Form 10-Q
period 1999-03-31
LIFEPOINT HOSPITALS INC
filed 1999-06-11
CIK 1074772

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------
                                   FORM 10-Q
                                --------------


      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the transition period from                to

                        Commission file number 0-29818
                       --------------------------------

                           LifePoint Hospitals, Inc.
            (Exact name of registrant as specified in its charter)

                 Delaware                             52-2165845
       (State or other jurisdiction                 (IRS Employer
        of incorporation or organization)         Identification No.)


            4525 Harding Road
          Nashville, Tennessee                            37205
   (Address of principal executive offices)             (Zip Code)



                                (615) 344-6261
             (Registrant's telephone number, including area code)


                                Not Applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)

                           -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934
    during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               YES ___    NO  X
                                              -

 Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

         Class of Common Stock               Outstanding at May 11, 1999
         ---------------------               ---------------------------
      Common stock, $ .01 par value                29,898,688 shares


================================================================================

                           LIFEPOINT HOSPITALS, INC.
                                   FORM 10-Q
                                March 31, 1999

                                                                                             Page of
Part I: Financial Information                                                                Form 10-Q
-----------------------------                                                                ---------
Item 1.  Financial Statements
         Condensed Combined Statements of Income - for the three months ended
           March 31, 1999 and 1998............................................................  3
         Condensed Combined Balance Sheets - March 31, 1999 and December 31, 1998.............  4
         Condensed Combined Statements of Cash Flows - for the three months ended
           March 31, 1999 and 1998............................................................  5
         Notes to Condensed Combined Financial Statements.....................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations...................................................................... 10


Part II: Other Information
--------------------------

Item 5:  Other Information.................................................................... 22

Item 6:  Exhibits and Reports on Form 8-K..................................................... 29

Part I:  Financial Information
Item 1:  Financial Statements

                            LIFEPOINT HOSPITALS, INC.

               CONDENSED COMBINED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in millions, except per share amounts)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               ----------------------------
                                                                                   1999           1998
                                                                               -------------   ------------

Revenues.................................................................    $      134.2      $      130.0

Salaries and benefits....................................................            57.1              55.0
Supplies.................................................................            16.4              16.0
Other operating expenses.................................................            28.5              29.3
Provision for doubtful accounts..........................................            10.3               9.9
Depreciation and amortization............................................             7.5               6.6
Interest expense allocated from Columbia/HCA.............................             4.7               4.6
Management fees allocated from Columbia/HCA..............................             2.4               2.3
                                                                             ------------      ------------

                                                                                    126.9             123.7
                                                                             ------------      ------------

Income from continuing operations before minority interests and
    income taxes.........................................................             7.3               6.3
Minority interests in earnings of consolidated entities..................             0.4               0.6
                                                                             ------------      ------------

Income from continuing operations before income taxes....................             6.9               5.7
Provision for income taxes...............................................             2.9               2.3
                                                                             ------------      ------------

Income from continuing operations........................................             4.0               3.4
Loss from discontinued operations, net of tax benefit of ($1.2)..........              --              (1.8)
                                                                             ------------      ------------

    Net income...........................................................    $        4.0      $        1.6
                                                                             ============      ============


Basic and diluted earnings per share:
    Income from continuing operations....................................    $       0.13      $       0.11
    Loss from discontinued operations....................................               -             (0.06)
                                                                             ============      ============
      Net income.........................................................    $       0.13      $       0.05
                                                                             ============      ============

Shares used in earnings per share calculations (000s):
    Basic................................................................          29,899            29,899
      Dilutive securities - stock options................................             269               150
                                                                             ------------      ------------
    Diluted..............................................................          30,168            30,049
                                                                             ============      ============


                          See accompanying notes.

                            LIFEPOINT HOSPITALS, INC.

                  CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                              (Dollars in millions)

                                                                                Pro Forma
                                                                               (to reflect
                                                                             Distribution and
                                                                           Assumption of Debt)
                                                                              March 31, 1999          March 31,        December 31,
                                    ASSETS                                     (See Note 1)             1999               1998
                                    ------                                -----------------------  ----------------   -------------

Current assets:
    Accounts receivable, less allowance for doubtful accounts of $48.5
      and $48.3 at March 31, 1999 and December 31, 1998....................                          $   48.8            $   36.4
    Inventories............................................................                              13.9                14.0
    Deferred taxes and other current assets................................                              21.3                18.6
                                                                                                       ------              ------
                                                                                                         84.0                69.0

Property and equipment, at cost:
    Land...................................................................                               7.1                 7.2
    Buildings..............................................................                             204.9               203.1
    Equipment..............................................................                             225.9               221.9
    Construction in progress (estimated cost to complete and equip
      after March 31, 1999 - $55.8)........................................                              15.3                10.4
                                                                                                       ------              ------
                                                                                                        453.2               442.6
Accumulated depreciation...................................................                            (175.5)             (176.2)
                                                                                                       ------              ------
                                                                                                        277.7               266.4
Intangible assets, net of accumulated amortization of $ 7.0 and $ 6.9
    at March 31, 1999 and December 31, 1998................................                              15.1                15.2
Other......................................................................                               4.6                 4.4
                                                                                                       ------              ------
                                                                                                     $  381.4            $  355.0
                                                                                                       ======              ======


                            LIABILITIES AND EQUITY
                            ----------------------
Current liabilities:
    Accounts payable.......................................................        $15.2                $15.2               $15.5
    Accrued salaries.......................................................         11.4                 11.4                11.7
    Other current liabilities..............................................         16.6                 16.6                14.9
                                                                                  ------               ------              ------
                                                                                    43.2                 43.2                42.1

Intercompany balances payable to Columbia/HCA..............................           --                188.0               167.6
Long-term debt.............................................................        260.3                  0.3                 0.3
Deferred taxes and other liabilities.......................................         22.4                 22.4                21.4
Minority interests in equity of consolidated entities......................          4.8                  4.8                 4.9

Equity, investments by Columbia/HCA........................................         50.7                122.7               118.7
                                                                                  ------               ------              ------
                                                                                  $381.4               $381.4              $355.0
                                                                                  ======               ======              ======



                            See accompanying notes.

                            LIFEPOINT HOSPITALS, INC.

             CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Dollars in millions)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                     ---------------------------
                                                                                        1999           1998
                                                                                     ------------   ------------
Cash flows from continuing operating activities:
    Net income.................................................................       $   4.0        $   1.6
    Adjustments to reconcile net income to net cash provided by (used in)
      continuing operating activities:
        Provision for doubtful accounts........................................          10.3            9.9
        Depreciation and amortization..........................................           7.5            6.6
        Loss from discontinued operations......................................            --            1.8
        Increase (decrease) in cash from operating assets and liabilities:
           Accounts receivable.................................................         (22.7)         (12.9)
           Inventories and other assets........................................          (0.3)          (1.0)
           Accounts payable and accrued expenses...............................           1.1           (1.1)
        Other..................................................................          (0.1)          (0.4)
                                                                                        -----          -----

           Net cash provided by (used in) operating activities.................          (0.2)           4.5

Cash flows from investing activities:
    Purchase of property and equipment, net....................................         (14.7)          (8.4)
    Other......................................................................          (0.2)           0.8
                                                                                        -----          -----

           Net cash used in investing activities...............................         (14.9)          (7.6)

Cash flows from financing activities:
    Decrease in long-term debt, net............................................           --            (1.1)
    Increase in intercompany balances with Columbia/HCA, net...................         15.1             4.2
                                                                                       -----           -----

           Net cash provided by financing activities...........................         15.1             3.1
                                                                                       -----           -----

Change in cash and cash equivalents............................................        $  --           $  --
                                                                                       =====           =====

Interest payments..............................................................        $ 4.7           $ 4.6
Income tax payments, net.......................................................        $ 2.3           $ 1.1


                             See accompanying notes.

                           LIFEPOINT HOSPITALS, INC
               NOTES TO CONDENSED COMBINED  FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -  BASIS OF PRESENTATION

     On May 11, 1999, Columbia/HCA Healthcare Corporation ("Columbia/HCA") completed the spin-off of its operations comprising the America Group to its shareholders (the "Distribution") as an independent, publicly-traded company named LifePoint Hospitals, Inc. (hereinafter referred to as "LifePoint Hospitals, Inc." or the "Company"). Owners of Columbia/HCA common stock received one share of the Company's common stock for every 19 shares of Columbia/HCA common stock which resulted in approximately 29.9 million shares of the Company's common stock outstanding.

     At March 31, 1999, the Company was comprised of 23 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Georgia, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming. Subsequent to March 31, 1999 and in connection with the Distribution, all intercompany amounts payable by the Company to Columbia/HCA were eliminated and the Company assumed certain indebtedness from Columbia/HCA (see Note 4). In addition, the Company entered into various agreements with Columbia/HCA which are intended to facilitate orderly changes for both companies in a way which would be minimally disruptive to each entity.

     The accompanying unaudited condensed combined financial statements, prepared on the pushed down basis of historical cost to Columbia/HCA, represent the combined financial position, results of operations and cash flows of the net assets contributed to the Company. They have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. This Form 10-Q should be read in conjunction with the audited combined financial statements and notes included in the Company's Form 10 Registration
Statement, as amended.   Certain estimates, assumptions and allocations were
made in preparing such financial statements. Therefore such financial statements may not necessarily be indicative of the results of operations, financial position or cash flows that would have existed had the Company been a separate, independent company throughout the periods presented.

     On May 11, 1999, Columbia/HCA also completed the spin-off of a separate, independent company, Triad Hospitals, Inc.

  Pro Forma Data

  The pro forma liabilities and equity amounts shown on the condensed combined balance sheet as of March 31, 1999 include adjustments to reflect the elimination of intercompany balances payable to Columbia/HCA and the assumption of $260.6 million (including $0.3 million included in other current liabilities) in debt financing in connection with the Distribution. The debt financing consists of senior term loans and subordinated notes (See Note 4).

NOTE 2 - CONTINGENCIES

  Columbia/HCA Investigations

   Columbia/HCA is currently the subject of several Federal investigations into certain of its business practices, as well as governmental investigations by various states. Columbia/HCA is cooperating in these investigations and understands that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the Federal False Claims Act for improper claims submitted to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. To the Company's knowledge, the government has intervened in three qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

     Columbia/HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions.

     It is too early to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigations will be commenced. If Columbia/HCA is found to have violated Federal or state laws relating to Medicare, Medicaid or similar programs, Columbia/HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts claimed in the qui tam and other actions may be substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such actions.

     Management believes that the ongoing governmental investigations and related media coverage may have had a negative effect on Columbia/HCA's results of operations (which includes the Company for the periods prior to the date of the Distribution which are presented herein). The extent to which the Company may or may not continue to be affected after the Distribution by the ongoing investigations of Columbia/HCA, the initiation of additional investigations, if any, and the related media coverage cannot be predicted. It is possible that these matters could have a material adverse effect on the financial condition or results of operations of the Company in future periods.

     In connection with the Distribution, Columbia/HCA has agreed to indemnify the Company in respect of any losses which it may incur arising from the proceedings described above. Columbia/HCA has also agreed to indemnify the Company in respect of any losses which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Distribution and relate to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by the Company as of the date of the Distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make cash payments to the Company based on amounts as defined in the Distribution Agreement by and among Columbia/HCA and the Company. The Company has agreed that, in connection with the pending governmental investigations, it will participate with Columbia/HCA in negotiating with the government one or more compliance agreements setting forth each of their respective agreements to comply with applicable laws and regulations. If any of such indemnified matters were successfully asserted against the Company, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of the Company. Columbia/HCA will not indemnify the Company for losses relating to any acts, practices and omissions engaged in by the Company after the distribution date, whether or not the Company is indemnified for similar acts, practices and omissions occurring prior to the date of the Distribution. Information regarding Columbia/HCA included in this Report on Form 10-Q is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission.

  General Liability Claims

  The Company is subject to claims and suits arising in the ordinary course of business. In certain of these actions claimants may ask for punitive damages against the Company, which are usually not covered by insurance. It is management's opinion that the ultimate resolution of pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

  Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician normally over a period of one year to assist in establishing his or her practice. Amounts committed to be advanced approximated $15.8 million at March 31, 1999. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician's private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community. It is management's opinion that amounts actually advanced and not repaid will not have a material adverse effect on the Company's results of operations or financial position.


NOTE 3 - DISCONTINUED OPERATIONS

     Discontinued operations represent the Company's home health care business. The Company implemented plans to dispose of this business during 1997. During the fourth quarter of 1998, the Company completed the sale of substantially all of the Company's home health care operations for total proceeds of approximately $3.8 million. The proceeds were used to repay intercompany balances to Columbia/HCA. Revenues of the home health care business totaled approximately $7.5 million for the quarter ended March 31, 1998.

NOTE 4 - SUBSEQUENT EVENTS

  Assumption of Certain Indebtedness from Columbia/HCA

  In connection with and on the distribution date of May 11, 1999, all intercompany amounts payable by the Company to Columbia/HCA were eliminated, and the Company assumed certain indebtedness from Columbia/HCA. The indebtedness was comprised of a Bank Credit Agreement and Senior Subordinated Notes.

       Bank Credit Agreement

  On May 11, 1999, the Company assumed from Columbia/HCA the obligations under a Bank Credit Agreement (the "Credit Agreement") with a group of lenders with commitments aggregating $210 million. The Credit Agreement consists of a $60 million term loan facility, a $85 million term loan facility, and a $65 million revolving credit facility (collectively the "Bank Facilities").

  At the time of the Distribution, $25 million of the $60 million term loan facility had been drawn, with the remaining $35 million available for limited purposes to be drawn in up to two subsequent draws within one year. The final payment under this term loan facility is due November 11, 2004.

  The $85 million term loan facility was drawn in full at the time of the Distribution. The final payment under this term loan is due November 11, 2005.

  The revolving credit facility, which was undrawn at the time of the Distribution, is expected to be available for working capital and other general corporate purposes, and any outstanding amounts thereunder will be due and payable on November 11, 2004.

  Repayments under the term loan facilities are due in quarterly installments with quarterly amortization based on annual amounts. Interest on the Bank Facilities are currently based on LIBOR plus an applicable margin (determined based on certain financial ratios).

  The Company's bank debt is secured by a pledge of substantially all of its assets. The Credit Agreement contains certain covenants that among other things, will limit the Company and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends on, redeem or purchase its capital stock, make investments and capital expenditures, engage in transactions with affilitates, create certain liens, sell assets and consolidate, merge or transfer assets. In addition, the Company is required to comply with various financial ratios and tests, including a minimum net worth test, a leverage ratio and a minimum fixed charge coverage ratio.


         Senior Subordinated Notes

  On May 11, 1999, the Company assumed from Columbia/HCA $150 million in Senior Subordinated Notes maturing on May 15, 2009 and bearing interest at 10.75% (the
"Notes").  Interest is payable semi-annually.   The Notes are unsecured
obligations and are subordinated in right of payment to all existing and future senior indebtedness.

  The indenture for the Notes contains certain covenants including but not limited to restrictions on additional indebtedness, payment of dividends, investments, the pledge or disposition of assets, transactions with affiliates and the ability to merge or consolidate. The indenture also requires that the Company offer to repurchase all Notes at 101% of their principal amount in the event of a change in control of the Company.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This discussion should be read in conjunction with the unaudited Condensed Combined Financial Statements included herein.

Overview

   On May 11, 1999, Columbia/HCA Healthcare Corporation ("Columbia/HCA") completed the spin-off of its operations comprising the America Group to its shareholders (the "Distribution") as an independent, publicly-traded company named LifePoint Hospitals, Inc. (hereinafter referred to as "LifePoint Hospitals, Inc." or the "Company"). Owners of Columbia/HCA common stock received one share of the Company's common stock for every 19 shares of Columbia/HCA common stock which resulted in approximately 29.9 million shares of the Company's common stock outstanding.

   At March 31, 1999, the Company was comprised of 23 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Georgia, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming. Subsequent to March 31, 1999 and in connection with the Distribution, all intercompany amounts payable by the Company to Columbia/HCA were eliminated and the Company assumed certain indebtedness from Columbia/HCA (see Note 4). In addition, the Company entered into various agreements with Columbia/HCA which are intended to facilitate orderly changes for both companies in a way which would be minimally disruptive to each entity. Information regarding Columbia/HCA included in this Report on Form 10-Q is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission.

Forward-Looking Statements

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "estimate", "anticipate", "plan" or "continue". These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the Company's future financial condition and results. These factors include, but are not limited to, (i) the highly competitive nature of the health care business,
(ii) the efforts of insurers, health care providers and others to contain health care costs, (iii) possible changes in the Medicare program that may further limit reimbursements to health care providers and insurers, (iv) changes in Federal, state or local regulation affecting the health care industry, (v) the possible enactment of Federal or state health care reform, (vi) the ability to attract and retain qualified management and personnel, including physicians,
(vii) liabilities and other claims asserted against the Company, (viii) fluctuations in the market value of the Company's common stock, (ix) changes in accounting practices, (x) changes in general economic conditions, (xi) the complexity of integrated computer systems and the success and expense of the remediation efforts of Columbia/HCA, the Company and relevant third parties in achieving Year 2000 readiness, and (xii) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Results of Operations

  Revenue/Volume Trends

   The Company has experienced an increase in revenues and volume growth for the three months ended March 31, 1999. However, the Company's revenues per equivalent admission continues to decrease from prior periods. Management believes the decline in revenue per equivalent admission is primarily attributable to the impact of reductions in Medicare payments mandated by the Federal Balanced Budget Act of 1997 (the "Balanced Budget Act"), the increasing percentage of patient volume related to patients participating in managed care plans and the continuing trend toward the conversion of more services to an outpatient basis.

   The Company's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. The Company expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and the expansion of state Medicaid programs. However, under the Balanced Budget Act, the Company's reimbursement from the Medicare and Medicaid programs was reduced in 1998 and for the three months ended March 31, 1999 and will be further reduced as some reductions in reimbursement levels are phased in over the next two years. The Company generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon prospective payment amounts regardless of the cost incurred, revenues, earnings and cash flows are being significantly reduced. Admissions related to Medicare, Medicaid and managed care plan patients were 89.0% and 88.4% of total admissions for the three months ended March 31, 1999 and 1998, respectively. Revenues from capitation arrangements (prepaid health service agreements) are less than 1.0% of revenues.

   The Company's revenues also continue to be adversely affected by the trend toward certain services being performed more frequently on an outpatient basis. The Company anticipates that further payment reductions will occur as a result of the implementation of a prospective payment system for Medicare outpatient services (pursuant to the Balanced Budget Act and scheduled for the second quarter of 2000). Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care. Generally, the payments received for an outpatient procedure are less than for a similar procedure performed in an inpatient setting. Outpatient revenues grew to 44.3% of net patient revenues for the three months ended March 31, 1999 from 43.7% for the three months ended March 31, 1998.

   Management also believes that the impact of the ongoing governmental investigations of certain of Columbia/HCA's business practices and the related media coverage have created uncertainties with physicians, patients and payers in certain markets.

   Reductions in Medicare and Medicaid reimbursement, the increasing percentage of the patient volume being related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges. The challenges presented by these trends are magnified by the Company's inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, the Company must increase patient volumes while controlling the costs of providing services. If the Company is not able to achieve reductions in the cost of providing services through increased operational efficiencies, and the trend toward declining reimbursements and payments continues, results of operations and cash flow will deteriorate.

   Management believes that the proper response to these challenges includes the delivery of a broad range of quality health care services to patients by assuring that physicians with appropriate specializations practice in the hospitals, that the appropriate equipment and range of specialized services are available within the hospitals, and that the hospitals are positioned as community assets.

   As part of Columbia/HCA, the Company's facilities were included in managed care contracts negotiated by Columbia/HCA on a market-wide basis emphasizing large urban facilities. The Company's management believes that independence from Columbia/HCA will help the Company over time to negotiate contract terms that are generally more favorable for its facilities and to decrease the level of discount arrangements in which the Company participates.

  Operating Results Summary

   The following is a summary of results from continuing operations for the three months ended March 31, 1999 and 1998 (dollars in millions):



                                                                 Three Months ended March 31,

                                                                1999                    1998
                                                                ----                    ----
                                                          Amount Percentage       Amount    Percentage
                                                        ----------------------------------------------
Revenues                                                   $134.2     100.0       $130.0         100.0

Salaries and benefits                                        57.1      42.6         55.0          42.3
Supplies                                                     16.4      12.2         16.0          12.3
Other operating expenses                                     28.5      21.3         29.3          22.6
Provision for doubtful accounts                              10.3       7.6          9.9           7.6
Depreciation and amortization                                 7.5       5.6          6.6           5.0
Interest expense allocated from Columbia/HCA                  4.7       3.5          4.6           3.6
Management fees allocated from Columbia/HCA                   2.4       1.8          2.3           1.8
                                                           ------     -----       ------         -----

                                                            126.9      94.6        123.7          95.2
Income from continuing operations before minority
 interests and income taxes                                   7.3       5.4          6.3           4.8
Minority interests in earnings of consolidated entities       0.4       0.3          0.6           0.4
                                                           ------     -----       ------         -----
Income from continuing operations before income taxes         6.9       5.1          5.7           4.4
Provision for income taxes                                    2.9       2.1          2.3           1.8
                                                           ------    ------       ------         -----
Income from continuing operations                          $  4.0       3.0        $ 3.4           2.6
                                                           ======    ======       ======         =====
% changes from prior year:
Revenues                                                     3.2%
Income from continuing operations before income taxes        19.4
Income from continuing operations                            15.4
Admissions (a)                                                7.2
Equivalent admissions (b)                                     8.2
Revenues per equivalent admission                            (4.6)

(a) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b) Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.


    For the Three Months Ended March 31, 1999 and 1998

    Revenues increased 3.2% to $134.2 million for the three months ended March 31, 1999 compared to $130.0 million for the three months ended March 31, 1998. Inpatient admissions increased 7.2%, equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 8.2% and revenues per equivalent admission decreased 4.6% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The decline in revenues per equivalent admission was due to several factors, including decreases in Medicare reimbursement rates mandated by the Balanced Budget Act which became effective October 1, 1997 (such rates lowered revenues by approximately $1.7 million for the three months ended March 31, 1999), continued increases in discounts from the growing number of managed care payers (managed care as a percentage of total admissions increased to 19.0% for the three months ended March 31, 1999 compared to 18.2% for the three months ended March 31, 1998) and delays experienced in obtaining Medicare cost report settlements (cost report filings and settlements resulted in favorable revenue adjustments of $0.4 million for the three months ended March 31,1999 compared to favorable adjustments of $0.9 million for the three months ended March 31, 1998).

   Salaries and benefits, as a percentage of revenues, increased to 42.6% for the three months ended March 31, 1999 from 42.3% for the three months ended March 31, 1998. The increase was primarily due to a decline in revenues per equivalent admission, increase in corporate office employees related to the establishment of the Company's corporate office and certain severance costs.

   Supply costs decreased slightly to 12.2% as a percentage of revenues for the three months ended March 31, 1999 from 12.3% for the three months ended March 31, 1998.

   Other operating expenses decreased as a percentage of revenues to 21.3% for the three months ended March 31, 1999 from 22.6% for the three months ended March 31, 1998. Other operating expenses consist primarily of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily due to decreases in professional fees and contract services.

   Provision for doubtful accounts, as a percentage of revenues, was 7.6% for the three months ended March 31, 1999 and 1998.

   Interest expense, which is primarily represented by interest incurred on the net intercompany balance with Columbia/HCA, increased slightly to $4.7 million for the three months ended March 31, 1999 from $4.6 million for the three months ended March 31, 1998.

  Management fees allocated by Columbia/HCA were $2.4 million for the three months ended March 31, 1999 and $2.3 million for the three months ended March 31, 1998. These amounts represent allocations, using revenues as the allocation basis, of the corporate, general and administrative expenses of Columbia/HCA. The Company's management estimates that if they had managed comparable general and administrative functions for the Company (as a separate, independent entity) the costs incurred would be approximately $3.8 million for the three months ended March 31, 1999, including approximately $1.8 million previously recorded in the Company's 1999 historical financial results.

  Minority interests decreased slightly as a percentage of revenues to 0.3% for the three months ended March 31, 1999 from 0.4% for the three months ended March 31, 1998.

  Income from continuing operations before income taxes increased 19.4% to $6.9 million for the three months ended March 31, 1999 from $5.7 million for the three months ended March 31, 1998 due to increases in revenues and improvements in operating expenses as a percentage of revenues in various line items as described above.

   Net income increased to $4.0 million for the three months ended March 31, 1999 compared to $1.6 million for the three months ended March 31, 1998. For the three months ended March 31, 1998, the Company incurred a $1.8 million after-tax loss from its discontinued home health operations, primarily due to declines in Medicare rates of reimbursement under the Balanced Budget Act and declines in home health visits.

   Liquidity and Capital Resources

   Prior to the distribution date, the Company had relied upon Columbia/HCA for liquidity and sources of capital to supplement any needs not met by operations. As an independent, publicly-traded company, the Company has direct access to the capital markets and has entered into its own bank borrowing arrangements. At March 31, 1999, the Company had working capital of $40.8 million compared to $26.9 million at December 31, 1998.

   Cash used in operating activities was $0.2 million for the three months ended March 31, 1999 compared to cash provided by operating activities of $4.5 million for the three months ended March 31, 1998. The decrease was due to higher growth in accounts receivable balances in the current period due primarily to an increase in revenues for the three months ended March 31, 1999.

   Cash used in investing activities was $14.9 million for the three months ended March 31, 1999 compared to $7.6 million for the three months ended March 31, 1998. The increase was primarily due to capital expenditures of $14.7 million during the three months ended March 31, 1999 compared to $8.4 million for the three months ended March 31, 1998. Management believes that its capital expenditure program is adequate to expand, improve and equip the Company's existing health care facilities. At March 31, 1999, there were projects under construction which had an estimated cost to complete and equip over the next twelve months of approximately $55.8 million (including the construction of a replacement hospital located in Florida that is estimated to cost approximately $33.0 million).

   Management does not consider the sale of any assets to be necessary to repay the Company's indebtedness or to provide working capital. However, for other reasons, certain of the Company's hospitals may be sold in the future from time to time. Three of the Company's hospitals are held for sale. Although the Company's indebtedness will be more substantial than was historically the case for its predecessor entities, management expects that operations and working capital facilities will provide sufficient liquidity for fiscal 1999.

   The Company does not expect to pay dividends on its common stock in the foreseeable future.

Subsequent Event

   Assumption of Certain Indebtedness from Columbia/HCA

   In connection with and on the distribution date of May 11, 1999, all intercompany amounts payable by the Company to Columbia/HCA were eliminated, and the Company assumed certain indebtedness from Columbia/HCA. The indebtedness was comprised of a Bank Credit Agreement and Senior Subordinated Notes.

      Bank Credit Agreement

   On May 11, 1999, the Company assumed from Columbia/HCA the obligations under a Bank Credit Agreement (the "Credit Agreement") with a group of lenders with commitments aggregating $210 million. The Credit Agreement consists of a $60 million term loan facility, a $85 million term loan facility, and a $65 million revolving credit facility (collectively the "Bank Facilities").

   At the time of the Distribution, $25 million of the $60 million term loan facility had been drawn, with the remaining $35 million available for limited purposes to be drawn in up to two subsequent draws within one year. The final payment under this term loan facility is due November 11, 2004.

   The $85 million term loan facility was drawn in full at the time of the Distribution. The final payment under this term loan is due November 11, 2005.

   The revolving credit facility, which was undrawn at the time of the Distribution, is expected to be available for working capital and other general corporate purposes, and any outstanding amounts thereunder will be due and payable on November 11, 2004.

   Repayments under the term loan facilities are due in quarterly installments with quarterly amortization based on annual amounts. Interest on the Bank Facilities are currently based on LIBOR plus an applicable margin (determined based on certain financial ratios).

   The Company's bank debt is secured by a pledge of substantially all of its assets. The Credit Agreement contains certain covenants that among other things, will limit the Company and certain of its subsidiaries' ability to incur additional indebtedness, pay dividends on, redeem or purchase its capital stock, make investments and capital expenditures, engage in transactions with affilitates, create certain liens, sell assets and consolidate, merge or transfer assets. In addition, the Company is required to comply with various financial ratios and tests, including a minimum net worth test, a leverage ratio and a minimum fixed charge coverage ratio.

      Senior Subordinated Notes

   On May 11, 1999, the Company assumed from Columbia/HCA $150 million in Senior Subordinated Notes maturing on May 15, 2009 and bearing interest at 10.75% (the "Notes"). Interest is payable semi-annually. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

   The indenture for the Notes contains certain covenants including but not limited to restrictions on additional indebtedness, payment of dividends, investments, the pledge or disposition of assets, transactions with affiliates and the ability to merge or consolidate. The indenture also requires that the Company offer to repurchase all Notes at 101% of their principal amount in the event of a change in control of the Company.

Contingencies

   Columbia/HCA is currently the subject of several Federal investigations into certain of its business practices, as well as governmental investigations by various states. Columbia/HCA is cooperating in these investigations and understands that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act for improper claims submitted to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. To the Company's knowledge, the government has intervened in three qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

   Columbia/HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions.

   It is too early to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigations will be commenced. If Columbia/HCA is found to have violated Federal or state laws relating to Medicare, Medicaid or similar programs, Columbia/HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts claimed in the qui tam and other actions may be substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such actions.

   Management believes that the ongoing governmental investigations and related media coverage may have had a negative effect on Columbia/HCA's results of operations (which includes the Company for the periods prior to the date of Distribution which are presented herein). The extent to which the Company may or may not continue to be affected after the Distribution by the ongoing investigations of Columbia/HCA, the initiation of additional investigations, if any, and the related media coverage cannot be predicted. It is possible that these matters could have a material adverse effect on the financial condition or results of operations of the Company in future periods.

   In connection with the Distribution, Columbia/HCA has agreed to indemnify the Company in respect of any losses which it may incur arising from the governmental investigations described above. Columbia/HCA has also agreed to indemnify the Company in respect of any losses which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the the date of the Distribution and relate to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by the Company as of the date of the Distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make cash payments to the Company based on amounts as defined in the Distribution Agreement by and among Columbia/HCA and the Company. The Company has agreed that, in connection with the pending governmental investigations, it will participate with Columbia/HCA in negotiating one or more compliance agreements setting forth each of their agreements to comply with applicable laws and regulations. If any of such indemnified matters were successfully asserted against the Company, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of the Company. Columbia/HCA will not indemnify the Company for losses relating to any acts, practices and omissions engaged in by the Company after the distribution date, whether or not the Company is indemnified for similar acts, practices and omissions occurring prior to the date of the Distribution.

   Impact of Year 2000 Computer Issues

   Background and General Information

   The Year 2000 problem is the result of two potential malfunctions that could have an impact on systems and equipment on which the Company relies. The first problem arises due to computers being programmed to use two rather than four digits to define the applicable year. The second problem arises in embedded chips, where microchips and microcontrollers have been designed using two rather than four digits to define the applicable year. Certain computer programs, building infrastructure components (e.g., alarm systems and HVAC systems) and medical devices that are date sensitive, may recognize a date using 00 as the year 1900 rather than the year 2000. If uncorrected, the problem could result in computer system and program failures that could result in a disruption of business operations or equipment and medical device malfunctions that could affect patient diagnosis and treatment.

   In connection with the Distribution, Columbia/HCA's wholly owned subsidiary, Columbia Information Services, Inc. ("CIS") and the Company entered into a Computer and Data Processing Services Agreement, pursuant to which the Company obtains most of its information technology and information technology infrastructure systems. CIS does not warrant that the software and hardware used by CIS in providing services to the Company will be Year 2000 ready, but CIS is currently making efforts in a professional, timely, and workmanlike manner that it deems reasonable to address Year 2000 issues with respect to the software licensed to the Company under the Computer and Data Processing Services Agreement. In connection with its participation in Columbia/HCA's Year 2000 project, the Company has made and will continue to make certain expenditures in respect of software systems and applications not obtained from CIS and non-information technology systems (e.g., vendor products, medical equipment and other related equipment with embedded chips) to ensure that they are Year 2000 ready.

   Pursuant to the Computer and Data Processing Services Agreement, the Company will rely on CIS to provide virtually all of its computer support and information technology services. In connection with the Distribution, Columbia/HCA's wholly owned subsidiary CHCA Management Services, L.P. ("CHCA") and the Company entered into a Year 2000 Professional Services Agreement, pursuant to which CHCA will continue its ongoing program to inspect medical equipment at the Company's facilities for Year 2000 readiness. The Company is dependent upon Columbia/HCA in substantially all respects for the Year 2000 readiness of its information technology and non-information technology systems and for contingency planning in respect of Year 2000 related risks. Any failure by Columbia/HCA to adequately address such matters could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company.

   Columbia/HCA is utilizing both internal and external resources to manage and implement its Year 2000 program. With the assistance of external resources, Columbia/HCA has undertaken development of contingency plans in the event that its Year 2000 efforts, or the Year 2000 efforts of third-parties upon which Columbia/HCA and the Company rely, are not accurately or timely completed. The Company's management consults regularly with the Columbia/HCA personnel responsible for development of such contingency plans. The Company, in conjunction with Columbia/HCA, has developed a contingency planning methodology and will implement contingency plans throughout 1999.

   Information Technology Systems

   With respect to the information technology (IT) systems portion of Columbia/HCA's Year 2000 project, which addresses the inventory, assessment, remediation, testing and implementation of internally developed software, Columbia/HCA has identified various software applications that are being addressed on separate time lines. Columbia/HCA has begun remediating these software applications and is testing the software applications where remediation has been completed. Columbia/HCA has also completed the assessment of mission critical third party software (i.e., that software which is essential for day-to-day operations) and has developed testing and implementation plans with separate time lines. Columbia/HCA has completed and placed into production 95% of software applications and anticipates completing, in all material respects, remediation, testing and implementation for internally developed and mission critical third party software by June 1999. Remediation, testing and implementation of various software applications for certain of the Company's subsidiaries will be completed in the fourth quarter of 1999. These exceptions to the June 1999 IT systems goals should not have a material effect on the Company's readiness. The IT systems portion of Columbia/HCA's Year 2000 project is currently on schedule in all material respects.

   The Company, in participation with Columbia/HCA, has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor-supplied products (hardware, systems software, business software, and telecommunication equipment) with respect to Year 2000 compliance. Columbia/HCA has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address IT products that pose a material Year 2000 impact. The Company and Columbia/HCA anticipate completion, in all material respects, of the IT infrastructure portion of the program by September 30,1999 (revised from an expected completion date of June 30, 1999). With respect to such revised date, the IT infrastructure portion of Columbia/HCA's Year 2000 project is currently on schedule in all material respects.

   The Company's management presently believes that with modifications to existing software or the installation of upgraded software under the IT infrastructure portion, the Year 2000 will not pose material operational problems for the Company's computer systems. However, if such modifications or upgrades are not accomplished in a timely manner, Year 2000 related failures may present a material adverse impact on the operations of the Company.

   Non-Information Technology Systems and Equipment

   With respect to the non-IT infrastructure project, the Company, in participation with Columbia/HCA has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor products, medical equipment and other related equipment with embedded chips. The Company, in participation with Columbia/HCA, has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address devices or equipment that pose a material Year 2000 impact. The Company anticipates completion, in all material respects, of the non-IT infrastructure portion of its program by September 30, 1999. The non-IT infrastructure project is currently on schedule in all material respects.

   The Company is prioritizing its non-IT infrastructure efforts by focusing on equipment and medical devices that will have a direct impact on patient care. The Company is directing substantial efforts to repair, replace, upgrade or otherwise address this equipment and these medical devices in order to minimize risk to patient safety and health. The Company is relying on information that is being provided to it by equipment and medical device manufacturers and Columbia/HCA regarding the Year 2000 status of their products. While the Company is attempting to evaluate information provided by its previous and current vendors, there can be no assurance that in all instances accurate information is being provided. The Company also cannot in all instances guarantee that the repair, replacement or upgrade of all non-IT infrastructure systems will occur on a timely basis or that such repairs, replacement or upgrades will avoid all Year 2000 problems.

     Third-Party Payers and Intermediaries, and Suppliers

     Columbia/HCA and the Company have initiated communications with the Company's major third party payers and intermediaries, including government payers and intermediaries. The Company relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. Neither the Company nor Columbia/HCA received assurances that these interfaces will be converted in a timely manner. Testing with payers and intermediaries will not be completed by June 30, 1999 because the payers and intermediaries are not ready to test with the Company's systems. Failure of these third party systems could have a material adverse effect on the Company's cash flow and results of operations.

     Columbia/HCA and the Company have also initiated communications with the Company's mission critical suppliers and vendors (i.e. those suppliers and vendors whose products and services are essential for day-to-day operations) to verify their ability to continue to deliver goods and services through the Year 2000. The Company has not received assurances from all mission critical suppliers and vendors that they will be able to continue to deliver goods and services through the Year 2000, but the Company is continuing its efforts to obtain such assurances. The failure of these third parties could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company, and/or the ability of the Company to provide health care services.

     With the assistance of external resources, including Columbia/HCA, the Company has undertaken the development of contingency plans in the event that its Year 2000 efforts, or the Year 2000 efforts of third parties upon which Columbia/HCA and the Company rely, are not accurately or timely completed. The Company has developed a contingency planning methodology and will implement contingency plans throughout 1999.

     Year 2000 Risks

     While the Company is developing contingency plans to address possible failure scenarios, the Company recognizes that there are "worst case" scenarios which may develop and are largely outside the Company's or Columbia/HCA's control. The Company recognizes the risks associated with extended infrastructure (e.g., power, water and telecommunications) failure, the interruption of insurance and government program payments to the Company and the failure of equipment or software that could impact patient safety or health despite the assurances of third parties. The Company is addressing these and other failure scenarios in its contingency planning effort and is engaging third parties in discussions regarding how to manage common failure scenarios, but neither Columbia/HCA nor the Company can currently estimate the likelihood or the potential cost of such failures. Currently the Company does not believe that any reasonably likely worst case scenarios will have a material impact on the Company's revenues or operations. Those reasonably likely worst case scenarios include continued expenditures for remediation, continued expenditures for replacement or upgrade of equipment, continued efforts regarding contingency planning, increased staffing for the periods immediately preceding and after January 1, and possible payment delays from the Company's payers.

     Costs and Expenses

     The Year 2000 project costs incurred by Columbia/HCA will have an impact on the Computer and Data Processing Services Agreement with the Company. The Company is not currently able to reasonably estimate the ultimate cost to be incurred by it for the assessment, remediation, upgrade, replacement and testing of its impacted non-IT systems. The majority of the costs related to the Year 2000 project (except the cost of new equipment) will be expensed as incurred and are expected to be funded through operating cash flows.

     The successful completion of the project and completion dates for the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes and all medical equipment.

   Inflation

     The health care industry is labor intensive. Wages and other expenses increase during periods of inflation and when shortages in marketplaces occur. In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company's ability to pass on these increased costs is limited due to increasing regulatory and competitive pressures, as discussed above.

   Health Care Reform

   In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect health care systems in the Company's markets. The cost of certain proposals would be funded in significant part by reduction in payments by government programs, including Medicare and Medicaid, to health care providers or taxes levied on hospitals or other providers. While the Company is unable to predict which, if any, proposals for health care reform will be adopted, there can be no assurance that proposals adverse to the business of the Company will not be adopted.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)

                                 Operating Data

                                                                                                           1999       1998
                                                                                                         ---------  ---------
Number of hospitals in operations at:
       March 31...................................................................................              23        23
       June 30....................................................................................                        23
       September 30...............................................................................                        23
       December 31................................................................................                        23
Licensed hospitals beds at (a):
       March 31...................................................................................           2,169     2,136
       June 30....................................................................................                     2,113
       September 30...............................................................................                     2,112
       December 31................................................................................                     2,169
Weighted average licensed beds (b):
       Quarter:
         First....................................................................................           2,169     2,136
         Second...................................................................................                     2,128
         Third....................................................................................                     2,113
         Fourth...................................................................................                     2,131
       Year.......................................................................................                     2,127
Average daily census (c):
       Quarter:
         First....................................................................................             863       853
         Second...................................................................................                       695
         Third....................................................................................                       699
         Fourth...................................................................................                       725
       Year.......................................................................................                       742
Admissions (d):
       Quarter:
         First....................................................................................          18,051    16,842
         Second...................................................................................                    14,940
         Third....................................................................................                    14,832
         Fourth...................................................................................                    15,655
       Year.......................................................................................                    62,269
Equivalent Admissions (e):
       Quarter:
         First....................................................................................          30,741    28,412
         Second...................................................................................                    27,175
         Third....................................................................................                    26,920
         Fourth...................................................................................                    27,522
       Year.......................................................................................                   110,029
Average length of stay (days) (f):
       Quarter:
         First....................................................................................             4.3       4.6
         Second...................................................................................                       4.2
         Third....................................................................................                       4.3
         Fourth...................................................................................                       4.3
       Year.......................................................................................                       4.4

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)

                          Operating Data (Continued)


-----------------

(a) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b) Represents the average number of licensed beds, weighted based on periods owned.
(c) Represents the average number of patients in the company's hospital beds each day.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e) Equivalent admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions is computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the average number of days admitted patients stay in the Company's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.

Part II.  Other Information
---------------------------

Item 5:  Other Information

         (a) Unaudited Pro Forma Financial Statements as of and for the period ended March 31, 1999

         The following Unaudited Pro Forma Condensed Combined Financial Statements of the Company are based on the historical combined financial statements, which reflect periods during which the businesses that will comprise the Company did not operate as a separate, independent company and certain estimates, assumptions and allocations were made in preparing such financial statements. Therefore, such historical combined financial statements do not necessarily reflect the combined results of operations or financial position that would have existed had the Company been a separate, independent company throughout the periods presented.

         The Unaudited Pro Forma Condensed Combined Statement of Income for the three months ended March 31, 1999 reflects the results of the Company's operations as if the Distribution and the divestitures of certain facilities that the Company intends to divest during 1999 had occurred at the beginning of 1999. The Unaudited Pro Forma Condensed Combined Balance Sheet assumes that the Distribution and such divestitures had occurred on March 31, 1999.

         The Unaudited Pro Forma Condensed Combined Financial Statements should be read in conjunction with the historical financial statements of the Company included elsewhere herein and the notes thereto. The pro forma condensed combined financial information is presented for informational purposes only and does not purport to reflect the results of operations or financial position of the Company or the results of operations or financial position that would have occurred had the Company been operated as a separate, independent company.

                           LIFEPOINT HOSPITALS, INC.
          UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
                     FOR THE QUARTER ENDED MARCH 31, 1999
                (Dollars in millions, except per share amounts)


                                                                                                   Pro Forma
                                                                                  Historical      Adjustments         Pro Forma
                                                                                 -------------  ----------------     ------------
Revenues..................................................................           $134.2             ($12.9) (a)     $121.3

Salaries and benefits.....................................................             57.1               (5.8) (a)       50.6
                                                                                                           0.7  (c)
                                                                                                          (1.4) (b)
Supplies..................................................................             16.4               (1.7) (a)       14.8
                                                                                                           0.1  (c)
Other operating expenses..................................................             28.5               (2.8) (a)       26.9
                                                                                                           1.2  (c)
Provision for doubtful accounts...........................................             10.3               (2.0) (a)        8.3
Depreciation and amortization.............................................              7.5               (0.8) (a)        6.7
ESOP expense..............................................................               --                0.7  (b)        0.7
Interest expense allocated from Columbia/HCA..............................              4.7               (1.6) (a)        6.6
                                                                                                           3.5  (d)
Management fees allocated from Columbia/HCA...............................              2.4               (0.8) (a)         --
                                                                                                          (1.6) (c)
                                                                                 ----------     ---------------      ---------

                                                                                      126.9              (12.3)          114.6
                                                                                 ----------     ---------------      ---------

Income from continuing operations before minority interests
    and income taxes......................................................              7.3               (0.6)            6.7
Minority interests in earnings of consolidated entities...................              0.4                 --             0.4
                                                                                 ----------     ---------------      ---------

Income from continuing operations before income taxes.....................              6.9               (0.6)            6.3
Provision for income taxes................................................              2.9               (0.2) (e)        2.7
                                                                                 ----------     ---------------      ---------

Income from continuing operations.........................................             $4.0              ($0.4)           $3.6
                                                                                 ==========     ===============      =========

Basic and diluted earnings per share (g)..................................            $0.13             ($0.01)          $0.12
                                                                                 ==========     ===============      =========

Shares used in earnings per share calculations (000s) (g):
    Basic.................................................................           29,899             29,899          29,899
         Dilutive securities - stock options..............................              269                269             269
                                                                                 ----------     ---------------      ---------
    Diluted...............................................................           30,168             30,168          30,168
                                                                                 ==========     ===============      =========

                            See accompanying notes.

                           LIFEPOINT HOSPITALS, INC.
             UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
                                March 31, 1999
                (Dollars in millions, except per share amounts)

                                                                                         Pro Forma
                                        ASSETS                      Historical          Adjustments             Pro Forma
                                        -------                    --------------     ----------------       ---------------
Current assets:
   Accounts receivable, net...................................            $  48.8                ($6.6)  (a)         $  65.0
                                                                                                  22.8   (h)
   Inventories................................................               13.9                 (2.0)  (a)            11.9
   Deferred taxes and other current assets....................               21.3                 (0.3)  (a)            18.1
                                                                                                  (2.9)  (h)
                                                                   --------------     ----------------       ---------------
                                                                             84.0                 11.0                  95.0

Property and equipment, at cost...............................              453.2                (30.6)  (a)           422.6
Accumulated depreciation......................................             (175.5)                11.5   (a)          (164.0)
                                                                   --------------     ----------------       ---------------
                                                                            277.7                (19.1)                258.6
Intangible assets, net........................................               15.1                 (0.4)  (a)            14.7
Other.........................................................                4.6                 (4.2)  (a)            10.4
                                                                                                  10.0   (f)
                                                                   --------------     ----------------       ---------------
                                                                          $ 381.4                ($2.7)              $ 378.7
                                                                   ==============     ================       ===============

                          LIABILITIES AND EQUITY

Current liabilities:
   Accounts payable...........................................            $  15.2                ($1.3)  (a)         $  13.9
   Accrued salaries...........................................               11.4                 (1.0)  (a)            10.4
   Other current liabilities..................................               16.6                 (1.5)  (a)            15.1
                                                                   --------------     ----------------       ---------------
                                                                             43.2                 (3.8)                 39.4

Intercompany balances payable to Columbia/HCA.................              188.0                (38.8)  (a)               -
                                                                                                (168.9)  (f)
                                                                                                  19.7   (h)
Long-term debt................................................                0.3                260.0   (f)           260.3
Deferred taxes and other liabilities..........................               22.4                  2.8   (a)            25.4
                                                                                                   0.2   (h)
Minority interests in equity of consolidated entities.........                4.8                    -                   4.8
Equity, investments by Columbia/HCA...........................              122.7                 10.0   (a)               -
                                                                                                (132.7)  (f)
Preferred stock, par value $0.01 per share;
   10.0 million authorized shares; no shares issued...........                  -                    -                     -

Common stock, par value $0.01 per share;
   90.0 million authorized shares; 29.9 million shares
   issued and outstanding ....................................                  -                  0.3   (f)             0.3
Capital in excess of par value................................                  -                 48.5   (f)            48.5
                                                                   --------------     ----------------       ---------------
                                                                          $ 381.4                ($2.7)              $ 378.7
                                                                   ==============     ================       ===============

                            See accompanying notes.

     Notes to Unaudited Pro Forma Condensed Combined Financial Statements

(a) To eliminate the assets, liabilities and March 31, 1999 quarterly results of operations for three facilities which the Company's management believes divestiture during 1999 is probable.

(b) To adjust historical retirement plan expense recorded as a component of salaries and wages and record the estimated LifePoint Hospitals, Inc. Retirement Plan (the "ESOP") expense for the quarter ended March 31, 1999. The ESOP will be established in connection with the Distribution, and the ESOP will purchase newly issued shares of the Company's common stock equal to approximately 8.3% of the outstanding shares of the Company. The ESOP shares will be released from a suspense account and allocated to the Company's participating employees over an expected 10 year period. The non-cash ESOP expense will be recognized as the shares are released and allocated to the participants and will be based upon the fair value of the shares released.

(c) To adjust for the estimated general and administrative costs of $3.8 million (including $1.8 million in costs already included in the historical combined statement of income) that would have been incurred if the Company had managed comparable general and administrative functions and to eliminate the management fee allocated from Columbia/HCA.

(d) To adjust interest expense to $6.6 million for the quarter ended March 31, 1999. The interest expense adjustment is based on the elimination of all intercompany amounts payable by the Company to Columbia/HCA ($188.0 million at March 31, 1999) and the assumption of certain indebtedness from Columbia/HCA in the aggregate amount of approximately $260.6 (including $0.3 million in other current liabilities), at an assumed average interest rate of approximately 9.7% and $0.4 million in amortization of the deferred loan cost.

(e) To adjust income tax provision for the estimated impact of the pro forma adjustments.

(f) To adjust for the assumption of certain indebtedness from Columbia/HCA in the aggregate amount of $260.6 million (including $0.3 million in other current liabilities), record deferred loan costs of $10.0 million and record the issuance of approximately 29.9 million shares of the Company's common stock.

(g)  Pro forma basic earnings per share was computed based upon approximately
     29.9 million shares of the Company's common stock which were distributed to the stockholders of Columbia/HCA on the date of the Distribution. Pro forma diluted earnings per share was computed based upon approximately 30.2 million shares which includes approximately 29.9 million shares distributed to the stockholders of Columbia/HCA and approximately 0.3 million shares of common stock equivalents.

(h) To adjust for Columbia/HCA's assumption of responsibility for, and entitlement to, Medicare, Medicaid, and cost-based Blue Cross receivables and payables relating to cost reporting periods ending on or prior to the distribution date pursuant to the Distribution Agreement and to adjust for certain deferred taxes in connection with the Distribution.

(b)  Supplemental Quarterly Unaudited Pro Forma Information

          Below is the Company's unaudited pro forma information for the quarters and year ended December 31, 1998. This information reflects the same estimates, assumptions and allocations as are described in (a) above regarding the pro forma financial information for the period ended March 31, 1999, except that the Distribution and the divestitures of certain facilities that the Company intends to divest during 1999 are assumed to have occurred at the beginning of 1998 rather than at the beginning of 1999.


                           LIFEPOINT HOSPITALS, INC.
                        UNAUDITED PRO FORMA INFORMATION
               FOR THE QUARTERS AND YEAR ENDED DECEMBER 31, 1998
                (Dollars in millions, except per share amounts)

                                                                  First         Second         Third         Fourth
                                                                 Quarter       Quarter        Quarter        Quarter      Year
                                                                Pro Forma     Pro Forma      Pro Forma      Pro Forma  Pro Forma
                                                            ---------------  ------------   -----------   ------------ -----------
Revenues                                                           $ 116.6       $ 112.2       $ 112.9        $ 108.7      $ 450.4


Salaries and benefits                                                 49.3          49.0          49.0           53.1        200.4
Supplies                                                              14.3          13.2          14.2           14.2         55.9
Other operating expenses                                              27.1          26.3          25.5           29.1        108.0
Provision for doubtful accounts                                        8.9           8.2          10.2            8.8         36.1
Depreciation and amortization                                          5.9           5.7           6.6            6.9         25.1
ESOP expense                                                           0.6           0.6           0.6            0.6          2.4
Interest expense allocated from Columbia/HCA                           6.7           6.6           6.7            6.6         26.6
Impairment of long-lived assets (a)                                      -             -           1.3              -          1.3
                                                            ---------------  ------------   -----------   ------------ -----------

                                                                     112.8         109.6         114.1          119.3        455.8
                                                            ---------------  ------------   -----------   ------------ -----------
Income (loss) from continuing
   operations before minority interests
   and income taxes (benefit)                                          3.8           2.6          (1.2)         (10.6)        (5.4)

Minority interests in earnings
   of consolidated entities                                            0.6           0.3           0.5            0.5          1.9
                                                            ---------------  ------------   -----------   ------------ -----------
Income (loss) from continuing
   operations before income taxes                                      3.2           2.3          (1.7)         (11.1)        (7.3)
Provision for income taxes (benefit)                                   1.4           0.9          (0.6)          (4.6)        (2.9)
                                                            ---------------  ------------   -----------   ------------ -----------

Income (loss) from continuing operations                           $   1.8       $   1.4         ($1.1)         ($6.5)       ($4.4)
                                                            ===============  ============   ============  ============= ==========



Basic and diluted earnings (loss) per share (a)                    $  0.07       $  0.04        ($0.03)        ($0.23)     $ (0.15)
                                                            ===============  ============   ============  ============= ==========

Shares used in earnings per share calculations (000s)
   Basic                                                            29,899        29,899        29,899         29,899       29,899
                                                            ===============  ============   ============  ============= ==========

   Diluted                                                          30,049        30,049        29,899         29,899       29,974
                                                            ===============  ============   ============  ============= ==========

(a) During the third quarter of 1998, the Company recorded a $0.8 million after-tax charge ($0.03 per basic and diluted share) related to the impairment of certain long-lived assets.

(c)  Supplemental Quarterly Unaudited Historical Information

          Below are the Company's unaudited condensed combined statements of operations for the quarters and years ended December 31, 1998 and 1997.


                           LIFEPOINT HOSPITALS, INC.
             UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS AND YEAR ENDED DECEMBER 31, 1998
                (Dollars in millions, except per share amounts)

                                                                 First         Second          Third         Fourth
                                                                Quarter        Quarter        Quarter        Quarter      Year
                                                            ------------    -----------    ------------    -----------  --------
Revenues................................................         $ 130.0        $ 124.4        $ 124.7        $ 119.3    $ 498.4


Salaries and benefits...................................            55.0           54.7           54.3           56.8      220.8
Supplies................................................            16.0           14.6           15.7           15.7       62.0
Other operating expenses................................            29.3           28.6           27.9           31.4      117.2
Provision for doubtful accounts.........................             9.9            9.4           12.0           10.3       41.6
Depreciation and amortization...........................             6.6            6.4            7.4            7.9       28.3
Interest expense allocated
   from Columbia/HCA....................................             4.6            4.8            4.8            4.9       19.1
Management fees allocated
   from Columbia/HCA....................................             2.3            2.2            2.2            2.2        8.9
Impairment of long-lived assets (a).....................               -              -            1.3           24.8       26.1
                                                            ------------    -----------    ------------    -----------  --------

                                                                   123.7          120.7          125.6          154.0      524.0
                                                            ------------    -----------    ------------    -----------  --------
Income (loss) from continuing
   operations before minority
   interests and income taxes...........................             6.3            3.7           (0.9)         (34.7)     (25.6)

Minority interests in earnings
   of consolidated entities.............................             0.6            0.3            0.5            0.5        1.9
                                                            ------------    -----------    ------------    -----------  --------
Income (loss) from continuing
   operations before income taxes.......................             5.7            3.4           (1.4)         (35.2)     (27.5)
Provision for income taxes..............................             2.3            1.4           (0.6)         (12.9)      (9.8)
                                                            ------------    -----------    ------------    -----------  --------

Income (loss) from continuing operations................             3.4            2.0           (0.8)         (22.3)     (17.7)

Loss from discontinued operations.......................            (1.8)          (0.5)          (1.4)          (0.4)      (4.1)
                                                            ------------    -----------    ------------    -----------  --------

   Net income (loss)....................................         $   1.6        $   1.5          ($2.2)        ($22.7)    ($21.8)
                                                            ============    ===========    ============    ===========  ========

Basic and diluted earnings (loss) per share:
   Income (loss) from continuing operations (a).........         $  0.11        $  0.07         ($0.02)        ($0.75)    ($0.59)

   Loss from discontinued operations....................           (0.06)         (0.02)         (0.05)         (0.01)     (0.14)
                                                            ------------    -----------    ------------    -----------  --------
   Net income (loss)....................................         $  0.05        $  0.05         ($0.07)        ($0.76)    ($0.73)
                                                            ============    ===========    ============    ===========  ========

Shares used in earnings per share calculations (000s):
   Basic................................................          29,899         29,899         29,899         29,899     29,899
                                                            ============    ===========    ============    ===========  ========

   Diluted..............................................          30,049         30,049         30,049         30,049     30,049
                                                            ============    ===========    ============    ===========  ========

(a) During the third and fourth quarter of 1998, the Company recorded a $0.8 million after-tax charge ($0.03 per basic and diluted share) and a $15.1 million after-tax charge ($0.50 per basic and diluted share), respectively, related to the impairment of certain long-lived assets.

                           LIFEPOINT HOSPITALS, INC.
             UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS AND YEAR ENDED DECEMBER 31, 1997
                (Dollars in millions, except per share amounts)

                                                             First         Second         Third         Fourth
                                                            Quarter       Quarter        Quarter        Quarter          Year
                                                        --------------  -------------  -----------   ------------   ------------
Revenues...............................................      $ 130.7        $ 128.5       $ 116.1        $ 112.3         $ 487.6


Salaries and benefits..................................         47.3           46.8          49.6           52.9           196.6

Supplies...............................................         13.8           13.0          13.8           14.4            55.0

Other operating expenses...............................         26.1           28.0          30.7           34.7           119.5
Provision for doubtful accounts........................          6.7            7.0           9.2           11.6            34.5
Depreciation and amortization..........................          6.2            6.9           7.5            6.8            27.4
Interest expense allocated
   from Columbia/HCA...................................          3.6            3.8           3.8            4.2            15.4
Management fees allocated
   from Columbia/HCA...................................          2.2            2.1           2.0            1.9             8.2
                                                        --------------  -------------  -----------   ------------   ------------

                                                               105.9          107.6         116.6          126.5           456.6
                                                        --------------  -------------  -----------   ------------   ------------
Income (loss) from continuing
   operations before minority
   interests and income taxes..........................         24.8           20.9          (0.5)         (14.2)           31.0

Minority interests in earnings
   of consolidated entities............................          0.3            0.4           0.6            0.9             2.2
                                                        --------------  -------------  -----------   ------------   ------------
Income (loss) from continuing
   operations before income taxes......................         24.5           20.5          (1.1)         (15.1)           28.8
Provision for income taxes.............................         10.0            8.3          (0.5)          (6.1)           11.7
                                                        --------------  -------------  -----------   ------------   ------------

Income (loss) from continuing operations...............         14.5           12.2          (0.6)          (9.0)           17.1

Discontinued Operations:
   Income (loss) from operations.......................          0.8            1.0           0.8           (3.2)           (0.6)
   Estimated loss on disposal..........................            -              -             -           (3.4)           (3.4)
Accounting change......................................         (0.6)             -             -              -            (0.6)
                                                        --------------  -------------  -----------   ------------   ------------

   Net income (loss)...................................      $  14.7        $  13.2       $   0.2         ($15.6)        $  12.5

                                                        ==============  =============  ===========   ============   ============

Basic and diluted earnings (loss) per share:
   Income (loss) from continuing operations............      $  0.48        $  0.41        ($0.02)        ($0.30)        $  0.57

   Income (loss) from discontinued operations..........         0.03           0.03          0.02          (0.22)          (0.14)
   Accounting change...................................        (0.02)             -             -              -           (0.02)
                                                        --------------  -------------  -----------   ------------   ------------
   Net income (loss)...................................      $  0.49        $  0.44       $     -         ($0.52)        $  0.41
                                                        ==============  =============  ===========   ============   ============

Shares used in earnings per share calculation (000s):
   Basic...............................................       29,899         29,899        29,899         29,899          29,899
                                                        ==============  =============  ===========   ============   ============

   Diluted.............................................       30,138         30,138        30,138         30,138          30,138
                                                        ==============  =============  ===========   ============   ============

     Item 6:  Exhibits and Reports on Form 8-K

(a)  List of Exhibits:

Exhibit Number                         Description
--------------                         -----------

     2.1 Distribution Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, the Company and Triad Hospitals, Inc.

     3.1            Certificate of Incorporation of the Company.

     3.2            By-Laws of the Company.

     4.1 Rights Agreement dated as of May 11, 1999 between the Company and National City Bank as Rights Agent.

     4.2(a) 10 3/4% Senior Subordinated Notes due 2009 Indenture dated as of May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and Citibank N.A. as Trustee.

     4.2(b)         Form of Note Senior Subordinated Note due 2009.

     4.3(a) Senior Subordinated Notes due 2009 Purchase Agreement dated May 4, 1999 by and among Healthtrust, Inc. - The Hospital Company, Merrill Lynch & Co, and the Initial Purchasers.

     4.3(b) Assumption Agreement dated May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and the Company.

     4.3(c) Assumption Agreement dated May 11, 1999 by and between the Company and Lifepoint Hospitals Holdings, Inc.

     4.3(d)         Guarantor Assumption Agreement dated May 11, 1999.

     4.4(a) Registration Rights Agreement dated as of May 11, 1999 by and among Healthtrust, Inc. - The Hospital Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Fleet Securities, Inc., Scotia Capital Markets and Sun Trust Equitable Securities Corporation.

     4.4(b) Assumption Agreement dated May 11, 1999 by and between Healthtrust, Inc. - The Hospital and the Company.

     4.4(c) Assumption Agreement dated May 11, 1999 by and between the Company and LifePoint Hospitals Holdings, Inc.

     4.4(d)         Guarantor Assumption Agreement dated May 11, 1999.

     10.1 Tax Sharing and Indemnification Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, the Company and Triad Hospitals, Inc.

     10.2 Benefits and Employment Matters Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, the Company and Triad Hospitals, Inc.

     10.3 Insurance Allocation and Administration Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, the Company and Triad Hospitals, Inc.

     10.4 Transitional Services Agreement dated May 11, 1999 by and between Columbia/HCA Healthcare Corporation and the Company.

     10.5 Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and the Company.

     10.6 Agreement to Share Telecommunications Services dated May 11, 1999 by and between Columbia Information Systems, Inc. and the Company.

     10.7 Year 2000 Professional Services Agreement dated May 11, 1999 by and between CHCA Management Services, L.P. and the Company.

     10.8 Sub-Lease Agreement dated May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and the Company.

     10.9*          LifePoint Hospital, Inc. 1998 Long-Term Incentive Plan.

     10.10*         LifePoint Hospital, Inc. Executive Stock Purchase Plan.

     10.11*         LifePoint Hospitals, Inc. Management Stock Purchase Plan.

     10.12* LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan.

     10.13 Credit Agreement, dated as of May 11, 1999, among Healthtrust, Inc. - The Hospital Company, as Borrower, the Lenders from time to time parties thereto, Fleet National Bank as Arranger. Fleet National Bank, Deutsche Bank Securities, Inc. and ScotiaBanc, Inc. as Co-Arrangers, ScotiaBanc, Inc. as Documentation Agent, Deutsche Bank Securities Inc. as Syndication Agent, SunTrust Bank, Nashville, N.A., as Co-Agent and Fleet National Bank as Administrative Agent.

     10.14 Assumption Agreement dated as of May 11, 1999 by and between Fleet National Bank and the Company.

     10.15 Assumption Agreement dated as of May 11, 1999 by and between Fleet National Bank and LifePoint Hospitals Holdings, Inc.

     27             Financial Data Schedule.


(b)  Reports on Form 8-K filed during the quarter ended March 31, 1999:

          None.


____________________________

     *Compensatory plan or arrangement.

                                  Signatures


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LifePoint Hospitals, Inc.


Date:  June 11, 1999                    /s/Kenneth C. Donahey
                                        ---------------------------------------
                                        Kenneth C. Donahey
                                        Senior Vice President & Chief
                                        Financial Officer

                               INDEX TO EXHIBITS

       Exhibit Number                              Description
       --------------                              ------------

           2.1 Distribution Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, the Company and Triad Hospitals, Inc.

           3.1                  Certificate of Incorporation of the Company.

           3.2                  By-Laws of the Company.

           4.1 Rights Agreement dated as of May 11, 1999 between the Company and National City Bank as Rights Agent.

           4.2(a) 10 3/4% Senior Subordinated Notes due 2009 Indenture dated as of May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and Citibank N.A. as Trustee.

           4.2(b)               Form of Senior Subordinated Note due 2009

           4.3(a) Senior Subordinated Notes due 2009 Purchase Agreement dated May 4, 1999 by and among Healthtrust, Inc. - The Hospital Company, Merrill Lynch & Co. and the initial Purchasers.

           4.3(b) Assumption Agreement dated May 11, by and between Healthtrust, Inc. - The Hospital Company and the Company.

           4.3(c) Assumption Agreement dated May 11, 1999 by and between the Company and LifePoint Hospitals Holdings, Inc.

           4.3(d)               Guarantor Assumption Agreement dated May 11,
                                1999.

           4.4(a) Registration Rights Agreement dated as of May 11, 1999 by and among Healthtrust, Inc. - The Hospital Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities, Fleet Securities, Inc. Scotia Capital Markets and SunTrust Equitable Securities Corporation.

           4.4(b) Assumption Agreement dated May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and the Company.

           4.4(c) Assumption Agreement dated May 11, 1999 by and between the Company and LifePoint Hospitals Holdings, Inc.

           4.4(d)               Guarantor Assumption Agreement dated May 11,
                                1999.

           10.1 Tax Sharing and Indemnification Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, the Company and Triad Hospitals, Inc.

                10.2 Benefits and Employment Matters Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, the Company and Triad Hospitals, Inc.

                10.3 Insurance Allocation and Administration Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, the Company and Triad Hospitals, Inc.


                10.4 Transitional Services Agreement dated May 11, 1999 by and between Columbia/HCA Healthcare Corporation and the Company.


                10.5 Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and the Company.

                10.6 Agreement to Share Telecommunications Services dated May 11, 1999 by and between Columbia Information Systems, Inc. and the Company.

                10.7 Year 2000 Professional Services Agreement dated May 11, 1999 by and between CHCA Management Services, L.P. and the Company.

                10.8 Sub-Lease Agreement dated May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and tje Company.

                10.9*     LifePoint Hospitals, Inc. 1998 Long-Term Incentive
                          Plan.

                10.10*    LifePoint Hospitals, Inc. Executive Stock Purchase
                          Plan.

                10.11*    LifePoint Hospitals, Inc. Management Stock Purchase
                          Plan.

                10.12* LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan.

                10.13 Credit Agreement dated as of May 11, 1999, among Healthtrust, Inc. - The Hospital Company, as Borrower, the Lenders from time to time parties thereto, Fleet National Bank as Arranger, Fleet National Bank, Deutsche Bank Securities, Inc. and ScotiaBanc. Inc. as Co-Arrangers, ScotiaBanc, Inc. as Documentation Agent, Deutsche Bank Securities Inc. as Syndication Agent, SunTrust Bank, Nashville, N.A. as Co-Agent and Fleet National Bank as Administrative Agent.

               10.14 Assumption Agreement dated as of May 11, 1999 by and between and Fleet National Bank and the Company.

               10.15 Assumption Agreement dated as of May 11, 1999 and between and Fleet National Bank and LifePoint Hospitals Holdings, Inc.

                  27      Financial Data Schedule.

----------------------------
                 * Compensatory plan or arrangement