Form 10-Q
period 1999-06-30
LIFEPOINT HOSPITALS INC
filed 1999-08-13
CIK 1074772

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

                 For the quarterly period ended June 30, 1999

                                      OR

        [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                to

                        Commission file number 0-29818
                        ------------------------------

                           LifePoint Hospitals, Inc.
            (Exact name of registrant as specified in its charter)

                   Delaware                                52-2165845
         (State or other jurisdiction                     (IRS Employer
       of incorporation or organization)               Identification No.)

               4525 Harding Road                              37205
              Nashville, Tennessee                         (Zip Code)
    (Address of principal executive offices)

                                (615) 344-6261
             (Registrant's telephone number, including area code)

                                Not Applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)

                            -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X    NO
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

     Class of Common Stock                        Outstanding at July 31, 1999
     ---------------------                        ----------------------------
 Common stock, $ .01 par value                          30,985,572 shares

===============================================================================

                           LIFEPOINT HOSPITALS, INC.
                                   FORM 10-Q
                                 June 30, 1999

                                                                       Page of
                                                                       Form 10-Q
                                                                       ---------
Part I: Financial Information
-----------------------------
Item 1.  Financial Statements
         Condensed Consolidated Statements of Income - for the three
           months and six months ended June 30, 1999 and 1998........      3
         Condensed Consolidated Balance Sheets - June 30, 1999 and
           December 31, 1998.........................................      4
         Condensed Consolidated Statements of Cash Flows - for the
           six months ended June 30, 1999 and 1998...................      5
         Notes to Condensed Consolidated Financial Statements........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     13

Part II: Other Information
--------------------------

Item 5:  Other Information...........................................     31

Item 6:  Exhibits and Reports on Form 8-K............................     36

Part I:  Financial Information
Item 1:  Financial Statements

                           LIFEPOINT HOSPITALS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in millions, except per share amounts)

                                                                            Three Months Ended           Six Months Ended
                                                                                 June 30,                      June 30,
                                                                           ---------------------         ------------------
                                                                             1999          1998           1999       1998
                                                                           -------        ------         ------     ------
Revenues ..........................................................        $  128.2     $  124.4        $ 262.4    $   254.4

Salaries and benefits .............................................            55.8         54.7          112.9        109.7
Supplies ..........................................................            15.6         14.6           32.0         30.6
Other operating expenses ..........................................            30.1         28.6           58.6         57.9
Provision for doubtful accounts ...................................             9.1          9.4           19.4         19.3
Depreciation and amortization .....................................             7.9          6.4           15.4         13.0
Interest expense ..................................................             6.0          4.8           10.7          9.4
Management fees allocated from Columbia/HCA .......................             0.8          2.2            3.2          4.5
ESOP expense ......................................................             0.5            -            0.5            -
                                                                           --------     --------        -------    ---------
                                                                              125.8        120.7          252.7        244.4
                                                                           --------     --------        -------    ---------
Income from continuing operations before minority
   interests and income taxes......................................             2.4          3.7            9.7         10.0
Minority interests in earnings of consolidated entities............             0.6          0.3            1.0          0.9
                                                                           --------     --------        -------    ---------
Income from continuing operations before income taxes..............             1.8          3.4            8.7          9.1
Provision for income taxes.........................................             0.8          1.4            3.7          3.7
                                                                           --------     --------        -------    ---------
Income from continuing operations..................................             1.0          2.0            5.0          5.4
Loss from discontinued operations, net of tax benefit of
   ($0.3) for the three months and ($1.5) for the six months
   ended June 30, 1998.............................................               -         (0.5)             -         (2.3)
                                                                           --------     --------        -------    ---------
   Net income .....................................................        $    1.0     $    1.5        $   5.0    $     3.1
                                                                           ========     ========        =======    =========

Basic and diluted earnings per share:
   Income from continuing operations ..............................        $   0.04     $   0.07        $  0.17    $    0.18
   Loss from discontinued operations ..............................               -        (0.02)             -        (0.08)
                                                                           --------     --------        -------    ---------
    Net income.....................................................        $   0.04     $   0.05        $  0.17    $    0.10
                                                                           ========     ========        =======    =========

Shares used in earnings per share calculations (000s):
   Basic...........................................................          30,198       29,899         30,049       29,899
     Dilutive securities - stock options...........................             250          150            259          150
                                                                           --------     --------        -------    ---------
   Diluted.........................................................          30,448       30,049         30,308       30,049
                                                                           ========     ========        =======    =========

                            See accompanying notes.

                           LIFEPOINT HOSPITALS, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (Dollars in millions, except per share amounts)

                                                                                June 30,     December 31,
                                     ASSETS                                       1999          1998
                                     ------                                     --------     ------------
Current assets:
   Cash and cash equivalents ..............................................     $  15.5        $     -
   Accounts receivable, less allowance for doubtful accounts of $50.2
    and $48.3 at June 30, 1999 and December 31, 1998.......................        58.9           36.4
   Inventories.............................................................        14.0           14.0
   Deferred taxes and other current assets ................................        28.0           18.6
                                                                                -------        -------
                                                                                  116.4           69.0
Property and equipment, at cost:
   Land....................................................................         7.2            7.2
   Buildings...............................................................       205.8          203.1
   Equipment...............................................................       232.1          221.9
   Construction in progress (estimated cost to complete and equip
    after June 30, 1999 - $45.5)...........................................        22.3           10.4
                                                                                -------        -------
                                                                                  467.4          442.6
Accumulated depreciation ..................................................      (183.1)        (176.2)
                                                                                -------        -------
                                                                                  284.3          266.4
Intangible assets, net of accumulated amortization of $7.3 and $6.9
    at June 30, 1999 and December 31, 1998 ................................        23.7           15.2
Other .....................................................................         4.2            4.4
                                                                                -------        -------
                                                                                $ 428.6        $ 355.0
                                                                                =======        =======

                           LIABILITIES AND EQUITY
                           ----------------------
Current liabilities:
   Accounts payable........................................................     $  14.7        $  15.5
   Accrued salaries........................................................        15.5           11.7
   Other current liabilities...............................................        21.5           14.6
   Current maturities of long-term debt ...................................         1.3            0.3
                                                                                -------        -------
                                                                                   53.0           42.1

Intercompany balances payable to Columbia/HCA .............................           -          167.6
Long-term debt ............................................................       258.8            0.3
Deferred taxes ............................................................        21.6           21.3
Professional liability risks and other liabilities ........................         1.6            0.1
Minority interests in equity of consolidated entities .....................         3.8            4.9

Stockholders' equity:
   Preferred stock, $0.01 par value; 10,000,000 shares authorized;
    no shares issued.......................................................           -              -
   Common stock, $0.01 par value; 90,000,000 shares authorized;
    30,939,886 shares issued and outstanding at June 30, 1999..............         0.3              -
   Capital in excess of par value..........................................       132.3              -
   Unearned ESOP compensation..............................................       (31.7)             -
   Notes receivable for shares sold to employees...........................       (10.2)             -
   Retained earnings (deficit).............................................        (0.9)             -
   Equity, investments by Columbia/HCA ....................................           -          118.7
                                                                                -------        -------
                                                                                   89.8          118.7
                                                                                -------        -------
                                                                                $ 428.6        $ 355.0
                                                                                =======        =======

                            See accompanying notes.

                           LIFEPOINT HOSPITALS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in millions)

                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                      -------------------------
                                                                                                          1999          1998
                                                                                                      -----------   -----------
Cash flows from continuing operating activities:
   Net Income........................................................................................  $     5.0    $      3.1
   Adjustments to reconcile net income to net cash provided by continuing operating  activities:
       ESOP expense..................................................................................        0.5             -
       Provision for doubtful accounts ..............................................................       19.4          19.3
       Depreciation and amortization ................................................................       15.4          13.0
       Deferred income tax benefit ..................................................................       (3.5)         (0.3)
       Loss from discontinued operations ............................................................         -            2.3
       Increase (decrease) in cash from operating assets and liabilities:
          Accounts receivable........................................................................      (22.1)        (13.7)
          Inventories and other assets...............................................................       (4.6)         (1.3)
          Accounts payable and accrued expenses......................................................       11.4          (0.2)
       Other.........................................................................................       (1.1)         (1.0)
                                                                                                       ---------    ----------
             Net cash provided by operating activities ..............................................       20.4          21.2

Cash flows from investing activities:
   Purchase of property and equipment, net ..........................................................      (28.8)        (15.4)
   Other.............................................................................................        0.2          (6.8)
                                                                                                       ---------    ----------
             Net cash used in investing activities...................................................      (28.6)        (22.2)

Cash flows from financing activities:
   Decrease in long-term debt, net...................................................................       (0.5)         (1.1)
   Increase in intercompany balances with Columbia/HCA, net..........................................       24.2           2.1
                                                                                                       ---------    ----------
             Net cash provided by financing activities...............................................       23.7           1.0

Change in cash and cash equivalents .................................................................       15.5             -
Cash and cash equivalents at beginning of period ....................................................          -             -
                                                                                                       ---------    ----------
Cash and cash equivalents at end of period ..........................................................  $    15.5    $        -
                                                                                                       =========    ==========

Interest payments ...................................................................................  $     7.0    $      9.4
Income tax payments, net ............................................................................  $     4.7    $      2.2

Supplemental financing non-cash activities:
   Assumption of debt from Columbia/HCA..............................................................  $   260.0    $        -
   Elimination of intercompany amounts payable to Columbia/HCA.......................................  $   224.2    $        -

                            See accompanying notes.

                           LIFEPOINT HOSPITALS, INC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     On May 11, 1999, Columbia/HCA Healthcare Corporation ("Columbia/HCA") completed the spin-off of its operations comprising the America Group to its shareholders (the "Distribution") as an independent, publicly-traded company named LifePoint Hospitals, Inc. LifePoint Hospitals, Inc., together with its subsidiaries as appropriate is hereinafter referred to as "the Company". Owners of Columbia/HCA common stock received one share of the Company's common stock for every 19 shares of Columbia/HCA common stock which resulted in approximately
29.9 million shares of the Company's common stock outstanding.

     The accompanying unaudited condensed consolidated financial statements include the operations of the Company for periods subsequent to May 11, 1999, and the accompanying unaudited condensed combined financial statements include the operations comprising the America's Group of Columbia/HCA Healthcare Corporation for periods through May 11, 1999 and are based on historical amounts included in the consolidated financial statements of Columbia/HCA.

     At June 30, 1999, the Company was comprised of 23 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Georgia, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming. In connection with the Distribution, all intercompany amounts payable by the Company to Columbia/HCA were eliminated and the Company assumed certain indebtedness from Columbia/HCA (see Note 4). In addition, the Company entered into various agreements with Columbia/HCA which are intended to facilitate orderly changes for both companies in a way which would be minimally disruptive to each entity. Information regarding Columbia/HCA included in this report on Form 10-Q is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For periods prior to the Distribution, such financial statements were prepared on the pushed down basis of historical cost to Columbia/HCA and represent the combined financial position, results of operations and cash flows of the net assets contributed to the Company. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. This Form 10-Q should be read in conjunction with the audited combined financial statements and notes included in the Company's Form 10 Registration Statement, as amended. Certain estimates, assumptions and allocations were made in preparing such financial statements. Therefore such financial statements may not necessarily be indicative of the results of operations, financial position or cash flows that would have existed had the Company been a separate, independent company throughout the periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation.

     On May 11, 1999, Columbia/HCA also completed the spin-off of a separate, independent company, Triad Hospitals, Inc.

NOTE 2 - CONTINGENCIES

     Columbia/HCA Investigations

     Columbia/HCA is currently the subject of several Federal investigations into certain of its business practices, as well as governmental investigations by various states. Columbia/HCA is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is the subject of a formal order of investigation by the Securities and Exchange Commission (the "Commission"). Columbia/HCA understands that the Commission investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the Federal securities laws. According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and Champus cost reports for the years 1992 and 1993 and on a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted on all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee.

     Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act by submitting improper claims to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. To the Company's knowledge, the government has intervened in five unsealed qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

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

     In connection with the Distribution, Columbia/HCA has agreed to indemnify the Company in respect of any losses which it may incur arising from the proceedings described above. Columbia/HCA has also agreed to indemnify the Company in respect of any losses which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Distribution and relate to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by the Company as of the date of the Distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make cash payments to the Company based on amounts as defined in the Distribution Agreement by and among Columbia/HCA and the Company. The Company has agreed that, in connection with the pending governmental investigations, it will participate with Columbia/HCA in negotiating with the government one or more compliance agreements setting forth each of their respective agreements to comply with applicable laws and regulations. If any of such indemnified matters were successfully asserted against the Company, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of the Company. Columbia/HCA will not indemnify the Company for losses relating to any acts, practices and omissions engaged in by the Company after the Distribution, whether or not the Company is indemnified for similar acts, practices and omissions occurring prior to the date of the Distribution.

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

  Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician normally over a period of one year to assist in establishing his or her practice. Amounts committed to be advanced approximated $16.7 million at June 30, 1999. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician's private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community. It is management's opinion that amounts actually advanced and not repaid will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 3 - DISCONTINUED OPERATIONS

     Discontinued operations represent the Company's home health care business. The Company implemented plans to dispose of this business during 1997. During the fourth quarter of 1998, the Company completed the sale of substantially all of the Company's home health care operations for total proceeds of approximately $3.8 million. The proceeds were used to repay intercompany balances to Columbia/HCA. Revenues of the home health care business totaled approximately $14.0 million for the six months ended June 30, 1998.

NOTE 4 - LONG - TERM DEBT

  Assumption of Certain Indebtedness from Columbia/HCA

     In connection with the Distribution, all intercompany amounts payable by the Company to Columbia/HCA were eliminated, and the Company assumed certain indebtedness from Columbia/HCA. The indebtedness was comprised of a Bank Credit Agreement and Senior Subordinated Notes.

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

     At the time of the Distribution, $25 million of the $60 million term loan facility was drawn, with the remaining $35 million available for limited purposes to be drawn in one or two subsequent draws within one year. The final payment under this term loan facility is due November 11, 2004.

     The $85 million term loan facility was drawn in full at the time of the Distribution. The final payment under this term loan is due November 11, 2005.

     The $65 million revolving credit facility is expected to be available for working capital and other general corporate purposes, and any outstanding amounts thereunder will be due and payable on November 11, 2004. No amounts were outstanding as of July 31, 1999.

     Repayments under the term loan facilities are due in quarterly installments with quarterly amortization based on annual amounts. Interest on the Bank Facilities is currently based on LIBOR plus 3.00% for the revolving credit facility, LIBOR plus 3.00% for the $25 million term loan facility and LIBOR plus 3.50% for the $85 million term loan facility. The weighted average interest rate on the Bank Facilities was approximately 8.4% at June 30, 1999. The Company also pays a commitment fee on the unused portion of the revolving credit facility equal to 0.5% of the average daily amount available under the revolving credit facility.

     The Company's bank debt is guaranteed by its subsidiaries. These guarantees are secured by a pledge of substantially all of the subsidiaries' assets. The Credit Agreement requires that the Company comply with various financial ratios and tests and contains covenants including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

Senior Subordinated Notes

     On May 11, 1999, the Company assumed from Columbia/HCA $150 million in Senior Subordinated Notes maturing on May 15, 2009 and bearing interest at 10.75% (the "Notes"). Interest is payable semi-annually. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

     The Notes are guaranteed jointly and severally by all of the Company's operating subsidiaries ("Subsidiary Guarantors"). The Company is a holding company with no operations apart from its ownership of the Subsidiary Guarantors. Substantially all of the Subsidiary Guarantors are wholly-owned and fully and unconditionally guarantee the Notes. Separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because management believes that separate financial statements would not provide additional material information to investors.

     Two of the Company's consolidating subsidiaries are non-wholly owned limited partnerships, the guarantees of which are currently limited. These limitations will no longer be applicable once the relevant partnership agreement of these guarantors have been modified to eliminate such limitations. Until such time, Columbia/HCA has guaranteed the Notes in an amount equal to the difference between the amount that would have been recovered under the note guarantees of all the guarantors without giving effect to these limitations and the amount recovered under the note guarantees of all guarantors after giving effect to these limitations. The Columbia/HCA guarantee will be released with respect to each such guarantor when the relevant limitation is eliminated or the guarantor's guarantee is released. Columbia/HCA is required to periodically file separate financial statements with the Securities and Exchange Commission.

     Separate financial statements of the non-wholly owned Subsidiary Guarantors are not presented because management believes that these financial statements would not provide additional material information to investors. The following is certain summarized combined financial information for the non-wholly owned Subsidiary Guarantors (dollars in millions):

                                 As of and for
                             the six months ended
                                 June 30, 1999

     Summarized Balance Sheet:
          Current assets.....................................      $ 9.5
          Non-current assets.................................       15.4
                                                                   -----
               Total assets..................................      $24.9
                                                                   =====

          Current liabilities................................      $ 5.0
          Non Current liabilities............................       24.5
          Equity (deficit)...................................       (4.6)
                                                                   -----
               Total liabilities and equity..................      $24.9
                                                                   =====

     Summarized Statement of Income:
          Net revenues.......................................      $26.0
          Income from continuing operations..................      $ 0.9
          Net income.........................................      $ 0.9

     Non-current liabilities shown above include intercompany payables of $20.6 million and minority interests of $3.9 million.

     The indenture for the Notes contains certain covenants including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

NOTE 5 - STOCK BENEFIT PLANS

     In connection with the Distribution, the Company adopted the 1998 Long-Term Incentive Plan, for which 5,425,000 shares of the Company's common stock have been reserved for issuance. The 1998 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of the Company. As of June 30, 1999, 549,854 stock options have been granted under this plan, at varying prices, in respect of pre-existing Columbia/HCA options. In addition, 3,027,000 stock options were granted under this plan, with the exercise price of such options based on the closing price of the Company's stock on the day preceding the date of grant. Also, 750,000 options have been granted under this plan to participants in the Executive Stock Purchase Plan, as described below.

     The Executive Stock Purchase Plan, for which 1,000,000 shares of the Company's common stock were reserved for issuance, grants a right to purchase shares of common stock from the Company to specified executives. The Company will loan each participant in the plan 100% of the purchase price of the Company's common stock, on a full recourse basis, to the extent the participant does not elect to pay the purchase price in cash. The principal and interest of the loans will mature on the earlier of the fifth anniversary following the purchase of the shares, termination of the participants' employment or bankruptcy of the participant. As of June 30, 1999, $10.2 million had been loaned to participants for the purchase of 1,000,000 shares. The loans bear interest at a rate ranging from 5.15% to 5.30% and are included as a reduction to stockholders' equity as "Notes receivable for shares sold to employees". In addition, such executives have been granted options equal to three-quarters of a share for each share purchased under the Executive Stock Purchase Plan. As of June 30, 1999, options to purchase 750,000 shares had been issued at an exercise price equal to the purchase price of the shares which ranged from $9.75 to $10.8125.

     In connection with the Distribution, the Company established the LifePoint Employee Stock Ownership Plan ("ESOP"). The ESOP purchased from the Company approximately 8.3% of the Company's common stock at fair market value (approximately 2.8 million shares at $11.50 per share).

Shares will be allocated ratably to employee accounts over the next 10 years beginning December 31, 1999. The shares held by the ESOP which have not yet been allocated to employee accounts are included in shareholders' equity as "Unearned ESOP compensation". Unearned ESOP shares are released at historical cost upon being allocated to employee accounts. Compensation expense is recognized using the average market price of shares committed to be released during the allocation period with any difference between the average market price and the cost being charged or credited to capital in excess of par value. As the shares are committed to be released, the shares become outstanding for earnings per share calculations.

     In addition, the Company adopted various other plans for which 425,000 shares of the Company's common stock have been reserved for issuance. As of June 30, 1999, 19,976 options have been granted under such plans to non-employee directors, with the exercise price of such options based on the closing price of the Company's stock on the day preceding the date of grant.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included herein.

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

     At June 30, 1999, the Company was comprised of 23 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Georgia, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming. In connection with the Distribution, all intercompany amounts payable by the Company to Columbia/HCA were eliminated and the Company assumed certain indebtedness from Columbia/HCA (see Note 4 of the Notes to the Condensed Consolidated Financial Statements). In addition, the Company entered into various agreements with Columbia/HCA which are intended to facilitate orderly changes for both companies in a way, which would be minimally disruptive to each entity. Information regarding Columbia/HCA included in this Report on Form 10-Q is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission.

Forward-Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains disclosures, which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "estimate", "anticipate", "plan" or "continue". These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the Company's future financial condition and results. These factors include, but are not limited to, (i) the highly competitive nature of the health care business, (ii) the efforts of insurers, health care providers and others to contain health care costs, (iii) possible changes in the Medicare program that may further limit reimbursements to health care providers and insurers, (iv) changes in Federal, state or local regulation affecting the health care industry, (v) the possible enactment of Federal or state health care reform, (vi) the ability to attract and retain qualified management and personnel, including physicians, (vii) liabilities and other claims asserted against the Company, (viii) fluctuations in the market value of the Company's common stock, (ix) changes in accounting practices, (x) changes in general economic conditions, (xi) the complexity of integrated computer systems and the success and expense of the remediation efforts of Columbia/HCA, the Company and relevant third parties in achieving Year 2000 readiness, and (xii) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Results of Operations

  Revenue/Volume Trends

     The Company has experienced an increase in revenues and volume growth for the six months ended June 30, 1999. However, the Company's revenues per equivalent admission decreased for the six months ended June 30, 1999 compared to prior year. Management believes the decline in revenue per equivalent admission is primarily attributable to the impact of reductions in Medicare payments mandated by the Federal Balanced Budget Act of 1997 (the "Balanced Budget Act"), the increasing percentage of patient volume related to patients participating in managed care plans and the continuing trend toward the conversion of more services to an outpatient basis.

     The Company's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. The Company expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and the expansion of state Medicaid programs. However, under the Balanced Budget Act, the Company's reimbursement from the Medicare and Medicaid programs was reduced in 1998 and for the six months ended June 30, 1999 and will be further reduced as some reductions in reimbursement levels are phased in over the next two to three years. The Company generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon prospective payment amounts regardless of the cost incurred, revenues, earnings and cash flows are being reduced. Admissions related to Medicare, Medicaid and managed care plan patients were 89.1% and 87.7% of total admissions for the six months ended June 30, 1999 and 1998, respectively. Revenues from capitation arrangements (prepaid health service agreements) are less than 1.0% of revenues.

     The Company's revenues also continue to be adversely affected by the trend toward certain services being performed more frequently on an outpatient basis. Generally, the payments received for an outpatient procedure are less than for a similar procedure performed in an inpatient setting. The Company anticipates that further payment reductions will occur as a result of the implementation of a prospective payment system for Medicare outpatient services (pursuant to the Balanced Budget Act and scheduled for implementation in the second quarter of
2000). Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care. The Company's net outpatient revenues as a percentage of net patient revenues remained constant at 45.8% for the six months ended June 30, 1999 and 1998.

  Management also believes that the impact of the ongoing governmental investigations of certain of Columbia/HCA's business practices and the related media coverage have created uncertainties with physicians, patients and payers in certain markets.

     Reductions in Medicare and Medicaid reimbursement, the increasing percentage of the patient volume being related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges. The challenges presented by these trends are magnified by the Company's inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, the Company must increase patient volumes while controlling the costs of providing services. If the Company is not able to achieve these improvements and the trend toward declining reimbursements and payments continues, results of operations and cash flow will deteriorate.

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

Operating Results Summary

     The following is a summary of results from continuing operations for the three months and six months ended June 30, 1999 and 1998 (dollars in millions):

                                                                             Three Months ended June 30,
                                                                             ---------------------------
                                                                            1999                      1998
                                                                            ----                      ----
                                                                      Amount      Ratio         Amount       Ratio
                                                                      ------      -----         ------       -----
Revenues...........................................................  $ 128.2      100.0%       $ 124.4      100.0%

Salaries & Benefits................................................     55.8       43.5           54.7       43.9
Supplies...........................................................     15.6       12.2           14.6       11.7
Other operating expenses...........................................     30.1       23.5           28.6       23.0
Provision for doubtful accounts....................................      9.1        7.1            9.4        7.6
Depreciation & amortization........................................      7.9        6.1            6.4        5.1
Interest expense...................................................      6.0        4.7            4.8        3.9
Management fees allocated from Columbia/HCA........................      0.8        0.6            2.2        1.8
ESOP expense.......................................................      0.5        0.4              -          -
                                                                     -------      -----        -------      -----
                                                                       125.8       98.1          120.7       97.0

Income from continuing operations before minority interests
  and income taxes.................................................      2.4        1.9            3.7        3.0
Minority interests in earnings of consolidated entities............      0.6        0.5            0.3        0.3
                                                                     -------      -----        -------      -----
Income from continuing operations before income taxes..............      1.8        1.4            3.4        2.7
Provision for income taxes.........................................      0.8        0.6            1.4        1.1
                                                                     -------      -----        -------      -----
Income from continuing operations..................................  $   1.0        0.8        $   2.0        1.6
                                                                     =======      =====        =======      =====

% changes from prior year:
Revenues...........................................................     3.0%
Income from continuing operations before income taxes..............   (44.9)
Income from continuing operations..................................   (46.7)
Admissions (a).....................................................     2.6
Equivalent admissions (b)..........................................     1.8
Revenues par equivalent admission..................................     1.2

                                                                              Six Months ended June 30,
                                                                             ---------------------------
                                                                            1999                      1998
                                                                            ----                      ----
                                                                      Amount      Ratio         Amount       Ratio
                                                                      ------      -----         ------       -----
Revenues...........................................................  $ 262.4      100.0%       $ 254.4      100.0%

Salaries & Benefits................................................    112.9       43.0          109.7       43.1
Supplies...........................................................     32.0       12.2           30.6       12.0
Other operating expenses...........................................     58.6       22.3           57.9       22.8
Provision for doubtful accounts....................................     19.4        7.4           19.3        7.6
Depreciation & amortization........................................     15.4        5.9           13.0        5.1
Interest expense...................................................     10.7        4.1            9.4        3.7
Management fees allocated from Columbia/HCA........................      3.2        1.2            4.5        1.8
ESOP expense.......................................................      0.5        0.2              -          -
                                                                     -------      -----        -------      -----
                                                                       252.7       96.3          244.4       96.1
                                                                     -------      -----        -------      -----

Income from continuing operations before minority interests
   and income taxes................................................      9.7        3.7           10.0        3.9
Minority interests in earnings of consolidated entities............      1.0        0.4            0.9        0.3
                                                                     -------      -----        -------      -----
Income from continuing operations before income taxes..............      8.7        3.3            9.1        3.6
Provision for income taxes.........................................      3.7        1.4            3.7        1.5
                                                                     -------      -----        -------      -----
Income from continuing operations..................................  $   5.0        1.9        $   5.4        2.1
                                                                     =======      =====        =======      =====

% changes from prior year:
Revenues...........................................................      3.1%
Income from continuing operations before income taxes..............     (4.3)
Income from continuing operations..................................     (7.5)
Admissions (a).....................................................      5.0
Equivalent admissions (b)..........................................      5.0
Revenues per equivalent admission..................................     (1.8)


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


  For the Three Months Ended June 30, 1999 and 1998

     Revenues increased 3.0% to $128.2 million for the three months ended June 30, 1999 compared to $124.4 million for the three months ended June 30, 1998 primarily resulting from increases in volumes and revenues per equivalent admission. Inpatient admissions increased 2.6%, equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 1.8% and revenues per equivalent admission increased 1.2% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The increase in revenues per equivalent admission was due to several factors, including increases in procedures that require higher intensity of service (surgical procedures increased approximately 3.0% over the same period in the prior year) which typically result in higher revenues per procedure. The increase was partially offset by decreases in Medicare reimbursement rates mandated by the Balanced Budget Act which became effective October 1, 1997 (such rates lowered revenues by approximately $1.7 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998). In addition, the increase in revenues per equivalent admission was partially offset by favorable cost report adjustments of $0.4 million recorded during the three months ended June 30, 1998.

     Salaries and benefits, as a percentage of revenues, decreased to 43.5% for the three months ended June 30, 1999 from 43.9% for the three months ended June 30, 1998. The decrease was primarily due to improvements in productivity (man-hours per equivalent admission decreased 6.5% over the same period in the prior year) as well as an increase in revenues per equivalent admission.

     Supply costs increased to 12.2% as a percentage of revenues for the three months ended June 30, 1999 from 11.7% for the three months ended June 30, 1998 primarily due to an increase in the cost of supplies per equivalent admission.

     Other operating expenses increased as a percentage of revenues to 23.5% for the three months ended June 30, 1999 from 23.0% for the three months ended June 30, 1998. Other operating expenses consist primarily of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The increase was primarily due to an increase in corporate and miscellaneous other operating expenses related to the establishment of the Company's corporate office.

     Provision for doubtful accounts, as a percentage of revenues, decreased to 7.1% for the three months ended June 30, 1999 from 7.6% for the three months ended June 30, 1998. In fiscal year 1998, a majority of the Company's facilities were undergoing computer information system conversions (including patient accounting) which hampered the business office billing functions. As a result, accounts were not billed timely and the Company's allowance for bad debt increased. For the three months ended June 30, 1999, the Company began to recover from the conversions and collect on the accounts that were not billed timely.

     Depreciation and amortization expense increased to $7.9 million for the three months ended June 30, 1999 from $6.4 million for the three months ended June 30, 1998 primarily due to increased capital expenditures related to computer information system conversions. The majority of the Company's facilities began depreciating the systems in the fourth quarter of fiscal 1998.

     Interest expense increased to $6.0 million for the three months ended June 30, 1999 from $4.8 million for the three months ended June 30, 1998. This increase is primarily due to the interest expense incurred on the debt obligations assumed from Columbia/HCA as discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements. For the three months ended June 30, 1998, interest expense was primarily represented by interest incurred on the net intercompany balance with Columbia/HCA. However, upon the Distribution, the intercompany amounts payable by the Company to Columbia/HCA were eliminated.

     Management fees allocated by Columbia/HCA were $0.8 million for the three months ended June 30, 1999 and $2.2 million for the three months ended June 30, 1998. These amounts represent allocations, using revenues as the allocation basis, of the corporate, general and administrative expenses of Columbia/HCA. However, as of the Distribution, Columbia/HCA stopped allocating management fees to the Company.

     Minority interests increased as a percentage of revenues to 0.5% for the three months ended June 30, 1999 from 0.3% for the three months ended June 30, 1998 primarily due to increased profitability from the Company's joint venture partnerships.

     Income from continuing operations before income taxes decreased 44.9% to $1.8 million for the three months ended June 30, 1999 from $3.4 million for the three months ended June 30, 1998 primarily due to increases in certain expenses as described above, and expense related to the newly established Employee Stock Ownership Plan ("ESOP") as discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

     Net income decreased to $1.0 million for the three months ended June 30, 1999 compared to $1.5 million for the three months ended June 30, 1998. For the three months ended June 30, 1998, the Company incurred a $0.5 million after-tax loss from its discontinued home health operations, primarily due to declines in Medicare rates of reimbursement under the Balanced Budget Act and declines in home health visits.

  For the Six Months Ended June 30, 1999 and 1998

     Revenues increased 3.1% to $262.4 million for the six months ended June 30, 1999 compared to $254.4 million for the six months ended June 30, 1998 primarily resulting from an increase in volume. Inpatient admissions and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 5.0% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Revenues per equivalent admission decreased 1.8% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The decline in revenues per equivalent admission was due to several factors, including decreases in Medicare reimbursement rates mandated by the Balanced Budget Act which became effective October 1, 1997 (such rates lowered revenues by approximately $3.4 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998), increases in discounts from the growing number of managed care payers (managed care as a percentage of total admissions increased to 19.2% for the six months ended June 30, 1999 compared to 18.6% for the six months ended June 30, 1998) and delays experienced in obtaining Medicare cost report settlements (cost report filings and settlements resulted in favorable revenue adjustments of $0.4 million for the six months ended June 30, 1999 compared to favorable adjustments of $1.3 million for the six months ended June 30, 1998).

     Salaries and benefits remained relatively unchanged as a percentage of revenues from the prior year.

     Supply costs increased slightly to 12.2% as a percentage of revenues for the six months ended June 30, 1999 from 12.0% for the six months ended June 30, 1998.

     Other operating expenses decreased as a percentage of revenues to 22.3% for the six months ended June 30, 1999 from 22.8% for the six months ended June 30, 1998. Other operating expenses consist primarily of contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily due to decreases in professional fees and contract services.

     Provision for doubtful accounts, as a percentage of revenues, decreased to 7.4% for the six months ended June 30, 1999 from 7.6% for the six months ended June 30, 1998. In fiscal year 1998, a majority of the Company's facilities were undergoing computer information system conversions (including patient accounting) which hampered the business office billing functions. As a result, accounts were not billed timely and the Company's allowance for bad debt increased. For the six months ended June 30, 1999, the Company began to recover from the conversions and collect on the accounts that were not billed timely.

     Depreciation and amortization expense increased to $15.4 million for the six months ended June 30, 1999 from $13.0 million for the six months ended June 30, 1998 primarily due to increased capital expenditures related to computer information system conversions. The majority of the Company's facilities began depreciating the systems in the fourth quarter of fiscal 1998.

     Interest expense increased to $10.7 million for the six months ended June 30, 1999 from $9.4 million for the six months ended June 30, 1998. This increase is primarily due to the interest expense incurred on the debt obligations assumed from Columbia/HCA as discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements. For the six months ended June 30, 1998, interest expense was primarily represented by interest incurred on the net intercompany balance with Columbia/HCA. However, upon the Distribution, the intercompany amounts payable by the Company to Columbia/HCA were eliminated.

     Management fees allocated by Columbia/HCA were $3.2 million for the six months ended June 30, 1999 and $4.5 million for the six months ended June 30, 1998. These amounts represent allocations, using revenues as the allocation basis, of the corporate, general and administrative expenses of Columbia/HCA. However, as of the Distribution, Columbia/HCA stopped allocating management fees to the Company.

     Minority interests increased slightly as a percentage of revenues to 0.4% for the six months ended June 30, 1999 from 0.3% for the six months ended June 30, 1998.

     Income from continuing operations before income taxes decreased 4.3% to $8.7 million for the six months ended June 30, 1999 from $9.1 million for the six months ended June 30, 1998 primarily due to increases in certain expenses as described above, and expense related to the newly established ESOP as discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

     Net income increased to $5.0 million for the six months ended June 30, 1999 compared to $3.1 million for the six months ended June 30, 1998. For the six months ended June 30, 1998, the Company incurred a $2.3 million after-tax loss from its discontinued home health operations, primarily due to declines in Medicare rates of reimbursement under the Balanced Budget Act and declines in home health visits.


  Liquidity and Capital Resources

     Prior to the Distribution, the Company had relied upon Columbia/HCA for liquidity and sources of capital to supplement any needs not met by operations. As an independent, publicly traded company, the Company has direct access to the capital markets and has entered into its own bank borrowing arrangements. At June 30, 1999, the Company had working capital of $63.4 million compared to $26.9 million at December 31, 1998. The increase in working capital was primarily due to a $15.5 million increase in cash from December 31, 1998 resulting from cash collections since the Distribution. In addition, accounts receivable increased approximately $22.5 million primarily as a result of Columbia/HCA's agreement to indemnify the Company with respect to Medicare, Medicaid, and cost-based Blue Cross receivables and payables relating to cost reporting periods ending on or prior to the Distribution.

     Cash provided by operating activities was $20.4 million for the six months ended June 30, 1999 compared to $21.2 million for the six months ended June 30, 1998.

     Cash used in investing activities was $28.6 million for the six months ended June 30, 1999 compared to $22.2 million for the six months ended June 30, 1998. The increase was primarily due to capital expenditures of $28.8 million during the six months ended June 30, 1999 compared to $15.4 million for the six months ended June 30, 1998. Management believes that its capital expenditure program is adequate to expand, improve and equip the Company's existing health care facilities. At June 30, 1999, there were projects under construction which had an estimated cost to complete and equip over the next nine months of approximately $45.5 million (including construction costs of a replacement hospital located in Florida with an estimated project cost of approximately $33.0 million of which $12.9 million has been spent as of June 30, 1999).

     Cash provided by financing activities was $23.7 million for the six months ended June 30, 1999 compared to $1.0 million for the six months ended June 30, 1998. The increase was primarily due to the elimination of the intercompany amounts payable by the Company to Columbia/HCA as a result of the Distribution.

     Management does not consider the sale of any assets to be necessary to repay the Company's indebtedness or to provide working capital. However, for other reasons, certain of the Company's hospitals may be sold in the future from time to time. Three of the Company's hospitals are currently held for sale. Although the Company's indebtedness will be more substantial than was historically the case for its predecessor entities, management expects that operations and working capital facilities will provide sufficient liquidity for fiscal 1999.

     The Company does not expect to pay dividends on its common stock in the foreseeable future.

Long-Term Debt

  Assumption of Certain Indebtedness from Columbia/HCA

     In connection with the Distribution, all intercompany amounts payable by the Company to Columbia/HCA were eliminated, and the Company assumed certain indebtedness from Columbia/HCA. The indebtedness was comprised of a Bank Credit Agreement and Senior Subordinated Notes.

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

     At the time of the Distribution, $25 million of the $60 million term loan facility was drawn, with the remaining $35 million available for limited purposes to be drawn in one or two subsequent draws within one year. The final payment under this term loan facility is due November 11, 2004.

     The $85 million term loan facility was drawn in full at the time of the Distribution. The final payment under this term loan is due November 11, 2005.

     The $65 million revolving credit facility is expected to be available for working capital and other general corporate purposes, and any outstanding amounts thereunder will be due and payable on November 11, 2004. No amounts were outstanding as of July 31, 1999.

     Repayments under the term loan facilities are due in quarterly installments with quarterly amortization based on annual amounts. Interest on the Bank Facilities is currently based on LIBOR plus 3.00% for the revolving credit facility, LIBOR plus 3.00% for the $25 million term loan facility and LIBOR plus 3.50% for the $85 million term loan facility. The weighted average interest rate on the Bank Facilities was approximately 8.4% at June 30, 1999. The Company also pays a commitment fee on the unused portion of the revolving credit facility equal to 0.5% of the average daily amount available under the revolving credit facility.

     The Company's bank debt is guaranteed by its subsidiaries. These guarantees are secured by a pledge of substantially all of the subsidiaries' assets. The Credit Agreement requires that the Company comply with various financial ratios and tests and contains covenants including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

  Senior Subordinated Notes

     On May 11, 1999, the Company assumed from Columbia/HCA $150 million in Senior Subordinated Notes maturing on May 15, 2009 and bearing interest at 10.75% (the "Notes"). Interest is payable semi-annually. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

  The indenture for the Notes contains certain covenants including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

Contingencies

     Columbia/HCA is currently the subject of several Federal investigations into certain of its business practices, as well as governmental investigations by various states. Columbia/HCA is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is the subject of a formal order of investigation by the Securities and Exchange Commission (the "Commission"). Columbia/HCA understands that the Commission investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the Federal securities laws. According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and Champus cost reports for the years 1992 and 1993 and on the Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted on all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee.

     Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act by submitting improper claims to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. To the Company's knowledge, the government has intervened in five unsealed qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

     Columbia/HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions.

     It is too early to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation's will be commenced. If Columbia/HCA is found to have violated Federal or state laws relating to Medicare, Medicaid or similar programs, Columbia/HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts claimed in the qui tam and other actions may be substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such actions.

     Management believes that the ongoing governmental investigations and related media coverage may have had a negative effect on Columbia/HCA's results of operations (which includes the Company for the periods prior to the date of Distribution, which are presented herein). The extent to which the Company may or may not continue to be affected after the Distribution by the ongoing investigations of Columbia/HCA, the initiation of additional investigations, if any, and the related media coverage cannot be predicted. It is possible that these matters could have a material adverse effect on the financial condition or results of operations of the Company in future periods.

     In connection with the Distribution, Columbia/HCA has agreed to indemnify the Company in respect of any losses, which it may incur arising from the proceedings described above. Columbia/HCA has also agreed to indemnify the Company in respect of any losses which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Distribution and relate to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by the Company as of the date of the Distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make cash payments to the Company based on amounts as defined in the Distribution Agreement by and among Columbia/HCA and the Company. The Company has agreed that, in connection with the pending governmental investigations, it will participate with Columbia/HCA in negotiating with the government one or more compliance agreements setting forth each of their agreements to comply with applicable laws and regulations. If any of such indemnified matters were successfully asserted against the Company, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of the Company. Columbia/HCA will not indemnify the Company for losses relating to any acts, practices and omissions engaged in by the Company after the Distribution, whether or not the Company is indemnified for similar acts, practices and omissions occurring prior to the date of the Distribution.

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

     Pursuant to the Computer and Data Processing Services Agreement, the Company will rely on CIS to provide virtually all of its computer support and information technology services. In connection with the Distribution, Columbia/HCA's wholly owned subsidiary CHCA Management Services, L.P. ("CHCA") and the Company entered into a Year 2000 Professional Services Agreement, pursuant to which CHCA will continue its ongoing program to inspect medical equipment at the Company's facilities for Year 2000 readiness. The Company is dependent upon Columbia/HCA in substantially all respects for the Year 2000 readiness of its information technology and non-information technology systems and for contingency planning in respect of Year 2000 related risks. Any failure by Columbia/HCA to adequately address such matters could have a material adverse effect on the business, financial condition, and results of operations or prospects of the Company.

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

  Information Technology Systems

     With respect to the information technology ("IT") systems portions of Columbia/HCA's Year 2000 project, which address the inventory, assessment, remediation, testing and implementation of internally developed software, Columbia/HCA has identified various software applications that were addressed on separate time lines. Columbia/HCA has completed remediating these software applications. Columbia/HCA has also completed the assessment of mission critical third party software (i.e., that software which is essential for day-to-day operations) and has developed testing and implementation plans with separate time lines. Columbia/HCA has completed and placed into production 99% of software applications. Remediation, testing and implementation of various software applications for certain of the Company's subsidiaries will be completed in the fourth quarter of 1999 and should not have a material effect on the Company's readiness. The IT systems portion of Columbia/HCA's Year 2000 project is currently on schedule.

     The Company, in participation with Columbia/HCA, has undertaken a program to inventory, assess and correct, replace or otherwise address impacted, vendor-supplied products (hardware, systems software, business software, and telecommunication equipment) with respect to Year 2000 compliance. Columbia/HCA has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address IT products that pose a material Year 2000 impact. The Company and Columbia/HCA anticipate completion, in all material respects, of the IT infrastructure portion of the program by September 30,1999. The IT infrastructure portion of Columbia/HCA's Year 2000 project is currently on schedule in all material respects.

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

  Non-Information Technology Systems and Equipment

     With respect to the non-IT infrastructure project, the Company, in participation with Columbia/HCA has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor products, medical equipment and other related equipment with embedded chips. The Company, in participation with Columbia/HCA, has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address devices or equipment that pose a material Year 2000 impact. The Company anticipates completion, in all material respects, of the non-IT infrastructure portion of its program by September 30, 1999. The non-IT infrastructure portion of Columbia/HCA's Year 2000 project is currently on schedule in all material respects.

     The Company is prioritizing its non-IT infrastructure efforts by focusing on equipment and medical devices that will have a direct impact on patient care. The Company is directing substantial efforts to repair, replace, upgrade or otherwise address this equipment and these medical devices in order to minimize risk to patient safety and health. The Company is relying on information that is being provided to it by equipment and medical device manufacturers and Columbia/HCA regarding the Year 2000 status of their products. While the Company is attempting to evaluate information provided by its previous and current vendors, there can be no assurance that in all instances accurate information is being provided. The Company also cannot in all instances guarantee that the repair, replacement or upgrade of all non-IT infrastructure systems will occur on a timely basis or that such repairs, replacements or upgrades will avoid all Year 2000 problems.

     Third-Party Payers and Intermediaries, and Suppliers

     Columbia/HCA and the Company have initiated communications with the Company's major third party payers and intermediaries, including government payers and intermediaries. The Company relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. Neither the Company nor Columbia/HCA received assurances that these interfaces will be converted in a timely manner. Because certain payers have refused or are not ready to test with the Company's systems, testing with payers and intermediaries will continue through the end of the year. Failure of these third party systems could have a material adverse effect on the Company's cash flow and results of operations.

      Columbia/HCA and the Company have also initiated communications with the Company's mission critical suppliers and vendors (i.e. those suppliers and vendors whose products and services are essential for day-to-day operations) to verify their ability to continue to deliver goods and services through the Year 2000. The Company has not received assurances from all mission critical suppliers and vendors that they will be able to continue to deliver goods and services through the Year 2000, but the Company is continuing its efforts to obtain such assurances. Failure of these third parties could have a material impact on operations and/or the ability of the Company to provide health care services.

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

  Year 2000 Risks

      While the Company is developing contingency plans to address possible failure scenarios, the Company recognizes that there are "worst case" scenarios which may develop and are largely outside the Company's or Columbia/HCA's control. The Company recognizes the risks associated with extended infrastructure (e.g., power, water and telecommunications) failure, the interruption of insurance and other payments to the Company and the failure of equipment or software that could impact patient safety or health despite the assurances of third parties. The Company is addressing these and other failure scenarios in its contingency planning effort and is engaging third parties in discussions regarding how to manage common failure scenarios, but neither Columbia/HCA nor the Company can currently estimate the likelihood or the potential cost of such failures. Currently the Company does not believe that any reasonably likely worst case scenario will have a material impact on the Company's revenues or operations. Those reasonably likely worst case scenarios include continued expenditures for remediation, continued expenditures for replacement or upgrade of equipment, continued efforts regarding contingency planning, increased staffing for the periods immediately preceding and after January 1, and possible payment delays from the Company's payers.

  Costs and Expenses

      The Year 2000 project is currently estimated to have a minimum total cost of $2.3 million, of which the Company has incurred $0.4 million of expenses in the first six months of 1999. The Company currently estimates the cost to be incurred for the remediation, upgrade and replacement of its impacted non-IT infrastructure systems, and equipment to be approximately $1.5 million, which is included in the above estimated minimum total cost of $2.3 million.

The majority of the costs related to the Year 2000 project (except the cost of new equipment) will be expensed as incurred and are expected to be funded through operating cash flows.

     The costs of the project and completion dates for the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes and all medical equipment.

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

  Health Care Reform

     In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect health care systems in the Company's markets. The cost of certain proposals would be funded in significant part by reduction in payments by government programs, including Medicare and Medicaid, to health care providers or taxes levied on hospitals or other providers. While the Company is unable to predict which, if any, proposals for health care reform will be adopted; there can be no assurance that proposals adverse to the business of the Company will not be adopted.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


                                Operating Data

                                                                                                       1999          1998
                                                                                                   ---------     ---------
Number of hospitals in operations at:
     March 31 ....................................................................................      23            23
     June 30 .....................................................................................      23            23
     September 30 ................................................................................                    23
     December 31 .................................................................................                    23
Licensed hospitals beds at (a):
     March 31 ....................................................................................   2,169         2,136
     June 30 .....................................................................................   2,169         2,113
     September 30 ................................................................................                 2,112
     December 31 .................................................................................                 2,169
Weighted average licensed beds (b):
   Quarter:
     First........................................................................................   2,169         2,136
     Second.......................................................................................   2,169         2,128
     Third........................................................................................                 2,113
     Fourth.......................................................................................                 2,131
   Year...........................................................................................                 2,127
Average daily census (c):
   Quarter:
     First........................................................................................     863           853
     Second.......................................................................................     714           695
     Third........................................................................................                   699
     Fourth.......................................................................................                   725
   Year...........................................................................................                   742
Admissions (d):
   Quarter:
      First.......................................................................................  18,051        16,842
      Second......................................................................................  15,335        14,940
      Third.......................................................................................                14,832
      Fourth......................................................................................                15,655
   Year...........................................................................................                62,269
Equivalent Admissions (e):
   Quarter:
      First.......................................................................................  30,741        28,412
      Second......................................................................................  27,651        27,175
      Third.......................................................................................                26,920
      Fourth......................................................................................                27,522
   Year...........................................................................................               110,029
Average length of stay (days) (f):
   Quarter:
      First.......................................................................................     4.3           4.6
      Second......................................................................................     4.2           4.2
      Third.......................................................................................                   4.3
      Fourth......................................................................................                   4.3
   Year...........................................................................................                   4.4

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


                          Operating Data (Continued)


_________________

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

Part II.  Other Information
---------------------------

Item 5:   Other Information

          (a) Unaudited Pro Forma Financial Statements as of and for the three months and six months ended June 30, 1999

     The following Unaudited Pro Forma Condensed Consolidated Financial Statements of the Company are based on the historical consolidated financial statements, which reflect periods during which the businesses that comprise the Company did not operate as a separate, independent company and certain estimates, assumptions and allocations were made in preparing such financial statements. Therefore, such historical consolidated financial statements do not necessarily reflect the consolidated results of operations or financial position that would have existed had the Company been a separate, independent company throughout the periods presented.

     The Unaudited Pro Forma Condensed Consolidated Statements of Income for the three months and six months ended June 30, 1999 reflect the results of the Company's operations as if the Distribution and the divestitures of certain facilities that the Company intends to divest had occurred at the beginning of 1999. The Unaudited Pro Forma Condensed Consolidated Balance Sheet assumes that the Distribution and such divestitures had occurred on June 30, 1999.

     The Unaudited Pro Forma Condensed Consolidated Financial Statements should be read in conjunction with the historical financial statements of the Company included elsewhere herein and the notes thereto. The pro forma condensed consolidated financial information is presented for informational purposes only and does not purport to reflect the results of operations or financial position of the Company or the results of operations or financial position that would have occurred had the Company been operated as a separate, independent company.

                                             LIFEPOINT HOSPITALS, INC.

                          UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                  (Dollars in millions, except per share amounts)

                                                                                            Pro Forma
                                                                         Historical        Adjustments         Pro Forma
                                                                         ----------        -----------         ---------
Revenues........................................................         $    128.2        $     (11.2) (a)    $   117.0

Salaries and benefits...........................................               55.8               (5.4) (a)         49.3
                                                                                                   0.2  (c)
                                                                                                  (1.3) (b)
Supplies........................................................               15.6               (1.6) (a)         14.0
Other operating expenses........................................               30.1               (3.0) (a)         27.2
                                                                                                   0.1  (c)
Provision for doubtful accounts.................................                9.1               (0.8) (a)          8.3
Depreciation and amortization...................................                7.9               (1.0) (a)          6.9
Interest expense................................................                6.0               (0.7) (a)          6.7
                                                                                                   1.4  (d)
Management fees allocated from Columbia/HCA.....................                0.8               (0.8) (a)            -
ESOP expense....................................................                0.5                0.3  (b)          0.8
                                                                         ----------        -----------         ---------
                                                                              125.8              (12.6)            113.2
                                                                         ----------        -----------         ---------

Income from continuing operations before minority interests
   and income taxes.............................................                2.4                1.4               3.8
Minority interests in earnings of consolidated entities.........                0.6                  -               0.6
                                                                         ----------        -----------         ---------

Income from continuing operations before income taxes...........                1.8                1.4               3.2
Provision for income taxes......................................                0.8                0.5  (e)          1.3
                                                                         ----------        -----------         ---------
Income from continuing operations...............................         $      1.0        $       0.9         $     1.9
                                                                         ==========        ===========         =========


Basic and diluted earnings per share............................         $     0.04        $      0.02         $    0.06
                                                                         ==========        ===========         =========

Shares used in earnings per share calculations (000s):
   Basic........................................................             30,198             30,198            30,198
        Dilutive securities - stock options.....................                250                250               250
                                                                         ----------        -----------         ---------
   Diluted......................................................             30,448             30,448            30,448
                                                                         ==========        ===========         =========

                            See accompanying notes

                                                     LIFEPOINT HOSPITALS, INC.

                                  UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                          (Dollars in millions, except per share amounts)

                                                                                              Pro Forma
                                                                         Historical          Adjustments         Pro Forma
                                                                         ----------          -----------         ---------
Revenues ...................................................              $ 262.4            $  (24.1)  (a)      $ 238.3

Salaries and benefits ......................................                112.9               (11.2)  (a)         99.9
                                                                                                  0.9   (c)
                                                                                                 (2.7)  (b)
Supplies ...................................................                 32.0                (3.3)  (a)         28.8
                                                                                                  0.1   (c)
Other operating expenses ...................................                 58.6                (5.8)  (a)         54.1
                                                                                                  1.3   (c)
Provision for doubtful accounts ...........................                  19.4                (2.8)  (a)         16.6
Depreciation and amortization .............................                  15.4                (1.8)  (a)         13.6
Interest expense ..........................................                  10.7                (2.3)  (a)         13.3
                                                                                                  4.9   (d)
Management fees allocated from Columbia/HCA ...............                   3.2                (1.6)  (a)            -
                                                                                                 (1.6)  (c)
ESOP expense ..............................................                   0.5                 1.0   (b)          1.5
                                                                          -------            --------            -------
                                                                            252.7               (24.9)             227.8
                                                                          -------            --------            -------
Income from continuing operations before minority interests
   and income taxes........................................                   9.7                 0.8               10.5
Minority interests in earnings of consolidated entities ....                  1.0                   -                1.0
                                                                          -------            --------            -------
Income from continuing operations before income taxes ......                  8.7                 0.8                9.5
Provision for income taxes .................................                  3.7                 0.3   (e)          4.0
                                                                          -------            --------            -------
Income from continuing operations ..........................              $   5.0            $    0.5            $   5.5
                                                                          =======            ========            =======


Basic and diluted earnings per share .......................              $  0.17            $   0.01            $  0.18
                                                                          =======            ========            =======
Shares used in earnings per share calculations (000s):
   Basic....................................................               30,049              30,049             30,049
        Dilutive securities - stock options.................                  259                 259                259
                                                                          -------            --------            -------
   Diluted..................................................               30,308              30,308             30,308
                                                                          =======            ========            =======

                            See accompanying notes.

                                                     LIFEPOINT HOSPITALS, INC.

                                     UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                                           JUNE 30, 1999
                                          (Dollars in millions, except per share amounts)

                                                                                                 Pro Forma
                             ASSETS                                              Historical     Adjustments        Pro Forma
                             ------                                              ----------     -----------        ---------
Current assets:
   Cash and cash equivalents ................................................    $    15.5       $ (0.2)  (a)       $  15.3
   Accounts receivable, net  ................................................         58.9         (7.4)  (a)          51.5
   Inventories...............................................................         14.0         (1.9)  (a)          12.1
   Deferred taxes and other current assets...................................         28.0         (1.3)  (a)          26.7
                                                                                 ---------       ------             -------
                                                                                     116.4        (10.8)              105.6

Property and equipment, at cost .............................................        467.4        (31.0)  (a)         436.4
Accumulated depreciation ....................................................       (183.1)        12.5   (a)        (170.6)
                                                                                 ---------       ------             -------
                                                                                     284.3        (18.5)              265.8

Intangible assets, net ......................................................         23.7         (0.4)  (a)          23.3
Other .......................................................................          4.2         (4.0)  (a)           0.2
                                                                                 ---------       ------             -------
                                                                                 $   428.6       $(33.7)            $ 394.9
                                                                                 =========       ======             =======

                      LIABILITIES AND EQUITY
                      ----------------------
Current liabilities:
   Accounts payable..........................................................    $    14.7       $ (1.2)  (a)       $  13.5
   Accrued salaries..........................................................         15.5         (1.2)  (a)          14.3
   Other current liabilities.................................................         21.5         (1.0)  (a)          20.5
   Current maturities of long-term debt .....................................          1.3            -                 1.3
                                                                                 ---------       ------             -------
                                                                                      53.0         (3.4)               49.6

Long-term debt ..............................................................        258.8            -               258.8
Deferred taxes ..............................................................         21.6          6.3   (a)          27.9
Professional liability risks and other liabilities ..........................          1.6            -                 1.6
Minority interests in equity of consolidated entities .......................          3.8            -                 3.8

Stockholders' equity:
   Preferred stock, par value $0.01 per share;
     10,000,000 authorized shares; no shares issued..........................            -            -                   -
   Common stock, $0.01 par value; 90,000,000 shares authorized;
     30,939,886 shares issued and outstanding at June 30, 1999...............          0.3            -                 0.3
   Capital in excess of par value............................................        132.3        (39.4)  (a)          92.9
   Unearned ESOP shares......................................................        (31.7)           -               (31.7)
   Notes receivable for shares sold to employees.............................        (10.2)           -               (10.2)
   Retained earnings (deficit)...............................................         (0.9)         2.8   (a)           1.9
                                                                                 ---------       ------             -------
                                                                                      89.8        (36.6)               53.2
                                                                                 ---------       ------             -------
                                                                                 $   428.6       $(33.7)            $ 394.9
                                                                                 =========       ======             =======

                            See accompanying notes.

      Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

(a) To eliminate the assets and liabilities as of June 30, 1999 and results of operations for the three months and six months ended June 30, 1999 for three facilities which are currently held for sale by the Company.

(b) To adjust historical retirement plan expense recorded as a component of salaries and wages and record the estimated LifePoint Hospitals, Inc. Retirement Plan (the "ESOP") expense for the three months and six months ended June 30, 1999. See Note 5 in the Notes to Condensed Consolidated Financial Statements.

(c) To adjust for the estimated general and administrative costs that would have been incurred if the Company had managed comparable general and administrative functions and to eliminate the management fees allocated from Columbia/HCA for the three months and six months ended June 30, 1999.

(d) To adjust interest expense to $6.7 million for the three months ended June 30, 1999 and $13.3 million for the six months ended June 30, 1999. The interest expense adjustment is based on the elimination of all intercompany amounts payable by the Company to Columbia/HCA and the assumption of certain indebtedness from Columbia/HCA at an assumed average interest rate of approximately 9.7% and $0.4 million in amortization of the deferred loan cost. The historical balance sheet as of June 30, 1999 already reflects the elimination and assumption of these debt amounts since the transaction occurred on May 11, 1999.

(e) To adjust income tax provision for the estimated impact of the pro forma adjustments.

Item 6:   Exhibits and Reports on Form 8-K

     (a)  List of Exhibits:

Exhibit Number                                 Description
--------------                                 -----------

     2.1 Distribution Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, the Company and Triad Hospitals, Inc. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     3.1                     Certificate of Incorporation of the Company.
                             Incorporated by reference from the Company's
                             Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     3.2 By-Laws of the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     4.1 Rights Agreement dated as of May 11, 1999 between the Company and National City Bank as Rights Agent. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     4.2(a) 10 3/4% Senior Subordinated Notes due 2009 Indenture dated as of May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and Citibank N.A. as Trustee. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     4.2(b) Form of Senior Subordinated Note due 2009 (filed as part of Exhibit 4.2(a)).

     10.1                    Tax Sharing and Indemnification Agreement dated
                             May 11, 1999 by and among Columbia/HCA Healthcare Corporation, the Company and Triad Hospitals, Inc. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     10.2                    Benefits and Employment Matters Agreement dated
                             May 11, 1999 by and among Columbia/HCA Healthcare Corporation, the Company and Triad Hospitals, Inc. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     10.3 Insurance Allocation and Administration Agreement dated May 11, 1999 by and among Columbia/HCA Healthcare Corporation, the Company and Triad Hospitals, Inc. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     10.4 Transitional Services Agreement dated May 11, 1999 by and between Columbia/HCA Healthcare Corporation and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     10.5 Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     10.6 Agreement to Share Telecommunications Services dated May 11, 1999 by and between Columbia Information Systems, Inc. and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     10.7 Year 2000 Professional Services Agreement dated May 11, 1999 by and between CHCA Management Services, L.P. and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     10.8 Sub-Lease Agreement dated May 11, 1999 by and between Healthtrust, Inc. - The Hospital Company and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     10.9* LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     10.10* LifePoint Hospitals, Inc. Executive Stock Purchase Plan. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     10.11* LifePoint Hospitals, Inc. Management Stock Purchase Plan. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     10.12* LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     10.13 Credit Agreement dated as of May 11, 1999, among Healthtrust, Inc. - The Hospital Company, as Borrower, the Lenders from time to time parties thereto, Fleet National Bank as Arranger, Fleet National Bank, Deutsche Bank Securities, Inc. and ScotiaBanc. Inc. as Co-Arrangers, ScotiaBanc, Inc. as Documentation Agent, Deutsche Bank Securities Inc. as Syndication Agent, SunTrust Bank, Nashville, N.A. as Co-Agent and Fleet National Bank as Administrative Agent. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     10.14 Assumption Agreement dated as of May 11, 1999 by and between Fleet National Bank and the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     10.15 Assumption Agreement dated as of May 11, 1999 by and between Fleet National Bank and LifePoint Hospital Holdings, Inc. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

     27                      Financial Data Schedule.

     (b)  Reports on Form 8-K filed during the quarter ended June 30, 1999:

          None.

-------------------------------
     *  Compensatory plan or arrangement

                                  Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LifePoint Hospitals, Inc.


Date:  August 13, 1999              /s/Kenneth C. Donahey
                                    -------------------------------------
                                    Kenneth C. Donahey
                                    Senior Vice President & Chief
                                    Financial Officer