Form 10-Q
period 1999-09-30
LIFEPOINT HOSPITALS INC; LIFEPOINT HOSPITALS HOLDINGS INC
filed 1999-11-15
CIK 1074772, 1090598

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------
                                   FORM 10-Q
                                --------------

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                  OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                       Commission file number 333-84755
                       --------------------------------

                      LifePoint Hospitals Holdings, Inc.
            (Exact name of registrant as specified in its charter)


                   Delaware                         52-2167869
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)

              4525 Harding Road
            Nashville, Tennessee                        37205
    (Address of principal executive offices)          (Zip Code)

                                (615) 344-6261
             (Registrant's telephone number, including area code)

                                Not applicable
            (Former name or address, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes         No  X
                                    ---        ---

As of October 31, 1999, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 31,106,387, and all of the shares of Common Stock of LifePoint Hospitals Holdings, Inc. were owned by LifePoint Hospitals, Inc.

===============================================================================

                           LIFEPOINT HOSPITALS, INC.
                                   FORM 10-Q
                               September 30, 1999


                                                                              Page of
                                                                              Form 10-Q
                                                                              ---------
Part I: Financial Information
-----------------------------
Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations - for the three
           months and nine months ended September 30, 1999 and 1998.........          3
         Condensed Consolidated Balance Sheets - September 30, 1999 and
           December 31, 1998................................................          4
         Condensed Consolidated Statements of Cash Flows - for the
           nine months ended September 30, 1999 and 1998....................          5
         Notes to Condensed Consolidated Financial Statements...............          6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................         12

Part II: Other Information
--------------------------

Item 5:  Other Information..................................................         29

Item 6:  Exhibits and Reports on Form 8-K...................................         34

Part I:  Financial Information
Item 1:  Financial Statements


                                            LIFEPOINT HOSPITALS, INC.

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       UNAUDITED
                                  (Dollars in millions, except per share amounts)


                                                                        Three Months Ended        Nine Months Ended
                                                                           September 30,            September 30,
                                                                     -----------------------   ----------------------
                                                                        1999         1998        1999         1998
                                                                     ----------   ----------   ---------   ----------
Revenues...........................................................    $ 125.4      $ 124.7     $ 387.8     $ 379.1

Salaries and benefits..............................................       52.2         54.3       165.1       164.0
Supplies...........................................................       15.7         15.7        47.7        46.3
Other operating expenses...........................................       28.8         27.9        87.4        85.8
Provision for doubtful accounts....................................       10.7         12.0        30.1        31.3
Depreciation and amortization......................................        7.9          7.4        23.3        20.4
Interest expense...................................................        6.7          4.8        17.4        14.2
Management fees allocated from Columbia/HCA........................        -            2.2         3.2         6.7
ESOP expense.......................................................        1.2          -           1.7         -
Impairment of long-lived assets....................................        -            1.3         -           1.3
                                                                     ----------   ----------   ---------   ----------

                                                                         123.2        125.6       375.9       370.0
                                                                     ----------   ----------   ---------   ----------

Income (loss) from continuing operations before minority
   interests and income taxes......................................        2.2         (0.9)       11.9         9.1
Minority interests in earnings of consolidated entities............        0.4          0.5         1.4         1.4
                                                                     ----------   ----------   ---------   ----------

Income (loss) from continuing operations before income taxes.......        1.8         (1.4)       10.5         7.7
Provision (benefit) for income taxes...............................        0.7         (0.6)        4.4         3.1
                                                                     ----------   ----------   ---------   ----------

Income (loss) from continuing operations...........................        1.1         (0.8)        6.1         4.6
Loss from discontinued operations, net of tax benefit of  ($0.9)
   for the three months and ($2.3) for the nine months ended
   September 30, 1998..............................................        -           (1.4)        -          (3.7)
                                                                     ----------   ----------   ---------   ----------

   Net income (loss)...............................................    $   1.1      $  (2.2)    $   6.1     $   0.9
                                                                     ==========   ==========   =========   ==========



Basic and diluted earnings (loss) per share:
   Income (loss) from continuing operations........................    $  0.03      $ (0.02)    $  0.20     $  0.16
   Loss from discontinued operations...............................       -           (0.05)       -          (0.13)
                                                                     ----------   ----------   ---------   ----------
       Net income (loss)...........................................    $  0.03      $ (0.07)    $  0.20     $  0.03
                                                                     ==========   ==========   =========   ==========

Shares used in earnings per share calculations (000s):
   Basic...........................................................     30,951       29,899      30,349      29,899
       Dilutive securities - stock options.........................         63         -            194         100
                                                                     ----------   ----------   ---------   ----------
   Diluted.........................................................     31,014       29,899      30,543      29,999
                                                                     ==========   ==========   =========   ==========

                            See accompanying notes.

                          LIFEPOINT HOSPITALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                (Dollars in millions, except per share amounts)

                                                                            September 30,     December 31,
                                 ASSETS                                         1999             1998
                                 ------                                     -------------     ------------
Current assets:
   Cash and cash equivalents ..............................................     $  32.7           $     -
   Accounts receivable, less allowance for doubtful accounts of $53.4
    at September 30, 1999 and $48.3 at December 31, 1998...................        51.9              36.4
   Inventories.............................................................        13.8              14.0
   Deferred taxes and other current assets ................................        24.9              18.6
                                                                            -------------     ------------
                                                                                  123.3              69.0

Property and equipment, at cost:
   Land....................................................................         7.2               7.2
   Buildings...............................................................       206.2             203.1
   Equipment...............................................................       235.1             221.9
   Construction in progress (estimated cost to complete and equip
    after September 30, 1999 - $ 33.5).....................................        30.4              10.4
                                                                            -------------     ------------
                                                                                  478.9             442.6
Accumulated depreciation ..................................................      (190.7)           (176.2)
                                                                            -------------     ------------
                                                                                  288.2             266.4

Intangible assets, net of accumulated amortization of $8.0 at
   September 30, 1999 and $6.9 at December 31, 1998 .......................        23.4              15.2
Other .....................................................................         4.1               4.4
                                                                            -------------     ------------
                                                                                $ 439.0           $ 355.0
                                                                            =============     ============
                          LIABILITIES AND EQUITY
                          ----------------------

Current liabilities:
   Accounts payable .......................................................     $  17.6           $  15.5
   Accrued salaries........................................................        13.3              11.7
   Other current liabilities...............................................        28.2              14.6
   Current maturities of long-term debt ...................................         2.2               0.3
                                                                            -------------     ------------
                                                                                   61.3              42.1

Intercompany balances payable to Columbia/HCA .............................         -               167.6
Long-term debt ............................................................       258.0               0.3
Deferred taxes ............................................................        20.3              21.3
Professional liability risks and other liabilities ........................         2.6               0.1
Minority interests in equity of consolidated entities .....................         3.8               4.9

Stockholders' equity:
   Preferred stock, $0.01 par value; 10,000,000 shares authorized;
    no shares issued.......................................................         -                 -
   Common stock, $0.01 par value; 90,000,000 shares authorized;
    31,066,289 shares outstanding at September 30, 1999 ...................         0.3               -
   Capital in excess of par value..........................................       133.1               -
   Unearned ESOP compensation..............................................       (30.3)              -
   Notes receivable for shares sold to employees...........................       (10.2)              -
   Retained earnings.......................................................         0.1               -
   Equity, investments by Columbia/HCA ....................................         -               118.7
                                                                            -------------     ------------
                                                                                   93.0             118.7
                                                                            -------------     ------------
                                                                                $ 439.0           $ 355.0
                                                                            =============     ============

                            See accompanying notes.

                           LIFEPOINT HOSPITALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Dollars in millions)


                                                             Nine Months Ended
                                                                September 30,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------

Cash flows from continuing operating activities:
    Net income............................................ $    6.1    $    0.9
    Adjustments to reconcile net income to
     net cash provided by continuing operating
     activities:
        ESOP expense......................................      1.7         -
        Provision for doubtful accounts...................     30.1        31.3
        Depreciation and amortization.....................     23.3        20.4
        Deferred income taxes (benefit)...................     (7.4)        0.1
        Loss from discontinued operations.................      -           3.7
        Reserve for professional liability risk...........      2.5         -
        Increase (decrease) in cash from
         operating assets and liabilities:
           Accounts receivable............................    (25.8)      (30.1)
           Inventories and other current assets...........     (1.7)       (0.5)
           Accounts payable and accrued expenses..........     11.8         0.1
           Income taxes payable...........................     10.3         -
        Other.............................................     (0.7)        -
                                                           --------    --------
           Net cash provided by operating
            activities....................................     50.2        25.9

Cash flows from investing activities:
    Purchase of property and equipment, net...............    (40.5)      (23.6)
    Other.................................................      0.3         2.2
                                                           --------    --------

           Net cash used in investing activities..........    (40.2)      (21.4)

Cash flows from financing activities:
    Decrease in long-term debt, net.......................     (0.4)       (1.1)
    Increase (decrease) in intercompany balances
     with Columbia/HCA, net...............................     23.1        (3.4)
                                                           --------    --------
           Net cash provided by (used in)
            financing activities..........................     22.7        (4.5)


Change in cash and cash equivalents.......................     32.7         -
Cash and cash equivalents at beginning of period..........      -           -
                                                           --------    --------

Cash and cash equivalents at end of period................ $   32.7    $    -
                                                           ========    ========

Interest payments......................................... $   10.3    $   14.2
Income tax payments (refunds), net........................ $    6.1    $    0.7

Supplemental financing non-cash activities:
    Assumption of debt from Columbia/HCA.................. $  260.0    $    -
    Elimination of intercompany amounts payable
     to Columbia/HCA...................................... $  219.8    $    -

                            See accompanying notes.

                           LIFEPOINT HOSPITALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     On May 11, 1999, Columbia/HCA Healthcare Corporation ("Columbia/HCA") completed the spin-off of its operations comprising the America Group to its shareholders (the "Distribution") as an independent, publicly-traded company named LifePoint Hospitals, Inc. LifePoint Hospitals, Inc., together with its subsidiaries, as appropriate, is hereinafter referred to as "the Company". Owners of Columbia/HCA common stock received one share of the Company's common stock for every 19 shares of Columbia/HCA common stock which resulted in approximately 29.9 million shares of the Company's common stock outstanding immediately after the Distribution.

     At September 30, 1999, the Company was comprised of 23 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Georgia, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming. In connection with the Distribution, all intercompany amounts payable by the Company to Columbia/HCA were eliminated and the Company assumed certain indebtedness from Columbia/HCA (see Note 4). In addition, the Company entered into various agreements with Columbia/HCA which are intended to facilitate orderly changes for both companies in a way which would be minimally disruptive to each entity. Information regarding Columbia/HCA included in this report on Form 10-Q is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For periods prior to the Distribution, such financial statements were prepared on the push down basis of historical cost to Columbia/HCA and represent the combined financial position, results of operations and cash flows of the net assets contributed to the Company. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. This Form 10-Q should be read in conjunction with the audited combined financial statements and notes included in the Company's Form 10 Registration Statement, as amended.

     Certain estimates, assumptions and allocations were made in preparing the unaudited condensed consolidated financial statements included herein. Therefore such financial statements may not necessarily be indicative of the results of operations, financial position or cash flows that would have existed had the Company been a separate, independent company throughout the periods presented.

  Certain prior year amounts have been reclassified to conform to the current year presentation.

     On May 11, 1999, Columbia/HCA also completed the spin-off of a separate, independent company, Triad Hospitals, Inc.

NOTE 2 - CONTINGENCIES

     Columbia/HCA Investigations

     Columbia/HCA is currently the subject of several Federal investigations into certain of its business practices, as well as governmental investigations by various states. Columbia/HCA is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is the subject of a formal order of investigation by the Securities and Exchange Commission (the "Commission"). Columbia/HCA understands that the Commission investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws. According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and Champus cost reports for the years 1992 and 1993 and on a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted on all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee and the government executed an agreement to defer prosecution for 18 months after which charges will be dismissed.

     Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act by submitting improper claims to the government for reimbursement. The lawsuits generally seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. To the Company's knowledge, the government has intervened in five unsealed qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

     Columbia/HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions. In addition, a number of derivative actions have been brought by purported stockholders of Columbia/HCA against certain current and former officers and directors of Columbia/HCA alleging breach of fiduciary duty and failure to take reasonable steps to ensure that Columbia/HCA did not engage in illegal practices.

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

     Management believes that the ongoing governmental investigations and related media coverage may have had a negative effect on Columbia/HCA's results of operations (which include the Company for the periods prior to the date of the Distribution which are presented herein). The extent to which the Company may or may not continue to be affected after the Distribution by the ongoing investigations of Columbia/HCA, the initiation of additional investigations, if any, and the related media coverage cannot be predicted. It is possible that these matters could have a material adverse effect on the financial condition or results of operations of the Company in future periods.

     In connection with the Distribution, Columbia/HCA has agreed to indemnify the Company in respect of any losses which it may incur arising from the proceedings described above. Columbia/HCA has also agreed to indemnify the Company in respect of any losses, which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Distribution and relate to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by the Company as of the date of the Distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make cash payments to the Company based on amounts as defined in the Distribution Agreement by and among Columbia/HCA and the Company. The Company has agreed with Columbia/HCA that, in connection with the pending governmental investigations, it will negotiate with the government with respect to a compliance agreement setting forth the Company's agreement to comply with applicable laws and regulations. If any of such indemnified matters were successfully asserted against the Company, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of the Company. Columbia/HCA will not indemnify the Company for losses relating to any acts, practices and omissions engaged in by the Company after the Distribution, whether or not the Company is indemnified for similar acts, practices and omissions occurring prior to the date of the Distribution.

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

  Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. Amounts committed to be advanced approximated $13.5 million at September 30, 1999. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician's private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community. It is management's opinion that amounts actually advanced and not repaid will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 3 - DISCONTINUED OPERATIONS

     Discontinued operations represent the Company's home health care business. The Company implemented plans to dispose of this business during 1997. During the fourth quarter of 1998, the Company completed the sale of substantially all of the Company's home health care operations for total proceeds of approximately $3.8 million. The proceeds were used to repay intercompany balances to Columbia/HCA. Revenues of the home health care business totaled approximately $18.0 million for the nine months ended September 30, 1998.

NOTE 4 - LONG - TERM DEBT

  Assumption of Certain Indebtedness from Columbia/HCA

     In connection with the Distribution, all intercompany amounts payable by the Company to Columbia/HCA were eliminated, and the Company assumed certain indebtedness from Columbia/HCA. The indebtedness was comprised of a Bank Credit Agreement and Senior Subordinated Notes.

  Bank Credit Agreement

     On May 11, 1999, the Company assumed from Columbia/HCA the obligations under a Bank Credit Agreement (the "Credit Agreement") with a group of lenders with commitments aggregating $210 million. The Credit Agreement consists of a $60 million term loan facility, an $85 million term loan facility, and a $65 million revolving credit facility (collectively the "Bank Facilities").

     As of September 30, 1999, $25 million of the $60 million term loan facility was drawn, with the remaining $35 million available for limited purposes to be drawn in one or two subsequent draws within one year after the Distribution. The final payment under this term loan facility is due November 11, 2004.

     The $85 million term loan facility was drawn in full at the time of the Distribution. The final payment under this term loan is due November 11, 2005.

     The $65 million revolving credit facility is expected to be available for working capital and other general corporate purposes, and any outstanding amounts thereunder will be due and payable on November 11, 2004. No amounts were outstanding under this facility as of October 31, 1999.

     Repayments under the term loan facilities are due in quarterly installments with quarterly amortization based on annual amounts. Interest on the Bank Facilities is currently based on LIBOR plus 3.00% for the revolving credit facility and the $60 million term loan facility, and LIBOR plus 3.50% for the $85 million term loan facility. The weighted average interest rate on the Bank Facilities was approximately 8.8% at September 30, 1999. The Company also pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility and on the undrawn portion of the $60 million term loan facility.

     The Company's bank debt is guaranteed by its subsidiaries. These guarantees are secured by a pledge of substantially all of the subsidiaries' assets. The Credit Agreement requires that the Company comply with various financial ratios and tests and contains covenants, including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

Senior Subordinated Notes

     On May 11, 1999, the Company assumed from Columbia/HCA $150 million in Senior Subordinated Notes maturing on May 15, 2009 and bearing interest at 10.75% (the "Notes"). Interest is payable semi-annually. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

     The Notes are guaranteed jointly and severally by all of the Company's operating subsidiaries ("Subsidiary Guarantors"). The Company is a holding company with no operations apart from its ownership of the Subsidiary Guarantors. At September 30, 1999, substantially all of the Subsidiary Guarantors were wholly-owned and fully and unconditionally guaranteed the Notes. Separate financial statements of the wholly-owned Subsidiary Guarantors are not presented because management believes that separate financial statements would not provide additional material information to investors.

     As of September 30, 1999, two of the Subsidiary Guarantors were not wholly owned and the guarantees of such non-wholly owned entities were limited. Subsequent to September 30, 1999, the Company acquired ownership of the remaining interest in one such Subsidiary Guarantor, and the limitations on the guarantee of such Subsidiary Guarantor, as well as the limitations on the guarantee of the remaining non-wholly owned Subsidiary Guarantor, were eliminated. Therefore, subsequent to September 30, 1999, only one of the Company's subsidiaries is not wholly owned, although all assets, liabilities, equity and earnings of this entity fully and unconditionally, jointly and severally guarantee the Notes. The Company owns approximately 70% of the partnership interests in this limited partnership. The aggregate assets, liabilities, equity and earnings of the Subsidiary Guarantors are equivalent to the total assets, liabilities, equity and earnings of the Company and its subsidiaries on a consolidated basis.

     Separate financial statements of the non-wholly owned Subsidiary Guarantor are not presented because management believes that these financial statements would not provide additional material information to investors. The following is certain summarized combined financial information for the non-wholly owned Subsidiary Guarantor (dollars in millions):

                                 As of and for
                             the nine months ended
                               September 30, 1999

  Summarized Balance Sheet:
    Current assets.....................................      $ 6.3
    Non-current assets.................................       12.4
                                                             -----
       Total assets....................................      $18.7
                                                             =====

    Current liabilities................................      $ 3.6
    Non-current liabilities............................       15.2
    Equity (deficit)...................................       (0.1)
                                                             -----
       Total liabilities and equity....................      $18.7
                                                             =====

  Summarized Statement of Income:
    Net revenues.......................................      $24.3
    Income from continuing operations..................      $ 2.0
    Net income.........................................      $ 2.0

     Non-current liabilities shown above include intercompany payables of $11.4 million and minority interests of $3.8 million.

     The indenture for the Notes contains certain covenants, including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

NOTE 5 - STOCK BENEFIT PLANS

     In connection with the Distribution, the Company adopted the 1998 Long-Term Incentive Plan, for which 5,425,000 shares of the Company's common stock have been reserved for issuance. The 1998 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of the Company. On the Distribution date, 549,854 stock options were granted under this plan, relating to pre-existing vested Columbia/HCA options. These options were granted at various prices and were exercisable on the date of grant. In June 1999, 2,687,000 stock options were granted under this plan with an exercise price of the fair market value on the date of grant. These options are exercisable beginning in part from the date of grant to five years after the date of grant. All options granted under this plan expire in 10 years from the date of grant. The Company also granted 340,000 options to Columbia/HCA executives with an exercise price of the fair market value on the date of grant. These options were exercisable on the date of grant. Columbia/HCA paid the Company $1.5 million in exchange for the issuance of these options.

     The Company has also adopted the Executive Stock Purchase Plan, in which 1,000,000 shares of the Company's common stock were reserved and subsequently issued. The Executive Stock Purchase Plan grants a right to specified executives of the Company to purchase shares of common stock from the Company. The Company loaned each participant in the plan 100% of the purchase price of the Company's common stock (approximately $10.2 million), on a full recourse basis. The loans are reflected as a reduction to stockholders' equity as "Notes receivable for shares sold to employees". In addition, such executives have been granted options equal to three-quarters of a share for each share purchased. As of September 30, 1999, options to purchase 750,000 shares had been issued. The exercise price of these stock options is equal to the purchase price of the shares. The options expire in 10 years and are exercisable 50% on the date of grant and 50% five years after the Distribution.

     In addition, the Company adopted various other plans for which 425,000 shares of the Company's common stock have been reserved for issuance. In June 1999, 19,976 options were granted under such plans to non-employee directors. These options are exercisable beginning in part from the date of grant to three years after the date of grant and expire 10 years after grant.

     In connection with the Distribution, the Company established the LifePoint Employee Stock Ownership Plan ("ESOP"). The ESOP purchased from the Company approximately 8.3% of the Company's common stock at fair market value (approximately 2.8 million shares at $11.50 per share). Shares will be allocated ratably to employee accounts over the next 10 years beginning in fiscal year 1999. The shares held by the ESOP which have not yet been allocated to employee accounts are included in shareholders' equity as "Unearned ESOP compensation". Unearned ESOP shares are released at historical cost upon being allocated to employee accounts. ESOP expense is recognized using the average market price of shares committed to be released during the allocation period with any difference between the average market price and the cost being charged or credited to capital in excess of par value. As the shares are committed to be released, the shares become outstanding for earnings per share calculations.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included herein.

Overview

     On May 11, 1999, Columbia/HCA Healthcare Corporation ("Columbia/HCA") completed the spin-off of its operations comprising the America Group to its shareholders (the "Distribution") as an independent, publicly-traded company named LifePoint Hospitals, Inc. (hereinafter referred to as "LifePoint Hospitals, Inc." or the "Company"). Owners of Columbia/HCA common stock received one share of the Company's common stock for every 19 shares of Columbia/HCA common stock which resulted in approximately 29.9 million shares of the Company's common stock outstanding immediately after the Distribution.

     At September 30, 1999, the Company was comprised of 23 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Georgia, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming. In connection with the Distribution, all intercompany amounts payable by the Company to Columbia/HCA were eliminated and the Company assumed certain indebtedness from Columbia/HCA (see Note 4 of the Notes to the Condensed Consolidated Financial Statements). In addition, the Company entered into various agreements with Columbia/HCA which are intended to facilitate orderly changes for both companies in a way, which would be minimally disruptive to each entity. Information regarding Columbia/HCA included in this Report on Form 10-Q is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission.

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

Results of Operations

  Revenue/Volume Trends

     The Company has experienced an increase in revenues and volume growth for the nine months ended September 30, 1999 compared to the prior year. However, the Company's revenues per equivalent admission decreased for the nine months ended September 30, 1999 compared to the prior year. Management believes the decline in revenue per equivalent admission is primarily attributable to the impact of reductions in Medicare payments mandated by the Federal Balanced Budget Act of 1997 (the "Balanced Budget Act"), the increasing percentage of patient volume related to patients participating in managed care plans and the continuing trend toward the conversion of more services to an outpatient basis.

     The Company's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. The Company expects patient volumes from Medicare and Medicaid to continue to increase due to the general aging of the population and the expansion of state Medicaid programs. However, under the Balanced Budget Act, the Company's reimbursement from the Medicare and Medicaid programs was reduced in 1998 and for the nine months ended September 30, 1999 and will be further reduced as some reductions in reimbursement levels are phased in over the next two to three years. The Company generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon prospective payment amounts regardless of the cost incurred, revenues, earnings and cash flows are being reduced. Admissions related to Medicare, Medicaid and managed care plan patients were 89.3% and 87.5% of total admissions for the nine months ended September 30, 1999 and 1998, respectively. Revenues from capitation arrangements (prepaid health service agreements) are less than 1.0% of revenues.

     The Company's revenues also continue to be adversely affected by the trend toward certain services being performed more frequently on an outpatient basis. Generally, the payments received for an outpatient procedure are less than for a similar procedure performed in an inpatient setting. The Company anticipates that further payment reductions may occur as a result of the implementation of a prospective payment system for Medicare outpatient services (pursuant to the Balanced Budget Act and scheduled for implementation in mid-year 2000). Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care.

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

     As part of Columbia/HCA, the Company's facilities were included in managed care contracts negotiated by Columbia/HCA on a market-wide basis emphasizing large urban facilities. The Company's management believes that independence from Columbia/HCA will help the Company over time to negotiate contract terms that are generally more favorable for its facilities.

Operating Results Summary

  The following is a summary of results from continuing operations for the three months and nine months ended September 30, 1999 and 1998 (dollars in millions):

                                            Three Months ended September 30,
                                                 1999              1998
                                                 ----              ----
                                          Amount    Ratio   Amount    Ratio
                                          ------    -----   ------    -----

Revenues..............................    $125.4    100.0%  $124.7    100.0%

Salaries & benefits...................      52.2     41.7     54.3     43.6
Supplies..............................      15.7     12.5     15.7     12.6
Other operating expenses..............      28.8     23.0     27.9     22.4
Provision for doubtful accounts.......      10.7      8.5     12.0      9.6
Depreciation & amortization...........       7.9      6.4      7.4      5.8
Interest expense......................       6.7      5.3      4.8      3.8
Management fees allocated from
  Columbia/HCA........................         -        -      2.2      1.8
ESOP expense..........................       1.2      0.9        -        -
Impairment of long-lived assets.......         -        -      1.3      1.1
                                           -----    -----    -----    -----
                                           123.2     98.3    125.6    100.7

Income (loss) from continuing
 operations before minority
 interests  and income taxes..........       2.2      1.7     (0.9)    (0.7)
Minority interests in earnings of
 consolidated entities................       0.4      0.3      0.5      0.4
                                            ----    -----    -----     ----
Income(loss)from continuing
 operations before income taxes.......       1.8      1.4     (1.4)    (1.1)
Provision (benefit) for income
 taxes................................       0.7      0.6     (0.6)    (0.4)
                                           -----    -----    -----    -----
Income (loss) from continuing
 operations...........................      $1.1      0.8    $(0.8)    (0.7)
                                           =====    =====    =====    =====

% changes from prior year:
Revenues..............................       0.6%
Income(loss)from continuing
  operations before income taxes......     232.8
Income(loss)from continuing
 operations...........................     228.2
Admissions (a)........................       1.3
Equivalent admissions (b).............       3.1
Revenues per equivalent admission.....      (2.4)

                                           Nine Months ended September 30,
                                              1999                 1998
                                              ----                 ----
                                       Amount     Ratio      Amount    Ratio
                                       ------     -----      ------    -----
Revenues.............................  $387.8     100.0%     $379.1    100.0%

Salaries & benefits..................   165.1      42.6       164.0     43.3
Supplies.............................    47.7      12.3        46.3     12.2
Other operating expenses.............    87.4      22.5        85.8     22.7
Provision for doubtful accounts......    30.1       7.8        31.3      8.2
Depreciation & amortization..........    23.3       6.0        20.4      5.3
Interest expense.....................    17.4       4.5        14.2      3.7
Management fees allocated from
 Columbia/HCA........................     3.2       0.8         6.7      1.8
ESOP expense.........................     1.7       0.4           -        -
Impairment of long-lived assets......       -         -         1.3      0.4
                                        -----     -----       -----    -----
                                        375.9      96.9       370.0     97.6

Income from continuing operations
 before minority interests
 and income taxes....................    11.9       3.1         9.1      2.4
Minority interests in earnings of
 consolidated entities...............     1.4       0.4         1.4      0.4
                                        -----     -----        ----    -----
Income from continuing operations
 before income taxes.................    10.5       2.7         7.7      2.0
Provision for income taxes...........     4.4       1.1         3.1      0.8
                                        -----     -----       -----    -----
Income from continuing operations....   $ 6.1       1.6       $ 4.6      1.2
                                        =====     =====       =====    =====

% changes from prior year:
Revenues.............................     2.3%
Income from continuing operations
 before income taxes.................    35.9
Income from continuing operations....    31.4
Admissions (a).......................     3.8
Equivalent admissions (b)............     4.4
Revenues per equivalent admission....    (2.0)

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

  For the Three Months Ended September 30, 1999 and 1998

     Revenues increased 0.6% to $125.4 million for the three months ended September 30, 1999 compared to $124.7 million for the three months ended September 30, 1998 primarily as a result of increases in volumes. Inpatient admissions increased 1.3%, equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 3.1% and revenues per equivalent admission decreased 2.4% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The decline in revenues per equivalent admission was primarily due to decreases in Medicare reimbursement rates mandated by the Balanced Budget Act which became effective October 1, 1997 (such rates lowered revenues by approximately $1.7 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998), and continued increases in discounts from the growing number of managed care payers (managed care as a percentage of total admissions increased to 20.8% for the three months ended September 30, 1999 compared to 18.5% for the three months ended September 30, 1998). In addition, favorable cost report adjustments of $0.3 million were recorded during the three months ended September 30, 1999 compared to $1.0 million recorded during the three months ended September 30, 1998.

     Salaries and benefits, as a percentage of revenues, decreased to 41.7% for the three months ended September 30, 1999 from 43.6% for the three months ended September 30, 1998. The decrease was primarily due to improvements in labor productivity (man-hours per equivalent admission decreased 9.0% over the same period in the prior year).

     Supply costs decreased slightly to 12.5% as a percentage of revenues for the three months ended September 30, 1999 from 12.6% for the three months ended September 30, 1998.

     Other operating expenses increased as a percentage of revenues to 23.0% for the three months ended September 30, 1999 from 22.4% for the three months ended September 30, 1998. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The increase was primarily due to an increase in physician recruitment costs and operating expenses related to the establishment of the Company's corporate office.

     Provision for doubtful accounts, as a percentage of revenues, decreased to 8.5% for the three months ended September 30, 1999 from 9.6% for the three months ended September 30, 1998 primarily due to the Company's focus on collections of accounts receivable. In addition, in fiscal year 1998, a majority of the Company's facilities were undergoing computer information system conversions (including patient accounting) which hampered the business office billing functions. As a result, accounts were not billed timely and the Company's allowance for bad debt increased.

     Depreciation and amortization expense increased to $7.9 million for the three months ended September 30, 1999 from $7.4 million for the three months ended September 30, 1998 primarily due to increased capital expenditures related to computer information system conversions. The majority of the Company's facilities began depreciating the systems in the fourth quarter of fiscal 1998.

     Interest expense increased to $6.7 million for the three months ended September 30, 1999 from $4.8 million for the three months ended September 30, 1998. This increase is primarily due to the interest expense incurred on the debt obligations assumed from Columbia/HCA as discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements. For the three months ended September 30, 1998, interest expense was primarily represented by interest incurred on the net intercompany balance with Columbia/HCA. However, upon the Distribution, the intercompany amounts payable by the Company to Columbia/HCA were eliminated.

     As of the Distribution, Columbia/HCA stopped allocating management fees to the Company; therefore, there were no management fees allocated by Columbia/HCA for the three months ended September 30, 1999. For the three months ended September 30, 1998, Columbia/HCA allocated $2.2 million of management fees to the Company. The management fee allocation represented allocations, using revenues as the allocation basis, of the corporate, general and administrative expenses of Columbia/HCA. The elimination of management fee allocations by Columbia/HCA were offset by increases in salaries and benefits, supplies and other operating costs related to the establishment and operation of the Company's corporate office.

     ESOP expense of $1.2 million relates to the newly established ESOP discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

     For the three months ended September 30, 1998, the Company recorded an impairment loss of approximately $1.3 million related to the write-off of intangibles and other long-lived assets of certain physician practices where the recorded asset values were not deemed to be fully recoverable based upon the operating results trends and projected future cash flows. These assets being held and used are now recorded at estimated fair value based upon discounted, estimated future cash flows.

     Minority interests decreased slightly as a percentage of revenues to 0.3% for the three months ended September 30, 1999 from 0.4% for the three months ended September 30, 1998.

     Income from continuing operations before income taxes increased to $1.8 million for the three months ended September 30, 1999 compared to a loss of $1.4 million for the three months ended September 30, 1998 primarily as a result of the decreases in certain expenses as described above.

     Net income increased to $1.1 million for the three months ended September 30, 1999 compared to a loss of $2.2 million for the three months ended September 30, 1998. For the three months ended September 30, 1998, the Company incurred a $1.4 million after-tax loss from its discontinued home health operations, primarily due to declines in Medicare rates of reimbursement under the Balanced Budget Act and declines in home health visits.

  For the Nine Months Ended September 30, 1999 and 1998

     Revenues increased 2.3% to $387.8 million for the nine months ended September 30, 1999 compared to $379.1 million for the nine months ended September 30, 1998 primarily as a result of increases in volumes. Inpatient admissions increased 3.8% and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 4.4% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Revenues per equivalent admission decreased 2.0% for the nine months ended September 30, 1999 compared to prior year. The decline in revenues per equivalent admission was due to several factors, including decreases in Medicare reimbursement rates mandated by the Balanced Budget Act which became effective October 1, 1997 (such rates lowered revenues by approximately $5.1 million for the nine months ended September 30, 1999 compared to the prior year), and continued increases in discounts from the growing number of managed care payers (managed care as a percentage of total admissions increased to 19.9% for the nine months ended September 30, 1999 compared to 18.6% for the nine months ended September 30, 1998). In addition, favorable cost report adjustments of $0.7 million were recorded during the nine months ended September 30, 1999 compared to $2.3 million recorded during the nine months ended September 30, 1998.

     Salaries and benefits decreased as a percentage of revenues to 42.6% for the nine months ended September 30, 1999 from 43.3% for the nine months ended September 30, 1998 primarily due to improvements in labor productivity (man-hours per equivalent admission decreased 10.1% over the same period in the prior year).

     Supply costs increased slightly to 12.3% as a percentage of revenues for the nine months ended September 30, 1999 from 12.2% for the nine months ended September 30, 1998.

     Other operating expenses decreased as a percentage of revenues to 22.5% for the nine months ended September 30, 1999 from 22.7% for the nine months ended September 30, 1998. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily due to decreases in professional fees and contract services.

     Provision for doubtful accounts, as a percentage of revenues, decreased to 7.8% for the nine months ended September 30, 1999 from 8.2% for the nine months ended September 30, 1998 primarily due to the Company's focus on collections of accounts receivable. In addition, in fiscal year 1998, a majority of the Company's facilities were undergoing computer information system conversions (including patient accounting) which hampered the business office billing functions. As a result, accounts were not billed timely and the Company's allowance for bad debt increased.

     Depreciation and amortization expense increased to $23.3 million for the nine months ended September 30, 1999 from $20.4 million for the nine months ended September 30, 1998 primarily due to increased capital expenditures related to computer information system conversions. The majority of the Company's facilities began depreciating the systems in the fourth quarter of fiscal 1998.

     Interest expense increased to $17.4 million for the nine months ended September 30, 1999 from $14.2 million for the nine months ended September 30, 1998. This increase is primarily due to the interest expense incurred on the debt obligations assumed from Columbia/HCA as discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements. For the nine months ended September 30, 1998, interest expense was primarily represented by interest incurred on the net intercompany balance with Columbia/HCA. However, upon the Distribution, the intercompany amounts payable by the Company to Columbia/HCA were eliminated.

     Management fees allocated by Columbia/HCA were $3.2 million for the nine months ended September 30, 1999 and $6.7 million for the nine months ended September 30, 1998. The management fee allocation represented allocations, using revenues as the allocation basis, of the corporate, general and administrative expenses of Columbia/HCA. However, as of the Distribution, Columbia/HCA stopped allocating management fees to the Company. The elimination of management fee allocations by Columbia/HCA were offset by increases in salaries and benefits, supplies and other operating costs related to the establishment and operation of the Company's corporate office.

     ESOP expense of $1.7 million relates to the newly established ESOP discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

     For the nine months ended September 30, 1998, the Company recorded an impairment loss of approximately $1.3 million related to the write-off of intangibles and other long-lived assets of certain physician practices where the recorded asset values were not deemed to be fully recoverable based upon the operating results trends and projected future cash flows. These assets being held and used are now recorded at estimated fair value based upon discounted, estimated future cash flows.

     Minority interests remained unchanged as a percentage of revenues at 0.4% compared to the prior year.

     Income from continuing operations before income taxes increased 35.9% to $10.5 million for the nine months ended September 30, 1999 from $7.7 million for the nine months ended September 30, 1998 primarily due to decreases in certain expenses as described above.

     Net income increased to $6.1 million for the nine months ended September 30, 1999 compared to $0.9 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1998, the Company incurred a $3.7 million after-tax loss from its discontinued home health operations, primarily due to declines in Medicare rates of reimbursement under the Balanced Budget Act and declines in home health visits.

  Liquidity and Capital Resources

     Prior to the Distribution, the Company had relied upon Columbia/HCA for liquidity and sources of capital to supplement any needs not met by operations. As an independent, publicly traded company, the Company has direct access to the capital markets and the ability to enter into its own bank borrowing arrangements. At September 30, 1999, the Company had working capital of $62.0 million compared to $26.9 million at December 31, 1998. The increase in working capital was primarily due to a $32.7 million increase in cash from December 31, 1998 resulting from net cash collections since the Distribution. In addition, accounts receivable increased approximately $15.5 million primarily as a result of Columbia/HCA's agreement to indemnify the Company with respect to Medicare, Medicaid, and cost-based Blue Cross receivables and payables relating to cost reporting periods ending on or prior to the Distribution. The increase in working capital was partially offset by increases in accrued interest and income taxes payable as a result of the Distribution.

     Cash provided by operating activities was $50.2 million for the nine months ended September 30, 1999 compared to $25.9 million for the nine months ended September 30, 1998. This increase was primarily attributable to increases in accrued interest and income taxes payable since the Distribution for the nine months ended September 30, 1998.

     Cash used in investing activities was $40.2 million for the nine months ended September 30, 1999 compared to $21.4 million for the nine months ended September 30, 1998. The increase was primarily due to capital expenditures of $40.5 million during the nine months ended September 30, 1999 compared to $23.6 million for the nine months ended September 30, 1998. At September 30, 1999, there were projects under construction which had an estimated cost to complete and equip over the next six months of approximately $33.5 million (including construction costs of a replacement hospital located in Florida with an estimated project cost of approximately $33.0 million of which $17.1 million has been spent as of September 30, 1999). Management believes that its capital expenditure program is adequate to expand, improve and equip the Company's existing health care facilities.

     Cash provided by financing activities was $22.7 million for the nine months ended September 30, 1999 compared to cash used in financing activities of $4.5 million for the nine months ended September 30, 1998. The increase was primarily due to changes in the intercompany amounts payable by the Company to Columbia/HCA prior to the Distribution.

     Management does not consider the sale of any assets to be necessary to repay the Company's indebtedness or to provide working capital. However, for other reasons, certain of the Company's hospitals may be sold in the future from time to time. Three of the Company's hospitals are currently held for sale. Although the Company's indebtedness will be more substantial than was historically the case for its predecessor entities, management expects that operations and working capital facilities will provide sufficient liquidity for fiscal 1999 and for the next several years.

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

  Bank Credit Agreement

     On May 11, 1999, the Company assumed from Columbia/HCA the obligations under a Bank Credit Agreement (the "Credit Agreement") with a group of lenders with commitments aggregating $210 million. The Credit Agreement consists of a $60 million term loan facility, an $85 million term loan facility, and a $65 million revolving credit facility (collectively the "Bank Facilities").

     As of September 30, 1999, $25 million of the $60 million term loan facility was drawn, with the remaining $35 million available for limited purposes to be drawn in one or two subsequent draws within one year after the Distribution. The final payment under this term loan facility is due November 11, 2004.

     The $85 million term loan facility was drawn in full at the time of the Distribution. The final payment under this term loan is due November 11, 2005.

     The $65 million revolving credit facility is expected to be available for working capital and other general corporate purposes, and any outstanding amounts thereunder will be due and payable on November 11, 2004. No amounts were outstanding under this facility as of October 31, 1999.

     Repayments under the term loan facilities are due in quarterly installments with quarterly amortization based on annual amounts. Interest on the Bank Facilities is currently based on LIBOR plus 3.00% for the revolving credit facility and the $60 million term loan facility, and LIBOR plus 3.50% for the $85 million term loan facility. The weighted average interest rate on the Bank Facilities was approximately 8.8% at September 30, 1999. The Company also pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility and on the undrawn portion of the $60 million term loan facility.

     The Company's bank debt is guaranteed by its subsidiaries. These guarantees are secured by a pledge of substantially all of the subsidiaries' assets. The Credit Agreement requires that the Company comply with various financial ratios and tests and contains covenants, including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

  Senior Subordinated Notes

     On May 11, 1999, the Company assumed from Columbia/HCA $150 million in Senior Subordinated Notes maturing on May 15, 2009 and bearing interest at 10.75% (the "Notes"). Interest is payable semi-annually. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

     The indenture for the Notes contains certain covenants, including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

Contingencies

     Columbia/HCA is currently the subject of several Federal investigations into certain of its business practices, as well as governmental investigations by various states. Columbia/HCA is cooperating in these investigations and understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is the subject of a formal order of investigation by the Securities and Exchange Commission (the "Commission"). Columbia/HCA understands that the Commission investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the Federal securities laws. According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and Champus cost reports for the years 1992 and 1993 and on the Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted on all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee and the government executed an agreement to defer prosecution for 18 months after which charges will be dismissed.

     Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act by submitting improper claims to the government for reimbursement. The lawsuits generally seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the Federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. To the Company's knowledge, the government has intervened in five unsealed qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

     Columbia/HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions.

     It is too early to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigations will be commenced. If Columbia/HCA is found to have violated Federal or state laws relating to Medicare, Medicaid or similar programs, Columbia/HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts claimed in the qui tam and other actions may be substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such actions. In addition, a number of derivative actions have been brought by purported stockholders of Columbia/HCA against certain current and former officers and directors of Columbia/HCA alleging breach of fiduciary duty and failure to take reasonable steps to ensure that Columbia/HCA did not engage in illegal practices.

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

     In connection with the Distribution, Columbia/HCA has agreed to indemnify the Company in respect of any losses, which it may incur arising from the proceedings described above. Columbia/HCA has also agreed to indemnify the Company in respect of any losses which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Distribution and relate to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by the Company as of the date of the Distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make cash payments to the Company based on amounts as defined in the Distribution Agreement by and among Columbia/HCA and the Company. The Company has agreed with Columbia/HCA that, in connection with the pending governmental investigations, it will negotiate with the government with respect to a compliance agreement setting forth the Company's agreement to comply with applicable laws and regulations. If any of such indemnified matters were successfully asserted against the Company, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of the Company. Columbia/HCA will not indemnify the Company for losses relating to any acts, practices and omissions engaged in by the Company after the Distribution, whether or not the Company is indemnified for similar acts, practices and omissions occurring prior to the date of the Distribution.

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

     In connection with the Distribution, Columbia/HCA's wholly owned subsidiary, Columbia Information Services, Inc. ("CIS") and the Company entered into a Computer and Data Processing Services Agreement, pursuant to which the Company obtains most of its information technology and information technology infrastructure systems. CIS does not warrant that the software and hardware used by CIS in providing services to the Company will be Year 2000 ready, but CIS is currently making efforts in a professional, timely, and workmanlike manner that it deems reasonable to address Year 2000 issues with respect to the software licensed to the Company under the Computer and Data Processing Services Agreement. In connection with its participation in Columbia/HCA's Year 2000 project, the Company has made and will continue to make certain expenditures in respect of software systems and applications not obtained from CIS and non-information technology systems (e.g., vendor products, medical equipment and other related equipment with embedded chips) to ensure that they are Year 2000 ready .

     Pursuant to the Computer and Data Processing Services Agreement, the Company will rely on CIS to provide virtually all of its computer support and information technology services. In connection with the Distribution, Columbia/HCA's wholly owned subsidiary CHCA Management Services, L.P. ("CHCA") and the Company entered into a Year 2000 Professional Services Agreement, pursuant to which CHCA will continue to provide the services of the CHCA Year 2000 program to the Company. References to "Columbia/HCA" with respect to the Year 2000 project and the Year 2000 services refer to Columbia HCA/Healthcare Corporation and its affiliates, principally CHCA. The Company is dependent upon Columbia/HCA in substantially all respects for the Year 2000 readiness of its information technology and non-information technology systems and for contingency planning in respect of Year 2000 related risks. Any failure by Columbia/HCA to adequately address such matters could have a material adverse effect on the business, financial condition, and results of operations or prospects of the Company.

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

     The Company, in participation with Columbia/HCA, has undertaken a program to inventory, assess and correct, replace or otherwise address impacted, vendor-supplied products (hardware, systems software, business software, and telecommunication equipment) with respect to Year 2000 compliance. Columbia/HCA has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address IT products that pose a material Year 2000 impact and expects to complete, in all material respects, the IT infrastructure portion of the program during the fourth quarter of 1999. This is a revised date from September 30, 1999 due to changes in vendor product status.

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

  Non-Information Technology Systems and Equipment

     With respect to the non-IT infrastructure project, the Company, in participation with Columbia/HCA has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor products, medical equipment and other related equipment with embedded chips. The Company, in participation with Columbia/HCA, has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address devices or equipment that pose a material Year 2000 impact. The Company anticipates completion, in all material respects, of the non-IT infrastructure portion of its program in the fourth quarter of 1999. This is a revised date from September 30, 1999 due to changes in vendor product status.

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

  Year 2000 Risks/Contingency Planning

     While the Company is developing contingency plans to address possible failure scenarios, the Company recognizes that there are "worst case" scenarios which may develop and are largely outside the Company's or Columbia/HCA's control. The Company recognizes the risks associated with extended infrastructure (e.g., power, water and telecommunications) failure, the interruption of insurance and other payments to the Company and the failure of equipment or software that could impact patient safety or health despite the assurances of third parties. The Company is addressing these and other failure scenarios in its contingency planning effort and is engaging third parties in discussions regarding how to manage common failure scenarios, but neither Columbia/HCA nor the Company can currently estimate the likelihood or the potential cost of such failures. Contingency plans have been developed for mission-critical and high impact patient care and business operations. The contingency plans developed by the facilities include those in the following areas: medical equipment, suppliers and service providers, utilities, information technology and services, facility and physical plant equipment and business office operations. Currently the Company does not believe that any reasonably likely worst case scenario will have a material impact on the Company's revenues or operations. Those reasonably likely worst case scenarios include continued expenditures for remediation, continued expenditures for replacement or upgrade of equipment, continued efforts regarding contingency planning, increased staffing for the periods immediately preceding and after January 1, and payment delays from the Company's payers.

     The Company believes that if (i) any material phase or aspect of its Year 2000 project is not completed successfully and timely, (ii) certain mission critical suppliers and vendors (particularly medical surgical suppliers and utilities) are not able to deliver goods or services after December 31, 1999, or
(iii) its contingency plans do not anticipate and effectively address actually experienced Year 2000 related problems or do not effectively address unanticipated Year 2000 related problems, then the Company's results of operations and financial condition, as well as its day-to-day business operations and its ability to provide health care services (potentially including patient diagnosis and treatment), could be materially adversely affected.

  Costs and Expenses

     The Year 2000 project is currently estimated to have a minimum total cost of $2.3 million, of which the Company has incurred $0.5 million of expenses in the first nine months of 1999. The Company currently estimates the cost to be incurred for the remediation, upgrade and replacement of its impacted non-IT infrastructure systems, and equipment to be approximately $1.5 million, which is included in the above estimated minimum total cost of $2.3 million. These estimates do not include the costs of executing any contingency plans or potential litigation claims resulting from any Year 2000 failure.

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)

                                 Operating Data

                                                      1999            1998
                                                  -----------     -----------
Number of hospitals in operations at
        March 31.................................       23              23
        June 30..................................       23              23
        September 30.............................       23              23
        December 31..............................                       23
Licensed hopitals beds at (a):
        March 31.................................    2,169           2,136
        June 30..................................    2,169           2,113
        September 30.............................    2,169           2,112
        December 31..............................                    2,169
Weighted average licensed beds (b):
    Quarter:
        First....................................    2,169           2,136
        Second...................................    2,169           2,128
        Third....................................    2,169           2,113
        Fourth...................................                    2,131
    Year.........................................                    2,127
Average daily census (c):
    Quarter:
        First....................................      863             853
        Second...................................      714             695
        Third....................................      668             699
        Fourth...................................                      725
    Year.........................................                      742
Admissions (d):
    Quarter:
        First....................................   18,051          16,842
        Second...................................   15,335          14,940
        Third....................................   15,018          14,832
        Fourth...................................                   15,655
    Year.........................................                   62,269
Equivalent Admissions (e):
    Quarter:
        First....................................   30,741          28,412
        Second...................................   27,651          27,175
        Third....................................   27,767          26,920
        Fourth...................................                   27,522
    Year.........................................                  110,029
Average length of stay (days) (f):
    Quarter:
        First....................................      4.3             4.6
        Second...................................      4.2             4.2
        Third....................................      4.1             4.3
        Fourth...................................                      4.3
    Year.........................................                      4.4

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

Part II.  Other Information
---------------------------

Item 5:  Other Information

     (a) Unaudited Pro Forma Financial Statements as of and for the three months and nine months ended September 30, 1999

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

     The Unaudited Pro Forma Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 1999 reflect the results of the Company's operations as if the Distribution and the divestitures of certain facilities that the Company intends to divest had occurred at the beginning of 1999. The Unaudited Pro Forma Condensed Consolidated Balance Sheet assumes that the Distribution and such divestitures had occurred on September 30, 1999.

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

                           LIFEPOINT HOSPITALS, INC.

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                (Dollars in millions, except per share amounts)

                                                                              Pro Forma
                                                           Historical        Adjustments           Pro Forma
                                                           ----------        -----------           ---------
Revenues.............................................      $    125.4        $      (9.4)(a)       $   116.0

Salaries and benefits................................            52.2               (4.5)(a)            47.7
Supplies.............................................            15.7               (1.4)(a)            14.3
Other operating expenses.............................            28.8               (2.8)(a)            26.0
Provision for doubtful accounts......................            10.7               (1.5)(a)             9.2
Depreciation and amortization........................             7.9               (0.8)(a)             7.1
Interest expense.....................................             6.7                -                   6.7
ESOP expense.........................................             1.2                -                   1.2
                                                           ----------        -----------           ---------
                                                                123.2              (11.0)              112.2
                                                           ----------        -----------           ---------
Income from continuing operations before minority
   interests and income taxes........................             2.2                1.6                 3.8
Minority interests in earnings of consolidated
   entities..........................................             0.4                -                   0.4
                                                           ----------        -----------           ---------
Income from continuing operations before income
   taxes.............................................             1.8                1.6                 3.4
Provision for income taxes...........................             0.7                0.7 (e)             1.4
                                                           ----------        -----------           ---------
Income from continuing operations....................      $      1.1        $       0.9           $     2.0
                                                           ==========        ===========           =========

Basic and diluted earnings per share.................      $     0.03        $      0.04           $    0.07
                                                           ==========        ===========           =========
Shares used in earnings per share calculations (000s):
   Basic.............................................          30,951             30,951              30,951
        Dilutive securities - stock options..........              63                 63                  63
                                                           ----------        -----------           ---------
   Diluted...........................................          31,014             31,014              31,014
                                                           ==========        ===========           =========

                            See accompanying notes.

                           LIFEPOINT HOSPITALS, INC.

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                (Dollars in millions, except per share amounts)

                                                                              Pro Forma
                                                           Historical        Adjustments           Pro Forma
                                                           ----------        -----------           ---------
Revenues.............................................      $    387.8        $     (33.5)(a)       $   354.3

Salaries and benefits................................           165.1              (15.7)(a)           147.6
                                                                                     0.9 (c)
                                                                                    (2.7)(b)
Supplies.............................................            47.7               (4.7)(a)            43.1
                                                                                     0.1 (c)
Other operating expenses.............................            87.4               (8.6)(a)            80.1
                                                                                     1.3 (c)
Provision for doubtful accounts......................            30.1               (4.3)(a)            25.8
Depreciation and amortization........................            23.3               (2.6)(a)            20.7
Interest expense.....................................            17.4                2.6 (d)            20.0
Management fees allocated from Columbia/HCA..........             3.2               (3.2)(c)             -
ESOP expense.........................................             1.7                1.0 (b)             2.7
                                                           ----------        -----------           ---------
                                                                375.9              (35.9)              340.0
                                                           ----------        -----------           ---------
Income from continuing operations before minority
   interests and income taxes........................            11.9                2.4                14.3
Minority interests in earnings of consolidated
   entities..........................................             1.4                -                   1.4
                                                           ----------        -----------           ---------
Income from continuing operations before income
   taxes.............................................            10.5                2.4                12.9
Provision for income taxes...........................             4.4                1.0 (e)             5.4
                                                           ----------        -----------           ---------
Income from continuing operations....................      $      6.1        $       1.4           $     7.5
                                                           ==========        ===========           =========

Basic and diluted earnings per share.................      $     0.20        $      0.05           $    0.25
                                                           ==========        ===========           =========
Shares used in earnings per share calculations (000s):
   Basic.............................................          30,349             30,349              30,349
        Dilutive securities - stock options..........             194                194                 194
                                                           ----------        -----------           ---------
   Diluted...........................................          30,543             30,543              30,543
                                                           ==========        ===========           =========

                            See accompanying notes.

                           LIFEPOINT HOSPITALS, INC.

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                (Dollars in millions, except per share amounts)

                                                                              Pro Forma
                     ASSETS                                Historical        Adjustments           Pro Forma
                     ------                                ----------        -----------           ---------

Current assets:
  Cash and cash equivalents..........................      $     32.7        $       -             $    32.7
  Accounts receivable, net...........................            51.9               (6.4)(a)            45.5
  Inventories........................................            13.8               (1.9)(a)            11.9
  Deferred taxes and other current assets............            24.9               (1.4)(a)            23.5
                                                           ----------        -----------           ---------
                                                                123.3               (9.7)              113.6

Property and equipment, at cost......................           478.9              (30.9)(a)           448.0
Accumulated depreciation.............................          (190.7)              13.3 (a)          (177.4)
                                                           ----------        -----------           ---------
                                                                288.2              (17.6)              270.6

Intangible assets, net...............................            23.4               (0.4)(a)            23.0
Other................................................             4.1               (4.1)(a)             -
                                                           ----------        -----------           ---------
                                                           $    439.0        $     (31.8)          $   407.2
                                                           ==========        ===========           =========


             LIABILITIES AND EQUITY
             ----------------------

Current liabilities:
  Accounts payable...................................      $     17.6        $      (1.3)(a)       $    16.3
  Accrued salaries...................................            13.3               (0.8)(a)            12.5
  Other current liabilities..........................            28.2               (0.8)(a)            27.4
  Current maturities of long-term debt...............             2.2                -                   2.2
                                                           ----------        -----------           ---------
                                                                 61.3               (2.9)               58.4

Long-term debt.......................................           258.0                -                 258.0
Deferred taxes.......................................            20.3                6.3 (a)            26.6
Professional liability risks and other liabilities...             2.6                -                   2.6
Minority interests in equity of
 consolidated entities...............................             3.8                -                   3.8

Stockholders' equity:
 Preferred stock, $0.01 par value; 10,000,000 shares
  authorized; no shares issued.......................             -                  -                   -
 Common stock, $0.01 par value; 90,000,000 shares
  authorized; 31,066,289 shares outstanding at
  September 30, 1999.................................             0.3                -                   0.3
 Capital in excess of par value......................           133.1              (37.8)(a)            95.3
 Unearned ESOP compensation..........................           (30.3)               -                 (30.3)
 Notes receivable for shares sold to employees.......           (10.2)               -                 (10.2)
 Retained earnings...................................             0.1                2.6 (a)             2.7
                                                           ----------        -----------           ---------
                                                                 93.0              (35.2)               57.8
                                                           ----------        -----------           ---------
                                                           $    439.0        $     (31.8)          $   407.2
                                                           ==========        ===========           =========

                            See accompanying notes.

Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

(a) To eliminate the assets and liabilities as of September 30, 1999 and results of operations for the three months and nine months ended September 30, 1999 for three facilities which are currently held for sale by the Company.

(b) To adjust historical retirement plan expense recorded as a component of salaries and wages and record the estimated LifePoint Hospitals, Inc. Retirement Plan (the "ESOP") expense for the nine months ended September 30, 1999. See Note 5 in the Notes to Condensed Consolidated Financial Statements.

(c) To adjust for the estimated general and administrative costs that would have been incurred if the Company had managed comparable general and administrative functions and to eliminate the management fees allocated from Columbia/HCA for the nine months ended September 30, 1999.

(d) To adjust interest expense to $20.0 million for the nine months ended September 30, 1999. The interest expense adjustment is based on the elimination of all intercompany amounts payable by the Company to Columbia/HCA and the assumption of certain indebtedness from Columbia/HCA at an assumed average interest rate of approximately 9.9% and $0.5 million in amortization of the deferred loan cost. The historical balance sheet as of September 30, 1999 already reflects the elimination and assumption of these debt amounts since the transaction occurred on May 11, 1999.

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

  3.2 By-Laws of the Company. Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

  27          Financial Data Schedule.

     (b)  Reports on Form 8-K filed during the quarter ended September 30, 1999:

     None.

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LifePoint Hospitals, Inc.


Date:  November 15, 1999              /s/ Kenneth C. Donahey
                                    -------------------------------------
                                    Kenneth C. Donahey
                                    Senior Vice President & Chief
                                    Financial Officer

                                    LifePoint Hospitals Holdings, Inc.

Date:  November 15, 1999              /s/ Kenneth C. Donahey
                                    -------------------------------------
                                    Kenneth C. Donahey
                                    Senior Vice President &
                                    Chief Financial Officer