Form 10-K405
period 1999-12-31
LIFEPOINT HOSPITALS INC
filed 2000-03-30
CIK 1074772

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-29818

                             ---------------------

                           LIFEPOINT HOSPITALS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                             ---------------------

                     DELAWARE                                           52-2165845
 (State or Other Jurisdiction of Incorporation or          (I.R.S. Employer Identification No.)
                  Organization)
           103 POWELL COURT, SUITE 200                                    37027
               BRENTWOOD, TENNESSEE                                     (Zip Code)
     (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (615) 372-8500

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

               TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                      -----------------------------------------
      Common Stock, par value $.01 per share                The Nasdaq National Market System
         Preferred Stock Purchase Rights                    The Nasdaq National Market System

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COMMISSION FILE NUMBER 333-84755

                             ---------------------

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                             ---------------------

                     DELAWARE                                           52-2167869
 (State or Other Jurisdiction of Incorporation or          (I.R.S. Employer Identification No.)
                  Organization)
           103 POWELL COURT, SUITE 200                                    37027
               BRENTWOOD, TENNESSEE                                     (Zip Code)
     (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (615) 372-8500

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

     The aggregate market value of the shares of Common Stock (based upon the closing sale price of these shares on March 17, 2000) of LifePoint Hospitals, Inc. held by non-affiliates on March 17, 2000, was approximately $378,056,672.

     As of March 17, 2000, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 33,704,040, and all of the shares of Common Stock of LifePoint Hospitals Holdings, Inc. were owned by LifePoint Hospitals, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of LifePoint's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 2000 are incorporated by reference into
Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     LifePoint Hospitals, Inc. ("LifePoint" or the "Company") owns and operates general, acute care hospitals located in non-urban areas. As of December 31, 1999, LifePoint operated 23 hospitals. According to industry sources, the average population in the Company's markets is approximately 27,000, and is expected to grow on average in excess of 5% between 1998 and 2003, compared to the expected national growth rate of 4% over the same period. In all but one of its markets, LifePoint's hospital is the only hospital in the community. LifePoint's hospitals are located in nine states: Alabama, Florida, Georgia, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming. Approximately half of LifePoint's facilities are located in the states of Kentucky and Tennessee. Three hospitals were held for sale on December 31, 1999. On January 31, 2000, LifePoint sold Trinity Hospital located in Erin, Tennessee, one of the three hospitals held for sale.

     LifePoint is a successor to the America Group, a division created by Columbia/HCA Healthcare Corporation ("Columbia/HCA") in November 1997 to operate general, acute care hospitals located in non-urban areas. Columbia/HCA established the America Group as an independent, publicly-traded company by distributing all outstanding shares of LifePoint Common Stock to the stockholders of Columbia/HCA on May 11, 1999 (the "Distribution"). In connection with the Distribution, Healthtrust, Inc.-The Hospital Company, a wholly owned subsidiary of Columbia/HCA, transferred all of the assets comprising the America Group to LifePoint and LifePoint transferred such assets to LifePoint Hospitals Holdings, Inc., a wholly owned subsidiary of LifePoint ("Holdings"). Columbia/HCA no longer owns any shares of LifePoint Common Stock.

THE NON-URBAN HEALTH CARE MARKET

     LifePoint believes that growing, non-urban health care markets are attractive to health care service providers as a result of favorable demographic and economic trends and competitive conditions. All of LifePoint's facilities are located in non-urban markets.

     Because non-urban service areas have smaller populations, there are generally fewer hospitals and other health care service providers in each community. Management believes that the smaller populations and relative significance of the one or two acute care hospitals in these markets also discourage the entry of alternate non-hospital providers, such as outpatient surgery centers or rehabilitation or diagnostic imaging centers, as well as managed care plans. There is generally a lower level of managed care payer penetration, that is, the relative proportion of the market population enrolled in managed care programs such as HMOs and PPOs, in LifePoint's markets than there is in urban markets. In addition, LifePoint believes that non-urban communities generally view the local hospital as a key part of the local community.

     Management believes that the characteristics of the non-urban health care market provide LifePoint with attractive acquisition opportunities. Currently, the majority of non-urban hospitals are owned by not-for-profit and governmental entities that typically have limited access to capital to keep pace with advances in medical technology. In addition, such entities frequently lack the management resources necessary to control hospital expenses, recruit and retain physicians, expand healthcare services and comply with increasingly complex reimbursement and managed care requirements. As a result, patients may migrate to, may be referred by local physicians to, or may be encouraged by managed care plans to travel to, hospitals in larger, urban markets. Management believes that as a result of these pressures, not-for-profit and governmental owners of non-urban hospitals who wish to preserve the local availability of quality health care services have sought to sell or lease these hospitals to companies, like LifePoint, that are committed to the local delivery of health care and that have greater access to capital and management resources which can be employed to serve the community.

BUSINESS STRATEGY

     LifePoint's strategic goals are centered around the unique patient and health care provider needs and opportunities in its non-urban markets. LifePoint manages its facilities so that they operate in accordance with the strategies described below:

     - Develop Facility-Specific Strategies for Non-Urban Markets. LifePoint has developed facility-specific strategies tailored for its non-urban markets. These strategies are intended to improve the quality and breadth of health care services, to provide an outstanding workplace for its employees, to recognize and expand the hospitals' roles as community assets and to improve financial performance. By contrast, during Columbia/HCA's ownership, LifePoint's hospitals were included in integrated facility networks with large urban facilities as the primary providers of specialty services.

     - Expand Breadth of Service and Reduce Patient Outmigration. LifePoint strives to increase revenues by broadening the scope of health care services available at its facilities, particularly in markets where significant outmigration is occurring, and to recruit physicians with a broader range of specialties. LifePoint has undertaken projects in the majority of its hospitals targeted at expanding or renovating specialty service facilities including emergency room facilities, obstetric care, surgical capacity and outpatient services. Management believes that this expansion of available treatments and community focus encourages local residents in the non-urban markets that LifePoint serves to seek care at facilities within their communities and limit outmigration.

     - Strengthen Physician Recruiting and Retention. LifePoint seeks to enhance the quality of care available locally, and the revenue derived therefrom, and believes that recruiting physicians in local communities is critical to increasing the quality of health care and the breadth of available services. LifePoint recruited 86 physicians in 1999. LifePoint believes that these recruiting successes are largely attributable to its spin-off as an independent company and the community-based focus of its management team. LifePoint's physician recruitment program is currently focused primarily on recruiting additional specialty care physicians. LifePoint's management is focused on working more effectively with individual physicians and physician practices. Management believes that expansion of the range of available treatments at its hospitals should also assist in physician recruiting.

     - Retain and Develop Stable Management. Management believes that achieving long-term retention of executive teams at its hospitals is an important element in enhancing medical staff relations and maintaining continuity of relationships within the community. LifePoint has focused its recruitment of managers and health care professionals on those who wish to live and practice in the communities in which LifePoint's hospitals are located. During Columbia/HCA's ownership, managers and health care professionals employed at LifePoint hospitals sometimes relocated to advance their careers elsewhere within the Columbia/HCA system. LifePoint believes that its ability to provide equity-based compensation linked to its performance should assist in management retention.

     - Improve Managed Care Position. As part of Columbia/HCA, LifePoint's facilities typically were included in managed care contracts negotiated by Columbia/HCA on a market-wide basis emphasizing large urban facilities. LifePoint believes that independence from Columbia/HCA and the lower managed care penetration in the Company's markets have enabled it to negotiate contract terms that are generally more favorable for its facilities and to decrease the level of discount arrangements in which it participates.

     - Improve Expense Management. LifePoint has begun to implement cost control initiatives designed to reduce labor costs and improve labor productivity, control supplies expense and reduce uncollectible revenues. These initiatives include adjusting staffing levels according to patient volumes, modifying supply purchases according to usage patterns and providing training to hospital staff in more efficient billing and collection processes.

     - Acquire Other Hospitals. Management intends to pursue a disciplined acquisition strategy that will seek to identify and acquire attractive hospitals in non-urban markets. LifePoint will seek to acquire hospitals that are located in non-urban markets with above average population growth, a strong economic base and a favorable payor mix. The competition to acquire non-urban hospitals is significant. There can be no assurance that suitable acquisitions can be accomplished on terms favorable to LifePoint or that financing, if necessary, can be obtained for such acquisitions. LifePoint believes that often the acquiror will be selected for a variety of reasons and not exclusively on the basis of price. LifePoint believes that its strategic goals align its interests with those of the local communities served by its hospitals. LifePoint believes that its commitment to maintaining the local availability of health care services, together with the reputation of LifePoint's hospitals for providing market-specific, high quality health care, its focus on physician recruiting and retention, its management's operating experience, and its access to capital will enable LifePoint to compete successfully for acquisitions.

OPERATIONS

     LifePoint's general, acute care hospitals usually provide the range of medical and surgical services commonly available in hospitals in non-urban markets. These hospitals also provide diagnostic and emergency services, as well as outpatient and ancillary services such as outpatient surgery, laboratory, radiology, respiratory therapy and physical therapy.

     Each of LifePoint's hospitals is governed by a board of trustees, which includes members of the hospital's medical staff as well as community leaders. The board of trustees establishes policies concerning medical, professional and ethical practices, monitors such practices, and is responsible for ensuring that these practices conform to established standards. LifePoint maintains quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are monitored on a continuing basis.

     Like most hospitals located in non-urban areas, LifePoint's hospitals do not engage in extensive medical research and medical education programs. However, a number of LifePoint's hospitals have an affiliation with medical schools, including the clinical rotation of medical students.

     In addition to providing capital resources, LifePoint makes available a variety of management services to its health care facilities. These services include information systems; ethics and compliance programs; leasing contracts; accounting, financial and clinical systems; legal support; personnel management; internal auditing; and resource management. Some of these services initially are being provided through transitional arrangements made with Columbia/HCA. LifePoint also participates and has an equity interest, along with Columbia/HCA and Triad Hospitals, Inc., a publicly-traded company comprising the former Pacific Group of Columbia/HCA ("Triad"), in a group purchasing organization which makes certain national supply and equipment contracts available to LifePoint's facilities. See "-- Arrangements Relating to the Distribution."

SERVICES AND UTILIZATION

     LifePoint believes that two important factors relating to the overall utilization of a hospital are the quality and market position of the hospital and the number, quality and specialties of physicians providing patient care within the facility. Generally, LifePoint believes that the ability of a hospital to meet the health care needs of its community is determined by its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors which impact utilization include the size of and growth in local population, local economic conditions, the availability of reimbursement programs such as Medicare and Medicaid and market penetration of managed care programs. Utilization across the industry also is being affected by improved treatment protocols as a result of advances in medical technology and pharmacology.

     The following table sets forth certain operating statistics for consolidated hospitals owned by LifePoint for each of the past five years ended December 31. Medical/surgical hospital operations are subject to certain seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in patient utilization during the cold weather months.

                                                           YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                  1999     1998(H)    1997      1996     1995
                                                 -------   -------   -------   ------   ------
Number of hospitals at end of period...........       23        23        22       22       20
Number of licensed beds at end of period(a)....    2,169     2,169     2,080    2,074    1,881
Weighted average licensed beds(b)..............    2,169     2,127     2,078    2,060    1,862
Admissions(c)..................................   64,237    62,269    60,487   59,381   54,549
Equivalent admissions(d).......................  114,599   110,029   105,126   98,869   88,915
Average length of stay (days)(e)...............      4.2       4.4       4.4      4.7      4.8
Average daily census(f)........................      739       742       733      755      713
Occupancy rate(g)..............................       34%       35%       35%      37%      38%

---------------

(a) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b) Represents the average number of licensed beds weighted based on periods owned.
(c) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to LifePoint's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(d) Equivalent admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions is computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(e) Represents the average number of days admitted patients stay in LifePoint's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(f) Represents the average number of patients in LifePoint's hospital beds each day.
(g) Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms. The declining occupancy rate is primarily attributed to the trend toward more services that were previously performed in an inpatient setting being performed on an outpatient basis and the decline in average length of stay per admission.
(h) Certain prior year information has been restated to conform to current year definitions.
---------------

     LifePoint's hospitals have experienced significant shifts from inpatient to outpatient care as well as decreases in average lengths of inpatient stay. These shifts are primarily as a result of improvements in technology and clinical practices and hospital payment changes by Medicare, insurance carriers and self-insured employers. These hospital payment changes generally encourage the utilization of outpatient, rather than inpatient, services whenever possible, and shortened lengths of stay for inpatient care. In response to this shift toward outpatient care, LifePoint is reconfiguring certain hospitals to more effectively accommodate outpatient services and restructuring existing surgical capacity in certain hospitals to permit additional outpatient volume and a greater variety of outpatient services.

SOURCES OF REVENUE

     LifePoint receives payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, HMOs, PPOs and other private insurers, as well as directly from patients. The approximate percentages of net patient revenues from continuing operations of LifePoint's facilities from such sources during the periods specified below were as follows:

                                                                    YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Medicare....................................................   34.8%    37.8%    39.4%
Medicaid....................................................   12.6%    11.1%    11.1%
Other sources...............................................   52.6%    51.1%    49.5%
                                                              -----    -----    -----
          Total.............................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====

     Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a joint federal-state program administered by the states that provides hospital benefits to qualifying individuals who are unable to afford care. All of LifePoint's hospitals are certified as providers of Medicare and Medicaid services. Amounts received under the Medicare and Medicaid programs are generally significantly less than the hospital's customary charges for the services provided.

     To attract additional volume, most of LifePoint's hospitals offer discounts from established charges to certain large group purchasers of health care services, including private insurance companies, employers, HMOs, PPOs and other managed care plans. These discount programs often limit LifePoint's ability to increase charges in response to increasing costs. See "-- Competition."

     In addition to government programs, LifePoint is reimbursed by private payers including HMOs, PPOs, private insurance companies, employers and individual private payers. Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, HMOs or PPOs, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or business payers. For more information on the reimbursement programs on which LifePoint's revenues are dependent, see
"-- Reimbursement."

COMPETITION

     The primary bases of competition among hospitals in non-urban markets are the quality and scope of medical services, availability of physicians, location, community reputation and, to a lesser extent, price. Generally, LifePoint serves markets in which its hospital is the only hospital in the community. Therefore, most of LifePoint's hospitals face less competition in their immediate patient service areas than would be expected in larger communities. While LifePoint's hospitals are generally the primary provider of institutional health care services in their respective communities, its hospitals face competition from hospitals in surrounding communities, including larger tertiary care centers and, in some cases, other non-urban hospitals. Some of the hospitals that compete with LifePoint are owned by tax-supported governmental agencies or by not-for-profit entities supported by endowments and charitable contributions which can finance capital expenditures on a tax-exempt basis.

     One of the most significant factors in the competitive position of a hospital is the number and quality of physicians affiliated with the hospital. Although physicians may at any time terminate their affiliation with a hospital operated by LifePoint, LifePoint's hospitals seek to retain physicians of varied specialties on the hospitals' medical staffs and to attract other qualified physicians. LifePoint believes that physicians refer patients to a hospital primarily on the basis of the quality of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital's facilities, equipment and employees. Accordingly, LifePoint strives to maintain high ethical and professional standards and quality facilities, equipment, employees and services for physicians and their patients.

     Another factor in the competitive position of a hospital is management's ability to negotiate service contracts with purchasers of group health care services. HMOs and PPOs attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals' established charges. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete on the basis of market reputation, geographic location, quality and range of services, quality of the medical staff, convenience and price for service contracts with group health care service purchasers. The importance of obtaining contracts with managed care organizations varies from market to market, depending on the market strength of such organizations. Managed care contracts generally are less important in the non-urban markets served by LifePoint than they are in urban and suburban markets where there is typically a higher level of managed care penetration.

     State certificate of need ("CON") laws, which place limitations on a hospital's ability to expand hospital services and add new equipment, also may have the effect of restricting competition. Every state in which LifePoint operates has CON laws except Kansas, Louisiana, Utah and Wyoming. The application process for approval of covered services, facilities, changes in operations and capital expenditures is, therefore, highly competitive. In those states which have no CON laws or which set relatively high thresholds before expenditures become reviewable by state authorities, competition in the form of new services, facilities and capital spending may be more prevalent. LifePoint has not experienced, and does not expect to experience, any material adverse effects from state CON requirements or from the imposition, elimination or relaxation of such requirements. See "-- Government Regulation and Other Factors."

     LifePoint and the health care industry as a whole face the challenge of continuing to provide quality patient care while dealing with rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and government payers. As both private and government payers reduce the scope of what may be reimbursed and reduce reimbursement levels for what is covered, federal and state efforts to reform the health care system may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payers may require changes in LifePoint's facilities, equipment, personnel, rates and/or services in the future.

     The hospital industry and LifePoint's hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average inpatient occupancy rates continue to be negatively affected by payer-required pre-admission authorization, utilization review, and payment mechanisms to maximize outpatient and alternative health care delivery services for less acutely ill patients. Admissions constraints, payer pressures and increased competition are expected to continue. LifePoint will endeavor to meet these challenges by expanding its facilities' outpatient services, offering appropriate discounts to private payer groups, upgrading facilities and equipment, and offering new programs and services.

PROPERTIES

     The following table lists the hospitals owned, except as otherwise indicated, by LifePoint as of December 31, 1999:

                                                                                 LICENSED
FACILITY NAME                                                 CITY       STATE     BEDS
-------------                                             ------------   -----   --------
Andalusia Hospital......................................  Andalusia       AL       101
Bartow Memorial Hospital................................  Bartow          FL        56
Barrow Medical Center(1)................................  Winder          GA        56
Western Plains Regional Hospital(2).....................  Dodge City      KS       110
Halstead Hospital(1)....................................  Halstead        KS       177
Georgetown Community Hospital...........................  Georgetown      KY        75
Jackson Purchase Medical Center.........................  Mayfield        KY       107
Meadowview Regional Medical Center......................  Maysville       KY       111
Bourbon Community Hospital..............................  Paris           KY        58
Logan Memorial Hospital.................................  Russellville    KY       100
Lake Cumberland Regional Hospital.......................  Somerset        KY       227
Riverview Medical Center................................  Gonzales        LA       104
Springhill Medical Center...............................  Springhill      LA        63
Smith County Memorial Hospital..........................  Carthage        TN        63
Trinity Hospital(3).....................................  Erin            TN        40
Crockett Hospital.......................................  Lawrenceburg    TN       107
Livingston Regional Hospital............................  Livingston      TN       112
Hillside Hospital.......................................  Pulaski         TN        95
Emerald-Hodgson Hospital................................  Sewanee         TN        50
Southern Tennessee Medical Center.......................  Winchester      TN       166
Castleview Hospital.....................................  Price           UT        82
Ashley Valley Medical Center............................  Vernal          UT        39
Riverton Memorial Hospital..............................  Riverton        WY        70

---------------

(1) These facilities are currently held for sale.
(2) LifePoint operates and holds a majority equity interest in a consolidated joint venture which owns and operates Western Plains Regional Hospital.
(3) LifePoint sold this facility on January 31, 2000.

     Medical office buildings also are operated in conjunction with its hospitals. These office buildings are primarily occupied by physicians who practice at LifePoint's hospitals.

     LifePoint's headquarters are located in approximately 25,500 square feet of space in one office building in Brentwood, Tennessee. Prior to January 24, 2000, LifePoint subleased space in an office building in Nashville, Tennessee from Columbia/HCA. The parties terminated the sublease when LifePoint moved to its office in Brentwood.

     LifePoint's headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for LifePoint's present needs. LifePoint's obligations under its bank credit facilities are secured by a pledge of substantially all of the assets of LifePoint and its subsidiaries, including first priority mortgages on each of LifePoint's hospitals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES AND MEDICAL STAFF

     At December 31, 1999, LifePoint had approximately 6,500 employees, including approximately 1,600 part-time employees. No LifePoint employees are subject to collective bargaining agreements. LifePoint considers its employee relations to be good. While some of LifePoint's hospitals experience union organizing activity from time to time, LifePoint does not expect such efforts to materially affect its future operations.

LifePoint's hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate. There can be no assurance as to future availability and cost of qualified medical personnel.

     LifePoint's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of LifePoint's hospitals, but admission to the staff must be approved by the hospital's medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria. With certain exceptions, physicians generally are not employees of LifePoint's hospitals. However, LifePoint has conducted a physician practice management program pursuant to which some physicians provide services in LifePoint's hospitals by contract. Since the Distribution, LifePoint has limited the scope of its physician practice management program.

LIFEPOINT'S REGULATORY COMPLIANCE PROGRAM

     It is LifePoint's policy that its business be conducted with integrity and in compliance with the law. LifePoint has in place and continues to develop a corporate-wide compliance program, which focuses on all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices and laboratory operations.

     This regulatory compliance program is intended to ensure that high standards of conduct are maintained in the operation of LifePoint's business and to help ensure that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the regulatory compliance program, LifePoint provides initial and periodic legal compliance and ethics training to every employee, reviews various areas of LifePoint's operations, and develops and implements policies and procedures designed to foster compliance with the law. LifePoint regularly monitors its ongoing compliance efforts. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors or designated compliance officers in LifePoint's hospitals.

REIMBURSEMENT

     Medicare. Under the Medicare program, acute care hospitals receive reimbursement under a prospective payment system ("PPS") for inpatient hospital services. Psychiatric, long-term care, rehabilitation, specially designated children's hospitals and certain designated cancer research hospitals, as well as psychiatric or rehabilitation units that are distinct parts of a hospital and meet Health Care Financing Administration ("HCFA") criteria for exemption, are currently exempt from PPS and are reimbursed on a cost-based system, subject to certain cost limits known as Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") limits. All of LifePoint's hospitals are reimbursed under PPS, and certain psychiatric, long-term care and rehabilitation units are exempt from PPS, but many are subject to transition to PPS.

     Under the PPS, fixed payment amounts per inpatient discharge are established based on the patient's assigned diagnosis related group ("DRG"). DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. DRG rates have been established for each hospital participating in the Medicare program and are based upon a statistically normal distribution of severity. When treatments for certain patients fall well outside the normal distribution, providers receive additional payments. DRG payments do not consider a specific hospital's costs, but are adjusted for area wage differentials. The majority of capital costs for acute care facilities are reimbursed on a prospective payment system based on DRG weights times a federal rate adjusted for a geographic rate.

     DRG rates are updated and re-calibrated annually and have been affected by several recent federal enactments. The index used to adjust the DRG rates, known as the "market basket index," gives consideration to the inflation experienced by hospitals and entities outside of the health care industry in purchasing goods and services. However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. The DRG rates are adjusted each federal fiscal year, which begins on October 1. The historical DRG rate increases were 1.5%, 2.0%, 0.0% and 0.5% for federal fiscal years 1996, 1997, 1998 and 1999, respectively. The budgeted updates for federal fiscal years 2000 through 2002 are market basket index minus 1.8%, 1.1% and 1.1%, respectively. LifePoint anticipates that future legislation may further decrease the future DRG payments, but is not able to predict the amount of the reduction.

     Outpatient services provided at general, acute care hospitals typically are reimbursed by Medicare at the lower of customary charges or actual cost subject to payment limitations. Certain other outpatient services are subject to additional reimbursement limits. The Balanced Budget Act, enacted August 5, 1997 (the "Balanced Budget Act"), mandates a prospective payment system for outpatient hospital services to begin January 1, 1999. However, implementation of the PPS has been delayed because of Year 2000 systems concerns and is now scheduled to commence July 1, 2000. The outpatient prospective payment system will be further affected by changes mandated by the Medicare Balanced Budget Refinement Act of 1999 (the "BBA Refinement Act"). In most cases, the BBA Refinement Act lessens the impact of reimbursement limitations imposed by the Balanced Budget Act. At such time as the PPS is implemented, the rates will be based on the rates that would have been in effect January 1, 1999, updated by the rate of increase in the hospital market basket minus 1.0%. However, the BBA Refinement Act increases Medicare payments under the PPS system for hospital outpatient services provided to certain high-cost outlier patients. LifePoint is not able to predict the effect, if any, that the new payment system will have on its financial results. After the fee schedule is established for this new system, the fee schedule is to be updated by the market basket minus 1.0% for each of federal fiscal years 2000 through 2002. Similarly, effective January 1, 1999, therapy services rendered by hospitals to outpatients and inpatients not reimbursed under Medicare, Part A are reimbursed according to the Medicare physician fee schedule.

     The Balanced Budget Act also mandates a prospective payment system for skilled nursing facility services for Medicare cost reporting periods commencing after June 30, 1998, home health services for Medicare cost reporting periods beginning after September 30, 1999, and inpatient rehabilitation hospital services for Medicare cost reporting periods beginning after September 30, 2000. Prior to the commencement of the respective prospective payment systems, payment constraints will be applied to PPS-exempt hospitals and units for Medicare cost reporting periods beginning on or after October 1, 1997.

     For the year ended December 31, 1999, LifePoint had seven inpatient psychiatric units, four inpatient rehabilitation units, nine hospital-based skilled nursing facility units, nine rural health clinics, one home health agency, one comprehensive outpatient rehabilitation facility and 11 hospitals utilizing swing beds.

     Prior to the implementation of the PPS payments to PPS-exempt hospitals and units, such as inpatient psychiatric, rehabilitation and skilled nursing services, are based upon reasonable cost, subject to a cost per discharge target. These limits are updated annually by a market basket index. For federal fiscal years 1996, 1997, 1998 and 1999, the market basket index rate of increase was 3.4%, 2.5%, 0.0% and 2.4%, respectively. The update for cost reporting periods from October 1, 1999 to September 30, 2000 ranges from zero to the market basket index less a percentage point between 0.0% and 2.5% depending on the hospital's or unit's costs in relation to the ceiling. Furthermore, limits have been established for the cost per discharge target at the 75th percentile for each category of PPS-exempt hospitals and hospital units. For federal fiscal year 1998, these limits were $10,534, $19,104, and $37,688 per discharge, respectively. For federal fiscal year 1999, these limits were $10,787, $19,562 and $38,593 per discharge, respectively. For federal fiscal year 2000, these amounts are $11,100, $20,129, and $39,712 per discharge, respectively. In addition, the cost per discharge for new hospitals/hospital units cannot exceed 110% of the national median target rate for hospitals in the same category. For federal fiscal year 1998, these amounts were $8,517, $16,738, and $18,947 per discharge for psychiatric, rehabilitation and long-term hospital services, respectively. For federal fiscal year 1999, these amounts were $8,686, $17,077 and $22,010 per discharge, respectively. For federal fiscal year 2000, these amounts are $8,938, $17,573 and $22,649 per discharge, respectively.

     Skilled nursing facilities have historically been reimbursed by Medicare on the basis of actual costs, subject to certain limits. The new prospective payment system for skilled nursing facilities mandated by the Balanced Budget Act requires the establishment of a prospective payment system for Medicare skilled nursing facilities under which facilities will be paid per diem rates for virtually all covered services will be phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. The

BBA Refinement Act will increase temporarily the federal per diem payment by 20% for 15 resource utilization groups ("RUGs") in the categories for "extensive services," "special care," "clinically complex," "high rehabilitation," and "medium rehabilitation." Increased payments will be made from April 1, 2000 to the later of October 1, 2000 or the implementation of a refined RUG system. In fiscal years 2001 and 2002, the federal per diem rate to a facility will increase by 4% in each year. The Balanced Budget Act also institutes consolidated billing for skilled nursing facility services, under which payments for most non-physician Part B services for beneficiaries no longer eligible for Part A skilled nursing facility care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement, or under any other contracting or consulting arrangement. Consolidated billing is being implemented on a transition basis. As of December 31, 1999, nine of LifePoint's hospitals operated skilled nursing facilities.

     Currently, physicians are paid by Medicare according to the physician fee schedule. However, physicians working in rural health clinics, such as those maintained by LifePoint, are reimbursed for their professional and administrative services through the rural health clinic subject to per visit limits unless the rural health clinic is based at a rural hospital with less than 50 beds. There are nine rural health clinics owned by LifePoint.

     Medicare has special payment provisions for "sole community hospitals." A sole community hospital is generally the only hospital in at least a 35-mile radius. Five of LifePoint's facilities qualify as sole community hospitals under Medicare regulations. Special payment provisions related to sole community hospitals may include a higher reimbursement rate, which is based on a blend of hospital-specific costs and the national reimbursement rate, and a 90% payment "floor" for capital costs which guarantees the sole community hospital capital reimbursement equal to 90% of capital cost. In addition, the TRICARE program (formerly CHAMPUS) has special payment provisions for hospitals recognized as sole community hospitals for Medicare purposes.

     Medicaid. Most state Medicaid payments are made under a prospective payment system or under programs which negotiate payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital's cost of services. Medicaid is currently funded jointly by the state and federal governments. The federal government and many states are currently considering significant reductions in the level of Medicaid funding while at the same time expanding Medicaid benefits, which could adversely affect future levels of Medicaid reimbursement received by the hospitals of LifePoint.

     On November 27, 1991, Congress enacted the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991, which limit the amount of voluntary contributions and provider-specific taxes that can be used by states to fund Medicaid and require the use of broad-based taxes for such funding. As a result of enactment of these amendments, certain states in which LifePoint operates have adopted broad-based provider taxes to fund their Medicaid programs. The impact of these new taxes upon LifePoint has not been materially adverse. However, LifePoint cannot predict whether any additional broad-based provider taxes will be adopted by the states in which it operates and, accordingly, it is not able to assess the effect of such additional taxes on its results of operations or financial position.

     Annual Cost Reports. All hospitals participating in the Medicare program, whether paid on a reasonable cost basis or under PPS, are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries. Review of previously submitted annual cost reports (including cost reports submitted prior to the Distribution Date by facilities now owned by LifePoint) and the cost report preparation process are areas included in the ongoing government investigations of Columbia/HCA. It is too early to predict the outcome of these investigations, but if LifePoint, or any of its facilities, were found to be in violation of federal or state laws relating to Medicare, Medicaid or similar programs, they could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on the financial position and results of operations of LifePoint. Columbia/HCA has agreed to indemnify LifePoint in respect of any losses arising from such government investigations. See "-- Arrangements Relating to the Distribution" and "Legal Proceedings -- Governmental Investigation of Columbia/HCA and Related Litigation" for more information regarding such arrangement.

     Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to LifePoint under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Providers also have rights of appeal, and it is common to contest issues raised in audits of prior years' reports. Pursuant to the terms of the distribution agreement among LifePoint, Columbia/HCA and Triad (the "Distribution Agreement"), LifePoint is responsible for the Medicare, Medicaid and Blue Cross cost reports, and associated receivables and payables, for its facilities for all periods ending after May 11, 1999 (the "Distribution Date"). Columbia/HCA agreed to indemnify LifePoint with respect to the Medicare, Medicaid and Blue Cross cost reports for the LifePoint facilities relating to periods ending on or prior to the Distribution Date. See "-- Arrangements Relating to the Distribution."

     Managed Care. Pressures to control the cost of health care have resulted in increases to the percentage of admissions and net revenues attributable to managed care payers. The percentage of LifePoint's admissions attributable to managed care payers increased from 18.6% for the year ended December 31, 1998 to 20.2% for the year ended December 31, 1999. The percentage of LifePoint's net revenue from continuing operations attributable to managed care payers increased from 20.1% for the year ended December 31, 1998 to 24.3% for the year ended December 31, 1999. LifePoint expects that the trend toward increasing percentages related to managed care payers will continue in the future. LifePoint generally receives lower payments from managed care payers than from traditional commercial/indemnity insurers; however, as part of its business strategy, LifePoint is taking steps to improve its managed care position. See "-- Business Strategy" for a more detailed discussion of such strategy.

     Commercial Insurance. The hospitals of LifePoint provide services to some individuals covered by private health care insurance. Private insurance carriers make direct payments to such hospitals or, in some cases, reimburse their policy holders, based upon the particular hospital's established charges and the particular coverage provided in the insurance policy.

     Commercial insurers are continuing efforts to limit the payments for hospital services by adopting discounted payment mechanisms, including prospective payment or DRG based payment systems, for more inpatient and outpatient services. To the extent that such efforts are successful and reduce the insurers' reimbursement to hospitals and the costs of providing services to their beneficiaries, such reduced levels of reimbursement may have a negative impact on the operating results of the hospitals of LifePoint.

GOVERNMENT REGULATION AND OTHER FACTORS

     Licensure, Certification and Accreditation. Health care facility construction and operation is subject to federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. All of the health care facilities of LifePoint are properly licensed under appropriate state laws. All of the hospitals affiliated with LifePoint are certified under the Medicare program and are accredited by the Joint Commission on Accreditation of Healthcare Organizations. Should any facility lose its certification under the Medicare program, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs. The facilities of LifePoint are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for LifePoint to effect changes in their facilities, equipment, personnel and services.

     Certificates of Need. The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be subject to review by state regulatory agencies under a CON program. LifePoint operates hospitals in states that require approval under a CON program. Such laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services or certain other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, complete an acquisition or change ownership. Further, violation may result in the imposition of civil sanctions or the revocation of a facility's license.

     Utilization Review. Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards, are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by peer review organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay or cost. Peer review organizations may deny payment for services provided, may assess fines and also have the authority to recommend to United States Department of Health and Human Services ("HHS") that a provider which is in substantial noncompliance with the standards of the peer review organization be excluded from participation in the Medicare program. Utilization review is also a requirement of most non-governmental managed care organizations.

     Medicare Regulations and Fraud and Abuse. Participation in the Medicare program is heavily regulated by federal statute and regulation. If a hospital provider fails substantially to comply with the numerous conditions of participation in the Medicare program or performs certain prohibited acts, such hospital's participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon it under certain provisions of the Social Security Act. Prohibited acts include:

     - making false claims to Medicare, including claims for services not rendered, misrepresenting actual services rendered in order to obtain higher reimbursement or cost report fraud;

     - making claims for items or services that are "medically unnecessary;"

     - routinely waiving co-payments or deductibles to induce patients to order items or services from a specific provider;

     - contracting with individuals that they know or should know have been excluded from participation in a federal healthcare program;

     - offering, paying or receiving any remuneration (including kickbacks, bribes or rebates) in return for referrals or purchasing items or services reimbursable under a federal health program;

     - failing to stabilize any individual who comes to a hospital's emergency room with an "emergency medical condition," within the scope of services available from the facility; and

     - transferring any stabilized patient to another health care facility before the other facility has agreed to the transfer of the patient, if the other facility does not have sufficient room and staff to treat the patient, without the patient's emergency department medical records, or without appropriate life support equipment.

     The provisions of the Anti-Kickback Statute prohibit providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item covered by a federal or state healthcare program or ordering any covered service or item. Violations of this statute may be punished by a fine of up to $50,000 or imprisonment for each violation and damages up to three times the total amount of remuneration. In addition, the Medicare Patient and Program Protection Act of 1987, as amended by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the Balanced Budget Act (as so amended, the "Protection Act"), imposes civil penalties for a violation of these prohibitions, including exclusion from participation in federal or state healthcare programs, such as Medicare and Medicaid.

     The Protection Act authorized the Office of the Inspector General ("OIG") to publish regulations outlining certain categories of activities that would be deemed not to violate the Anti-Kickback Statute. In 1991, and then again in 1999, the OIG published final safe harbor regulations implementing the Congressional intent expressed in the Protection Act. Currently there are safe harbors for certain physician investments, rental of space or equipment, personal services and management contracts, warranties, discounts, payments to employees, group repurchasing organizations, waivers of deductibles, physician investments in entities located in rural areas, physician recruitment, and physician investments in free standing ambulatory surgery centers. The preambles to the Safe Harbor regulations state that the failure of a particular business arrangement to comply with the regulations does not mean that the arrangement violates the Anti-Kickback Statute because the regulations do not make conduct illegal. Any conduct that could be construed to be illegal after the promulgation of this rule would have been illegal prior to the publication of the regulations.

     HIPAA, which became effective January 1, 1997, amends, among other things, Title XI (42 U.S.C. sec. 1301 et seq.) to broaden the scope of certain fraud and abuse laws to include all health care services, whether or not they are reimbursed under a federal program, and creates new enforcement mechanisms to combat fraud and abuse, including an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. Under HIPAA, health care fraud, now defined as knowingly and willfully executing or attempting to execute a "scheme or device" to defraud any health care benefit program, is made a federal criminal offense. In addition, for the first time, federal enforcement officials will have the ability to exclude from Medicare and Medicaid certain owners, officers and managing employees associated with business entities that have committed health care fraud, even if the owner, officer or employee had no knowledge of the fraud. HIPAA also establishes a new violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. The Balanced Budget Act also allows civil monetary penalties to be imposed on a provider contracting with individuals or entities that the provider knows or should know is excluded from a federal healthcare program.

     The OIG at HHS is responsible for identifying and eliminating fraud, abuse and waste in HHS programs and for promoting efficiency and economy in HHS departmental operations. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to health care providers, the OIG has from time to time issued "fraud alerts" which, although they do not have the force of law, identify features of transactions, which may indicate that the transaction could violate the Anti-Kickback Statute or other federal healthcare laws. The OIG has identified the following incentive arrangements as potential violations:

     - "gainsharing," or the practice of giving physicians a percentage share of any reduction in the hospital's costs for patient care attributable in part to the physician's efforts;

     - payment of any sort of incentive by the hospital each time a physician refers a patient to the hospital;

     - the use of free or significantly discounted office space or equipment, in facilities usually located close to the hospital;

     - provision of free or significantly discounted billing, nursing or other staff services;

     - free training for a physician's office staff in areas such as management techniques and laboratory techniques;

     - guarantees which provide that, if the physician's income fails to reach a predetermined level, the hospital will supplement the remainder up to a certain amount;

     - low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients, or some number of patients, to the hospital;

     - coverage on the hospital's group health insurance plans at an inappropriately low cost to the physician; or

     - payment for services, which may include consultations at the hospital, which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of services rendered.

     The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

     Section 1877 of the Social Security Act, commonly known as the "Stark Law," prohibits referrals of Medicare and Medicaid patients by physicians to entities with which the physician has a financial relationship and which provide certain "designated health services" which are reimbursable by Medicare or Medicaid. "Designated health services" include, among other things, clinical laboratory services, physical and occupational therapy services, radiology services, durable medical equipment, home health services, and inpatient and outpatient hospital services. Sanctions for violating the Stark Law include civil money penalties up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs. There are a number of exceptions to the self-referral prohibition, including an exception if the physician has an ownership interest in the entire hospital. In addition, a physician may have an ownership interest in and refer patients to an entity providing designated health services if the entity is located in a rural area. The requirements of the "rural provider" exception are:

          (1) the provider is located in an area that is not considered a metropolitan statistical area, and

          (2) at least 75 percent of the patients served by the facility reside in a rural area.

     Proposed regulations implementing the Stark Law, as amended, have not been implemented. LifePoint cannot predict the final form that such regulations will take or the effect that the Stark Law or the regulations promulgated thereunder will have on LifePoint.

     LifePoint provides financial incentives to recruit physicians into the communities served by its hospitals, including loans and minimum revenue guarantees. The limited partner of one Lifepoint hospital is owned in part by physician investors. LifePoint also enters into employment agreements, independent contractor agreements, leases and other agreements with physicians. Although LifePoint believes that its arrangements with physicians comply with current law, since some of these arrangements do not meet all of the requirements for safe harbor protection there can be no assurance that regulatory authorities who enforce such laws will not determine that such physician recruiting activities or other physician arrangements violate the Anti-Kickback Statute or other applicable laws. Such a determination could subject LifePoint to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and/or exclusion from participation in Medicare, Medicaid or other federal health care programs, any of which could have a material adverse effect on the business, financial condition or results of operations of LifePoint.

     Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of the arrangements entered into by each of LifePoint's hospitals. There is increasing scrutiny by law enforcement authorities, HHS, OIG, the courts and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators have also demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between health care providers and potential referral sources.

     The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the Anti-Kickback Statute, this statute is very broad. Careful and accurate coding of claims for reimbursement, including cost reports, must be performed to avoid liability under the false claims statutes.

     Many of the states in which LifePoint operates also have adopted, or are considering adopting, laws that prohibit payments to physicians in exchange for referrals similar to the Anti-Kickback Statute, some of which apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure. Many states also have passed self-referral legislation similar to the Stark Law, prohibiting the referral of patients to entities with which the physician has a financial relationship regardless of the source of payment for care. Little precedent exists for the interpretation or enforcement of these state laws.

     Corporate Practice of Medicine. Some of the states in which LifePoint operates have laws that prohibit corporations and other entities from employing physicians or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers. In addition, some states restrict certain business relationships between physicians and pharmacies. Possible sanctions for violation of these restrictions include loss of a physician's license and civil and criminal penalties. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. Although LifePoint exercises care to structure its arrangements with health care providers to comply with the relevant state law, and believes such arrangements comply with applicable laws in all material respects, there can be no assurance that governmental officials charged with responsibility for enforcing these laws will not assert that LifePoint, or certain transactions in which it is involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with the interpretations of LifePoint.

     EMTALA. LifePoint is subject to the Emergency Treatment and Active Labor Act ("EMTALA"), which is a federal law that requires any hospital that participates in the Medicare program to conduct an appropriate screening examination of every person who presents to the hospital's emergency room to determine if that person is suffering from an emergency condition and, if the patient is suffering from an emergency condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The hospital's obligation to screen and stabilize emergency conditions exists regardless of the patient's ability to pay for treatment. In fact, there are severe penalties under EMTALA if a hospital refuses to screen or appropriately stabilize or transfer a patient, or if the hospital delays appropriate treatment in order to first inquire about the patient's ability to pay. Penalties for violation of EMTALA include fines and possibly the expulsion of the hospital from further participation in the Medicare program. In addition, an injured patient or his family can bring a civil suit against the hospital.

     The government has tried to expand the scope of EMTALA in recent years to cover situations in which patients do not actually present to a hospital's emergency room but present to a hospital based clinic or are transported in a hospital owned ambulance. In addition, the government has expressed its intent to actively investigate, uncover, and enforce EMTALA violations in the future. Moreover, there is a growing trend for patients bringing malpractice lawsuits to also allege an EMTALA violation almost as a matter of course.

     LifePoint believes its hospitals operate in compliance with EMTALA. However, there can be no assurance that a patient will not bring a claim under EMTALA or that the government will not conduct investigations in the future. Any such lawsuit or investigation could have an adverse financial impact on the Company.

     Health Care Reform. Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, patients' bill of rights and requirements that all businesses offer health insurance coverage to their employees. The costs of certain proposals would be funded in significant part by reductions in payments by governmental programs, including Medicare and Medicaid, to health care providers such as hospitals. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the business, financial condition or results of operations of LifePoint.

     Conversion Legislation. Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws, in general, include provisions relating to attorney general approval, advance notification and community involvement. In addition, state attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law. In many states there has been an increased interest in the oversight of not-for-profit conversions. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may increase the cost and difficulty or prevent the completion of transactions with not-for-profit organizations in certain states in the future.

     Revenue Ruling 98-15. During March 1998, the IRS issued guidance regarding the tax consequences of joint ventures between for-profit and not-for-profit hospitals. LifePoint will consult with its tax advisers to develop an appropriate course of action in connection with any such joint ventures. The tax ruling could limit joint venture development with not-for-profit hospitals, require the restructuring of certain existing joint ventures with not-for-profits and influence the exercise of "put agreements" (agreements that require the purchase of the partner's interest in the joint venture) by certain existing joint venture partners. LifePoint is not currently a party to any transaction or arrangement that would be affected by this revenue ruling.

     Environmental Matters. LifePoint is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. LifePoint does not expect that it will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive position.

     Insurance. As is typical in the health care industry, LifePoint is subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, LifePoint maintains professional malpractice liability insurance and general liability insurance in amounts which it believes to be sufficient for its operations, although some claims may exceed the scope of the coverage in effect. LifePoint also maintains umbrella coverage. At various times in the past, the cost of malpractice and other liability insurance has risen significantly. Therefore, there can be no assurance that such insurance will continue to be available at reasonable prices which will allow LifePoint to maintain adequate levels of coverage. Substantially all losses from such claims arising in periods prior to the Distribution are insured through a wholly owned insurance subsidiary of Columbia/HCA and excess loss policies maintained by Columbia/HCA. Columbia/HCA has agreed to indemnify LifePoint in respect of claims covered by such insurance policies and workers compensation claims arising prior to the Distribution. See "-- Arrangements Relating to the Distribution -- Insurance Allocation and Administration Agreement" for a more detailed discussion of such arrangements.

     The Company purchases insurance for its professional and general liability risks incurred after the Distribution, subject to a substantial deductible, for which a reserve is recorded on the balance sheets of LifePoint. There can be no assurance that the cash flow of LifePoint will be adequate to provide for professional and general liability claims in the future. Columbia/HCA has indemnified LifePoint for professional and general liability claims incurred prior to the Distribution. See "-- Arrangements Relating to the Distribution -- Allocation of Financial Responsibility."

ARRANGEMENTS RELATING TO THE DISTRIBUTION

     General. Immediately prior to the Distribution, LifePoint was a wholly owned subsidiary of Columbia/HCA and, until the Distribution, the results of operations of the assets and entities that constitute LifePoint were included in Columbia/HCA's consolidated financial statements. Columbia/HCA no longer has any ownership interest in LifePoint, although certain Columbia/HCA benefit plans received shares of LifePoint in the Distribution.

     Immediately prior to the Distribution, Columbia/HCA and LifePoint entered into certain agreements to define their ongoing relationships after the Distribution and to allocate tax, employee benefits and certain other liabilities and obligations arising from periods prior to the Distribution Date. A copy of each of these agreements has previously been filed with the Securities and Exchange Commission (the "Commission") by LifePoint, and each agreement is incorporated by reference to this report. The following descriptions include a summary of the material terms of these agreements but do not purport to be complete and are qualified in their entirety by reference to the complete text of the agreements.

     Distribution Agreement. Columbia/HCA, LifePoint and Triad entered into the Distribution Agreement which provided for, among other things, certain corporate transactions required to effect the Distribution and other arrangements among Columbia/HCA, LifePoint and Triad subsequent to the Distribution.

     Transfers of Assets to LifePoint. Pursuant to the Distribution Agreement, Columbia/HCA transferred all of its right, title and interest in the assets constituting the America Group business to LifePoint. All assets were transferred without any representation or warranty, on an "as is-where is" basis and the relevant transferee assumed the risk that any necessary consent to transfer was not obtained.

     Allocation of Financial Responsibility. The Distribution Agreement provided for, among other things, assumptions of liabilities and cross-indemnities designed to allocate, effective as of the Distribution Date, financial responsibility for the liabilities arising out of or in connection with the assets and entities that constitute LifePoint and its subsidiaries, including liabilities arising in respect of the transfer of such assets and entities to LifePoint, subject to limited exceptions, to LifePoint.

     Pursuant to the Distribution Agreement, Columbia/HCA agreed to indemnify LifePoint for any losses which it may incur arising from the pending governmental investigations of certain of Columbia/HCA's business practices. Columbia/HCA also agreed to indemnify LifePoint for any losses which it may incur arising from stockholder actions and other legal proceedings related to the governmental investigations which are currently pending against Columbia/HCA, and from proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the Distribution Date and relate to the pending proceedings. Columbia/HCA has also agreed that, in the event that any hospital owned by LifePoint is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make a cash payment to LifePoint in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the Distribution Agreement less the net proceeds of the sale or other disposition of the excluded hospital. LifePoint has agreed that, in connection with the government investigations described above, it will participate with Columbia/HCA in negotiating one or more compliance agreements setting forth its agreement to comply with applicable laws and regulations. Columbia/HCA will not indemnify LifePoint for losses relating to any acts, practices and omissions engaged in by LifePoint after the Distribution Date, whether or not LifePoint is indemnified for similar acts, practices and omissions occurring prior to the Distribution Date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk
Factors -- Potential Adverse Impact of Columbia/HCA Investigations and Litigation" and "Legal Proceedings -- Governmental Investigation of Columbia/HCA and Related Litigation."

     Prior to the Distribution, Columbia/HCA, through its wholly owned insurance subsidiary and through third party carriers, maintained insurance for the business of LifePoint. The Distribution Agreement provides that Columbia/HCA also will be solely responsible for:

          - claims against LifePoint covered by an insurance policy maintained by Columbia/HCA, without regard to deductible amounts, coinsurance amounts and policy limits, which are based upon facts and circumstances occurring prior to the Distribution Date; and

          - workers' compensation claims against LifePoint if the underlying injury or condition was incurred before the Distribution.

     Government Programs. LifePoint is responsible for the Medicare, Medicaid and Blue Cross cost reports, and associated receivables and payables, for its facilities for all periods ending after the Distribution Date. Columbia/HCA agreed to indemnify LifePoint with respect to the Medicare, Medicaid and Blue Cross cost reports, and associated receivables and payables, for the LifePoint facilities relating to periods ending on or prior to the Distribution Date. LifePoint is responsible for its own cost report functions after the Distribution Date, as well as for any terminating cost reports required to be filed in respect of the Distribution.

     Other Matters. Each of Columbia/HCA, LifePoint and Triad generally agreed to provide to the other parties reasonable access to certain corporate records and information reasonably requested by another party. Each of Columbia/HCA, LifePoint and Triad is generally required to maintain the confidentiality of confidential information it possesses regarding another party. The parties will endeavor to resolve any disputes which may arise through discussion among senior management of the affected parties. If such discussions do not succeed in resolving a disputed matter, the parties retain the right to commence a legal action.

     The Distribution Agreement also provides that, generally, the costs and expenses incurred through the Distribution Date in connection with the Distribution were properly allocable to, and were paid by, Columbia/HCA. Except as set forth in the Distribution Agreement or any related agreement, each party bears its own costs and expenses after the Distribution.

     Tax Sharing and Indemnification Agreement. Columbia/HCA, LifePoint and Triad entered into a tax sharing and indemnification agreement, which allocated tax liabilities among Columbia/HCA, LifePoint and

Triad and addresses certain other tax matters such as responsibility for filing tax returns, control of and cooperation in tax litigation, and qualification of the Distribution as a tax-free transaction. Generally, Columbia/HCA is responsible for taxes that are allocable to periods prior to the Distribution Date, and each of Columbia/HCA and LifePoint are responsible for its own tax liabilities, including its allocable share of taxes shown on any consolidated, combined or other tax return filed by Columbia/HCA, for periods after the Distribution Date. The tax sharing and indemnification agreement prohibits LifePoint from taking actions that could jeopardize the tax treatment of either the Distribution or the internal restructuring that preceded the Distribution, and requires LifePoint and Triad to indemnify each other and Columbia/HCA for any taxes or other losses that result from any such actions. In connection with preserving the tax treatment of the Distribution and the internal restructuring that preceded the Distribution, LifePoint agreed to take such actions as Columbia/HCA may request and made certain covenants including covenants that, for a period of three years following the Distribution, it generally will not authorize, undertake or facilitate any of the following absent the consent of Columbia/HCA:

          (1) an issuance of additional stock or other equity instrument,

          (2) any merger, dissolution, consolidation, redemption or complete or partial liquidation,

          (3) a transfer or disposition of assets, other than the disposition of certain assets that have been identified for divestiture, or

          (4) a recapitalization or other change in capital structure.

     Benefits and Employment Matters Agreement. Columbia/HCA, LifePoint and Triad entered into a benefits and employment matters agreement, which allocated responsibilities for employee compensation, benefits, labor, benefit plan administration and certain other employment matters on and after the Distribution Date.

     General Allocation. LifePoint assumed responsibility as employer in respect of its employees from and after the Distribution Date. Subject to specific exceptions, Columbia/HCA retained the liabilities in respect of former employees associated with the facilities and operations of LifePoint who terminated employment on or prior to the Distribution Date. Benefit plans established by LifePoint generally recognize past service with Columbia/HCA.

     Defined Contribution and Welfare Benefit Plans. The benefits and employment matters agreement required LifePoint to adopt a new defined contribution plan for its employees, as well as for the former employees associated with its facilities and operations. Generally, assets of the Columbia/HCA money purchase pension, stock bonus and salary deferral plans that were attributable to current and former employees of LifePoint were transferred, effective immediately prior to the Distribution Date, to the new plan, and LifePoint thereafter provides benefits under its plan to its current and former employees. Except for such transferred assets, Columbia/HCA retained sole responsibility for all liabilities and obligations under the existing Columbia/HCA defined contribution plans.

     LifePoint adopted welfare benefit plans for its employees that are substantially identical to the benefit plans of Columbia/HCA. Generally, Columbia/HCA is responsible for all liabilities and obligations relating to claims incurred or premiums owed in respect of welfare plans for periods prior to the Distribution Date and LifePoint assumed such responsibility for periods thereafter with respect to its current or former employees.

     Columbia/HCA provided certain administrative services through May 31, 1999 in respect of LifePoint welfare plans. LifePoint agreed to indemnify Columbia/HCA and its agents in respect of the services performed for such plans, so long as Columbia/HCA and its agents shall have acted in good faith in performing such services.

     The LifePoint Employee Stock Ownership Plan ("ESOP"). In connection with the Distribution, LifePoint established an ESOP. On June 10, 1999, the LifePoint ESOP purchased, at fair market value, 2,796,719 newly issued shares of LifePoint Common Stock. The purchase was financed primarily by issuing a promissory note to LifePoint. The loan will be amortized over a period of not more than 10 years.

     Treatment of Columbia/HCA Common Stock Options. Pursuant to the benefits and employment matters agreement, LifePoint established a new stock option plan, and adjusted outstanding Columbia/HCA Common Stock options to reflect the Distribution. The nature of the adjustment depended on the type of option, as follows:

          - Incentive Stock Options: The option spread, whether positive or negative, at the Distribution Date with respect to each of the existing Columbia/HCA options intended to qualify as incentive stock options under Section 422 of the Code ("ISOs") was preserved by having each such ISO replaced entirely by an ISO issued by LifePoint.

          - Vested Nonqualified Stock Options: Except in the case of vested Columbia/HCA nonqualified stock options to acquire a small number of shares, the option spread, whether positive or negative, at the Distribution Date with respect to each of the existing vested Columbia/HCA nonqualified stock options was preserved by adjusting the exercise price of such Columbia/HCA options and having LifePoint issue additional vested nonqualified stock options. Similar adjustments were made with respect to vested Columbia/HCA nonqualified stock options held by non-employee directors. In the case of vested Columbia/HCA nonqualified stock options to acquire a small number of shares, such Columbia/HCA options were adjusted in a manner that preserved the pre-Distribution value of such Columbia/HCA options.

          - Non-Vested Nonqualified Stock Options: Non-vested nonqualified options to acquire LifePoint stock were issued to certain employees of Columbia/HCA.

     Insurance Allocation and Administration Agreement. Columbia/HCA has maintained various insurance policies for the benefit of the America Group Division. Substantially all losses in periods prior to the Distribution are insured through a wholly owned insurance subsidiary of Columbia/HCA and excess loss policies maintained by Columbia/HCA. In connection with the Distribution, Columbia/HCA and LifePoint entered into an insurance allocation and administration agreement to provide for their continuing rights and obligations in respect of such insurance after the Distribution Date and to define their relationship regarding the insurance on their respective properties.

     The insurance allocation and administration agreement provides that any claims against insurers outstanding on the Distribution Date will be for the benefit of the party who will own the asset which is the basis for the claim, or, in the case of a liability claim, which is the owner of the facility at which the activity which is the subject of the claim occurred. Columbia/HCA agreed to pay to LifePoint any portion of such a claim that is unpaid by an insurer to satisfy deductible, co-insurance or self-insurance amounts, unless such amounts were paid to or accounted for by the affected entity prior to the Distribution Date. Columbia/HCA and LifePoint agreed to do all things necessary to ensure that all of the insurance policies which provide coverage to LifePoint remain available after the Distribution Date to the same extent they were available prior to the Distribution Date. Any retroactive rate adjustments for periods ending on or before the Distribution Date in respect of such insurance policies will be paid or received by Columbia/HCA.

     Columbia/HCA and LifePoint have cooperated with each other in the purchase of insurance coverage for periods after the Distribution Date, although each retains the right to obtain separate insurance under certain circumstances. LifePoint has purchased continuous coverage under extensions or renewals of policies issued by Health Care Indemnity, Inc., a subsidiary of Columbia/HCA.

     Columbia/HCA agreed to defend any claim made against two or more of the parties, if indemnification for the claim is available to LifePoint under the Distribution Agreement. If indemnification under the Distribution Agreement is not available and there is no other agreement or indemnification in respect of such claim, the parties to the claim will jointly defend the claim and will attempt to agree upon an appropriate allocation of liability, subject to arbitration in the event the parties disagree.

     Columbia/HCA, or an affiliate of Columbia/HCA, has continued to administer all claims under the insurance policies in effect prior to the Distribution Date and, for an interim period, has also administered claims under the new policies that cover periods after the Distribution Date.

     Computer and Data Processing Services Agreement. Columbia/HCA's wholly owned subsidiary Columbia Information Systems, Inc. entered into a computer and data processing services agreement with LifePoint. Pursuant to this agreement, Columbia Information Systems provides computer installation, support, training, maintenance, data processing and other related services to LifePoint. The initial term of the agreement is seven years, which will be followed by a wind-down period of up to one year. Columbia Information Systems charges fees to LifePoint for services provided under this agreement that are market competitive based on Columbia Information Systems's costs incurred in providing such services. In the event the agreement is terminated by LifePoint, it will be required to pay a termination fee equal to the first month's billed fees, multiplied by the remaining number of months in the agreement.

     Transitional Services Agreement. Columbia/HCA entered into a transitional services agreement with LifePoint. Pursuant to this agreement, Columbia/HCA may furnish various administrative services to LifePoint. These services include support in various aspects of payroll processing and tax reporting for employees of LifePoint, real estate design and construction management, and legal, human resources, insurance and accounting matters. The agreement will terminate on December 31, 2000, but may be terminated by LifePoint as to specific services before December 31, 2000. LifePoint pays fees to Columbia/ HCA for services provided in amounts equal to Columbia/HCA's costs incurred in providing such services.

     Other Agreements. Columbia/HCA entered into agreements with LifePoint whereby Columbia/HCA shares telecommunications services with LifePoint under Columbia/HCA's agreements with its telecommunications services provider and whereby Columbia/HCA makes certain account collection services available to LifePoint. LifePoint also participates, along with Columbia/HCA, in a group purchasing organization which makes certain national supply and equipment contracts available to its facilities. Pursuant to a Year 2000 professional services agreement Columbia/HCA inspected medical equipment at each of LifePoint's hospitals to assure Year 2000 compliance. Under such agreement, LifePoint remains solely responsible for any lack of Year 2000 compliance. The agreement terminates on June 30, 2000.

     The business of LifePoint is subject to various risks and uncertainties, including those described in Item 7 of this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

ITEM 2.  PROPERTIES

     Information with respect to the Company's hospital facilities and other properties can be found in Item 1 of this report under the caption, "Business -- Properties."

ITEM 3.  LEGAL PROCEEDINGS

     General. The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts, for wrongful restriction of or interference with physicians' staff privileges and employment related claims. In certain of these actions, plaintiffs request punitive or other damages against the Company that may not be covered by insurance. The Company is currently not a party to any proceeding which, in management's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations.

     Governmental Investigation of Columbia/HCA and Related Litigation. Based upon its review of public filings and statements made by Columbia/HCA, LifePoint's management understands that Columbia/HCA and its subsidiaries are subject to various claims, suits and investigations for periods prior to the Distribution Date and that Columbia/HCA may be, either currently or in the future, subject to various claims, suits or investigations for periods after the Distribution Date. Any discussion contained in this report regarding such matters is based solely upon such public filings and statements.

     In March 1997, various facilities of Columbia/HCA's El Paso, Texas operations were searched by federal authorities pursuant to search warrants, and government agents removed various records and documents. In February 1998, an additional warrant was executed and a single computer was seized.

     In July 1997, various Columbia/HCA affiliated facilities and offices were searched pursuant to search warrants. During July, September and November 1997, Columbia/HCA also was served with subpoenas requesting records and documents related to laboratory billing and DRG coding in various states and home health operations in various jurisdictions, including, but not limited to, Florida. In January 1998, Columbia/ HCA received a subpoena which requested records and documents relating to physician relationships. In June 1999, Columbia/HCA received a subpoena seeking records related to home health operations. In March 2000, Columbia/HCA received a subpoena that requested records relating to wound care centers.

     The United States District Court for the Middle District of Florida, in Fort Myers, issued an indictment against three employees of a subsidiary of Columbia/HCA in July 1997. The indictment related to the alleged false characterization of interest payments on certain debt resulting in Medicare and TRICARE (formerly CHAMPUS) overpayments since 1986 to Columbia Fawcett Memorial Hospital, a Port Charlotte, Florida hospital that was acquired by Columbia/HCA in 1992. Columbia/HCA was served with subpoenas for various records and documents. In July 1998, a fourth employee of a subsidiary of Columbia/HCA was indicted by a superseding indictment. According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and TRICARE cost reports for the years 1992 and 1993 and on a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted on all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee and the government executed an agreement to defer prosecution for 18 months after which charges will be dismissed. The two convicted employees were sentenced in December 1999 and both have appealed to the 11th Circuit.

     Several hospital facilities affiliated with Columbia/HCA in various states have received individual federal and/or state government inquiries, both informal and formal, requesting information related to reimbursement from government programs. Management of LifePoint understands that Columbia/HCA is cooperating in these investigations and that Columbia/HCA understands, through written notice and other means, that it is a target in these investigations. Columbia/HCA may be subject to additional subpoenas and other investigative and prosecutorial activity in these and other jurisdictions in the future.

     Columbia/HCA also is the subject of a formal order of investigation by the Commission. Columbia/HCA understands that the investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws.

     Columbia/HCA is a defendant in several qui tam actions, or actions under state statutes which are brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. sec. 3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The government has intervened in six unsealed qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which Columbia/HCA is unaware.

     Since April 1997, numerous federal securities class action and derivative lawsuits have been brought against Columbia/HCA and a number of its current and former directors, officers and employees. On October 10, 1997, all of the securities class action claims were consolidated into a single-captioned case which seeks the certification of a class of persons or entities who acquired Columbia/HCA's Common Stock from April 9, 1994 to September 9, 1997. The lawsuit alleges, among other things, that the defendants committed violations of the federal securities laws by materially inflating Columbia/HCA's revenues and earnings through a number of practices, including upcoding, maintaining reserve cost reports, disseminating false and misleading statements, cost shifting, illegal reimbursements, improper billing, unbundling and violating various Medicare laws. The lawsuit seeks compensatory damages, costs and expenses.

     On October 10, 1997, all derivative law claims filed in federal court were consolidated into a single-captioned case. The lawsuit alleges, among other things, derivative claims against the individual defendants that they intentionally or negligently breached their fiduciary duties to Columbia/HCA by authorizing, permitting or failing to prevent Columbia/HCA from engaging in various schemes to improperly increase revenue, upcoding, improper cost reporting, improper referrals, improper acquisition practices and overbilling. In addition, the lawsuit asserts a derivative claim against some of the individual defendants for breaching their fiduciary duties by engaging in insider trading. The lawsuit seeks restitution, damages, recoupment of fines or penalties paid by Columbia/HCA, restitution and pre-judgment interest against the alleged insider trading defendants, and costs and disbursements. In addition, the lawsuit seeks orders prohibiting Columbia/HCA from paying individual defendants employment benefits, terminating all improper business relationships with individual defendants, and requiring Columbia/HCA to implement effective corporate governance and internal control mechanisms designed to monitor compliance with federal and state laws and ensure reports to the Board of material violations of law.

     Several derivative actions have been filed in state court by certain purported stockholders of Columbia/ HCA against certain of Columbia/HCA's current and former officers and directors alleging breach of fiduciary duty and failure to take reasonable steps to ensure that Columbia/HCA did not engage in illegal practices which exposed Columbia/HCA to significant damages.

     Columbia/HCA and/or certain of its current and/or former officers and/or directors are defendants in a number of federal and state court actions filed by patients and/or payers, alleging, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law, and also are defendants in certain general liability and other claims. Certain of the lawsuits have been conditionally certified as class actions and others are purported class actions.

     It is too early to predict the effect or outcome of any of the ongoing investigations or qui tam, stockholder derivative and class action lawsuits, or whether any additional investigations or litigation will be commenced. If Columbia/HCA is found to have violated federal or state laws relating to Medicare, Medicaid or similar programs, then Columbia/HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts in question in the qui tam, stockholder derivative and class action lawsuits are substantial and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such lawsuits. Any such sanctions or losses could have a material adverse effect on Columbia/HCA's financial position and results of operations.

     In general, management understands that the investigations, actions and claims described above relate to Columbia/HCA and its subsidiaries, including subsidiaries that, prior to the Distribution Date, owned the facilities now owned by the Company. Pursuant to the Distribution Agreement entered into by and among Columbia/HCA, LifePoint and Triad, Columbia/HCA has agreed to indemnify LifePoint in respect of any losses which it may incur as a result of the proceedings described above. Columbia/HCA has also agreed to indemnify LifePoint in respect of any losses which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the Distribution Date and relate to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by LifePoint is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, Columbia/HCA will make a cash payment to LifePoint in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, minority interests and income taxes, as set forth on a schedule to the Distribution Agreement, less the net proceeds of the sale or other disposition of the excluded hospital. LifePoint has agreed that, in connection with the government investigations described above, it will participate with Columbia/HCA in negotiating one or more compliance agreements setting forth each of their agreements to comply with applicable laws and regulations. See "Business -- Arrangements Relating to the Distribution" for a more detailed discussion of such arrangement. If any of such indemnified matters were successfully asserted against LifePoint, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of LifePoint. Columbia/HCA has not indemnified LifePoint for losses relating to any acts, practices and omissions engaged in by LifePoint after the Distribution Date, whether or not LifePoint is indemnified for similar acts, practices and omissions occurring prior to the Distribution Date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders during the fourth quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market ("Nasdaq") under the symbol "LPNT." The Company's Common Stock began publicly trading on May 11, 1999. From May 11, 1999 through December 31, 1999, the high and low sales prices for the Company's Common Stock as reported by Nasdaq, were as follows:

                                                               HIGH      LOW
1999                                                          ------    -----
Second Quarter (beginning May 11, 1999).....................  $17.50    $9.13
Third Quarter...............................................   14.38     6.88
Fourth Quarter..............................................   12.63     7.69

     On March 17, 2000 the last reported sale price of the Common Stock was $15.50 per share. As of March 17, 2000 there were approximately 11,865 holders of record of the Company's Common Stock.

     Since its formation, the Company has not declared or paid dividends on its Common Stock. The Company expects that future earnings will be retained to finance the growth and development of the Company's business and, accordingly, does not intend to declare or pay any dividends on the Common Stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will be subject to the discretion of the Company's Board of Directors and will depend upon the future earnings, results of operations, financial condition and capital requirements of the Company, among other factors. Under Delaware law, the Company is prohibited from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Company's credit facilities impose restrictions on the ability of the Company to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected historical financial data of the Company for each of the years in the five year period ended December 31, 1999. The selected financial data at December 31, 1996 and 1995 and for the year ended December 31, 1995 has been derived from unaudited financial statements. The table should be read in conjunction with the Company's Consolidated Financial Statements and related notes included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                             YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                  1999     1998(J)      1997      1996      1995
                                                --------   --------   --------   -------   -------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS:
Revenues......................................  $  515.2   $  498.4   $  487.6   $ 464.0   $ 395.8
Salaries and benefits.........................     217.4      220.8      196.6     175.2     158.1
Supplies......................................      64.2       62.0       55.0      50.9      48.8
Other operating expenses......................     117.3      117.2      119.5      99.3      83.3
Provision for doubtful accounts...............      38.2       41.6       34.5      28.0      23.2
Depreciation and amortization.................      31.4       28.3       27.4      23.5      20.3
Interest expense..............................      23.4       19.1       15.4      14.1      11.3
Management fees...............................       3.2        8.9        8.2       6.2       8.1
ESOP expense..................................       2.9         --         --        --        --
Impairment of long-lived assets...............      25.4       26.1         --        --        --
                                                --------   --------   --------   -------   -------
                                                   523.4      524.0      456.6     397.2     353.1
                                                --------   --------   --------   -------   -------
Income (loss) from continuing operations
  before minority interests and income
  taxes.......................................      (8.2)     (25.6)      31.0      66.8      42.7
Minority interests in earnings of consolidated
  entities....................................       1.9        1.9        2.2       1.2        --
                                                --------   --------   --------   -------   -------
Income (loss) from continuing operations
  before income taxes.........................     (10.1)     (27.5)      28.8      65.6      42.7
Provision (benefit) for income taxes..........      (2.7)      (9.8)      11.7      26.3      17.1
                                                --------   --------   --------   -------   -------
Income (loss) from continuing operations(a)...  $   (7.4)  $  (17.7)  $   17.1   $  39.3   $  25.6
                                                ========   ========   ========   =======   =======
       Net income (loss)(a)...................  $   (7.4)  $  (21.8)  $   12.5   $  41.2   $  27.4
                                                ========   ========   ========   =======   =======
Basic earnings (loss) per share:
  Income (loss) from continuing
     operations(a)............................  $  (0.24)  $  (0.59)  $   0.57   $  1.31   $  0.85
  Net income (loss)(a)........................  $  (0.24)  $  (0.73)  $   0.41   $  1.37   $  0.91
  Shares used in computing basic earnings
     (loss) per share (in millions)...........      30.5       30.0       30.0      30.0      30.0
Diluted earnings (loss) per share:
  Income (loss) from continuing
     operations(a)............................  $  (0.24)  $  (0.59)  $   0.57   $  1.30   $  0.84
  Net income (loss)(a)........................  $  (0.24)  $  (0.73)  $   0.41   $  1.36   $  0.90
  Shares used in computing diluted earnings
     (loss) per share (in millions)...........      30.5       30.0       30.2      30.3      30.4
FINANCIAL POSITION:
Assets........................................  $  420.4   $  355.0   $  397.9   $ 376.0   $ 324.5
Long-term debt, including amounts due within
  one year....................................     260.2        0.6        1.6       1.6       2.1
Intercompany balances payable to
  Columbia/HCA................................        --      167.6      182.5     176.3     181.3
Working capital...............................      42.2       26.9       41.1      39.0      24.4
Capital expenditures..........................      64.8       29.3       51.8      53.4      28.6

                                                             YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                  1999     1998(J)      1997      1996      1995
                                                --------   --------   --------   -------   -------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
OTHER OPERATING DATA:
  EBITDA(b)...................................  $   78.1   $   56.8   $   82.0   $ 110.6   $  82.4
  Number of hospitals at end of period........        23         23         22        22        20
  Number of licensed beds at end of
     period(c)................................     2,169      2,169      2,080     2,074     1,881
  Weighted average licensed beds(d)...........     2,169      2,127      2,078     2,060     1,862
  Admissions(e)...............................    64,237     62,269     60,487    59,381    54,549
  Equivalent admissions(f)....................   114,599    110,029    105,126    98,869    88,915
  Average length of stay (days)(g)............       4.2        4.4        4.4       4.7       4.8
  Average daily census(h).....................       739        742        733       755       713
  Occupancy rate(i)...........................        34%        35%        35%       37%       38%

---------------

(a) Includes charges related to impairment of long-lived assets of $25.4 million ($16.2 million after-tax) and $26.1 million ($15.9 million after-tax) for the years ended December 31, 1999 and 1998, respectively.
(b) EBITDA is defined as income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, ESOP expense, minority interests in earnings of consolidated entities and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(c) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d) Represents the average number of licensed beds weighted based on periods owned.
(e) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(f) Equivalent admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions is computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(g) Represents the average number of days admitted patients stay in the Company's hospitals. Average length of stay has declined as a result of the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(h) Represents the average number of patients in the Company's hospital beds each day.
(i) Represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms. The declining occupancy rate is primarily attributed to the trend toward more services, that were previously performed in an inpatient setting, being performed on an outpatient basis and the decline in average length of stay per admission.
(j) Certain prior year amounts have been restated to conform to current year definitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read together with the historical financial statements of LifePoint included elsewhere herein and the notes thereto and the information set forth under "Selected Consolidated Financial Data" and the notes thereto.

     A discussion and analysis of financial condition and results of operations of Holdings has not been provided as management believes that this information would not enhance the quality of the information provided nor enhance an assessment of the financial condition and results of operations of LifePoint's business as a whole. LifePoint has limited independent operations and net assets other than through its ownership of Holdings and indirect ownership of Holdings' subsidiaries. For more information regarding Holdings, please see the related financial statements and accompanying notes appearing elsewhere herein.

OVERVIEW

     On May 11, 1999, Columbia/HCA completed the Distribution. A description of the Distribution and certain transactions with Columbia/HCA is included in Note 2 of the Notes to the Consolidated Financial Statements included elsewhere in this report.

     At December 31, 1999, the Company was comprised of 23 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Georgia, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming.

FORWARD-LOOKING STATEMENTS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the Company's future financial condition and results. These factors include, but are not limited to, (i) the highly competitive nature of the health care business, (ii) the efforts of insurers, health care providers and others to contain health care costs, (iii) possible changes in the Medicare program that may further limit reimbursements to health care providers and insurers, (iv) changes in federal, state or local regulation affecting the health care industry, (v) the possible enactment of federal or state health care reform, (vi) the ability to attract and retain qualified management and personnel, including physicians, (vii) liabilities and other claims asserted against the Company, including without limitation, liabilities for which the Company may be indemnified by Columbia/HCA, (viii) fluctuations in the market value of the Company's Common Stock, (ix) changes in accounting practices, (x) changes in general economic conditions, and (xi) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONTINGENCIES

     Columbia/HCA is currently the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. Management of LifePoint understands that Columbia/HCA is cooperating in these investigations and that Columbia/HCA understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is the subject of a formal order of investigation by the Commission. The Commission investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the federal securities laws. According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and TRICARE cost reports for the years 1992 and 1993 and on the Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted on all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee and the government executed an agreement to defer prosecution for 18 months after which charges will be dismissed. The two convicted employees were sentenced in December 1999 and both have appealed to the 11th Circuit.

     Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act by submitting improper claims to the government for reimbursement. The lawsuits generally seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The government has intervened in six unsealed qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

     Columbia/HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions.

     It is too early to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigations will be commenced. If Columbia/HCA is found to have violated federal or state laws relating to Medicare, Medicaid or similar programs, Columbia/HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts in question in the qui tam and other actions are substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such actions. In addition, a number of derivative actions have been brought by purported stockholders of Columbia/HCA against certain current and former officers and directors of Columbia/HCA alleging breach of fiduciary duty and failure to take reasonable steps to ensure that Columbia/HCA did not engage in illegal practices.

     Management believes that the ongoing governmental investigations and related media coverage may have had a negative effect on Columbia/HCA's results of operations (which include the Company for the periods prior to the Distribution Date which are presented herein). The extent to which the Company may or may not continue to be affected after the Distribution by the ongoing investigations of Columbia/HCA, the initiation of additional investigations, if any, and the related media coverage cannot be predicted. It is possible that these matters could have a material adverse effect on the financial condition or results of operations of the Company in future periods.

     In connection with the Distribution, Columbia/HCA has agreed to indemnify the Company in respect of any losses which it may incur arising from the proceedings described above. Columbia/HCA has also agreed to indemnify the Company in respect of any losses, which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Distribution and relate to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by the Company as of the date of the Distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make cash payments to the Company based on amounts as defined in the Distribution Agreement by and among Columbia/HCA and the Company. The Company has agreed with Columbia/HCA that, in connection with the pending governmental investigations, it will negotiate with the government with respect to a compliance agreement setting forth the Company's agreement to comply with applicable laws and regulations. If any of such indemnified matters were successfully asserted against the Company, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of the Company. Columbia/HCA has not indemnified the

Company for losses relating to any acts, practices and omissions engaged in by the Company after the Distribution, whether or not the Company is indemnified for similar acts, practices and omissions occurring prior to the date of the Distribution.

RESULTS OF OPERATIONS

  Revenue/Volume Trends

     The Company has experienced an increase in revenues and volume growth during 1999 compared to prior year. However, the Company's revenue per equivalent admission decreased in 1999 compared to 1998. Management believes the decline in revenue per equivalent admission is primarily attributable to the impact of reductions in Medicare payments mandated by the Federal Balanced Budget Act of 1997 (the "Balanced Budget Act"), the increasing percentage of patient volume related to patients participating in managed care plans and the continuing trend toward the conversion of more services to an outpatient basis.

     The Company's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. The Company expects patient volumes from Medicare and Medicaid to continue to increase as a result of the general aging of the population and the expansion of state Medicaid programs. However, under the Balanced Budget Act, the Company's reimbursement from the Medicare and Medicaid programs was reduced in 1999 and 1998 and will be further reduced as some reductions in reimbursement levels are phased in over the next two to three years. The Company generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon prospective payment amounts regardless of the cost incurred, revenues, earnings and cash flows are being reduced. Admissions related to Medicare, Medicaid and managed care plan patients were 89.2% and 87.7% of total admissions for the years ended December 31, 1999 and 1998, respectively.

     The Company's revenues also continue to be adversely affected by the trend toward certain services being performed more frequently on an outpatient basis. Generally, the payments received for an outpatient procedure are less than for a similar procedure performed in an inpatient setting. The Company believes that further payment reductions could occur as a result of the implementation of a prospective payment system for Medicare outpatient services (pursuant to the Balanced Budget Act and scheduled for implementation in July 1, 2000). Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care.

     Reductions in Medicare and Medicaid reimbursement, the increasing percentage of the patient volume being related to patients participating in managed care plans and continuing trends toward more services being performed on an outpatient basis are expected to present ongoing challenges. The challenges presented by these trends are magnified by the Company's inability to control these trends and the associated risks. To maintain and improve its operating margins in future periods, the Company must, among other things, increase patient volumes while controlling the costs of providing services. If the Company is not able to achieve these improvements and the trend toward declining reimbursements and payments continues, results of operations and cash flow will deteriorate.

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

     As part of Columbia/HCA, the Company's facilities were included in managed care contracts negotiated by Columbia/HCA on a market-wide basis emphasizing large urban facilities. The Company's management believes that independence from Columbia/HCA has helped and will continue to help the Company negotiate contract terms that are generally more favorable for its facilities.

  Operating Results Summary

     The following are summaries of results from continuing operations for the years ended December 31, 1999, 1998 and 1997 (dollars in millions):

                                                            YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------------------
                                             1999                     1998                     1997
                                    ----------------------   ----------------------   ----------------------
                                    AMOUNT   % OF REVENUES   AMOUNT   % OF REVENUES   AMOUNT   % OF REVENUES
                                    ------   -------------   ------   -------------   ------   -------------
Revenues..........................  $515.2       100.0%      $498.4       100.0%      $487.6       100.0%
Salaries and benefits.............   217.4        42.2        220.8        44.3        196.6        40.3
Supplies..........................    64.2        12.5         62.0        12.4         55.0        11.3
Other operating expenses..........   117.3        22.7        117.2        23.5        119.5        24.5
Provision for doubtful accounts...    38.2         7.4         41.6         8.4         34.5         7.1
Depreciation and amortization.....    31.4         6.2         28.3         5.7         27.4         5.6
Interest expense..................    23.4         4.5         19.1         3.8         15.4         3.2
Management fees...................     3.2         0.6          8.9         1.8          8.2         1.7
ESOP expense......................     2.9         0.6           --          --           --          --
Impairment of long-lived assets...    25.4         4.9         26.1         5.2           --          --
                                    ------      ------       ------      ------       ------      ------
                                     523.4       101.6        524.0       105.1        456.6        93.7
                                    ------      ------       ------      ------       ------      ------
Income (loss) from continuing
  operations before minority
  interests and income taxes......    (8.2)       (1.6)       (25.6)       (5.1)        31.0         6.3
Minority interests in earnings of
  consolidated entities...........     1.9         0.4          1.9         0.4          2.2         0.4
                                    ------      ------       ------      ------       ------      ------
Income (loss) from continuing
  operations before income
  taxes...........................   (10.1)       (2.0)       (27.5)       (5.5)        28.8         5.9
Provision (benefit) for income
  taxes...........................    (2.7)       (0.6)        (9.8)       (2.0)        11.7         2.4
                                    ------      ------       ------      ------       ------      ------
Income (loss) from continuing
  operations......................  $ (7.4)       (1.4)      $(17.7)       (3.5)      $ 17.1         3.5
                                    ======      ======       ======      ======       ======      ======
% changes from prior year:
  Revenues........................     3.4%                     2.2%
  Income (loss) from continuing
     operations before income
     taxes........................    63.1                   (195.4)
  Income (loss) from continuing
     operations...................    58.4                   (204.0)
  Admissions(a)...................     3.2                      2.9
  Equivalent admissions(b)........     4.2                      4.7
  Revenues per equivalent
     admission....................    (0.8)                    (2.3)
Same facility % changes from prior
  year(c):
  Revenues........................     3.4                     (1.8)
  Admissions(a)...................     3.2                     (0.8)
  Equivalent admissions(b)........     4.2                      0.2
  Revenues per equivalent
     admission....................    (0.8)                    (2.0)

---------------

(a) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(b) Equivalent admissions are used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(c) "Same facility" information excludes the operations of hospitals and their related facilities which were either acquired, consolidated or divested during the current and prior year. The facilities that the Company intends to divest will continue to be included in "same facility" until the date they are divested.

  For the Years Ended December 31, 1999 and 1998

     Revenues increased 3.4% to $515.2 million for the year ended December 31, 1999 compared to $498.4 million for the year ended December 31, 1998 primarily as a result of increases in the volume of patients treated at the Company's facilities. Inpatient admissions increased 3.2% and equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 4.2% for the year ended December 31, 1999 compared to the year ended December 31, 1998. Revenues per equivalent admission decreased 0.8% for the year ended December 31, 1999 compared to the prior year. The decline in revenues per equivalent admission resulted from several factors, including decreases in Medicare reimbursement rates mandated by the Balanced Budget Act which became effective October 1, 1997 (such rates lowered revenues by approximately $10.1 million for the year ended December 31, 1999 compared to periods prior to the effective date of the Balanced Budget Act), and continued increases in the number of managed care payers (managed care as a percentage of total admissions increased to 20.2% for the year ended December 31, 1999 compared to 18.6% for the year ended December 31, 1998). In addition, favorable cost report adjustments of $0.7 million were recorded during the year ended December 31, 1999 compared to $1.2 million recorded during the year ended December 31, 1998.

     Salaries and benefits decreased as a percentage of revenues to 42.2% for the year ended December 31, 1999 from 44.3% for the year ended December 31, 1998 primarily as a result of improvements in labor productivity. Man-hours per equivalent admission decreased 9.2% over the prior year.

     Supply costs increased slightly to 12.5% as a percentage of revenues for the year ended December 31, 1999 from 12.4% for the year ended December 31, 1998.

     Other operating expenses decreased as a percentage of revenues to 22.7% for the year ended December 31, 1999 from 23.5% for the year ended December 31, 1998. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily due to decreases in professional fees and contract services.

     Provision for doubtful accounts decreased as a percentage of revenues to 7.4% for the year ended December 31, 1999 from 8.4% for the year ended December 31, 1998. In fiscal year 1998, a majority of the Company's facilities were undergoing computer information system conversions (including patient accounting) which hampered the business office billing functions. As a result, accounts were not billed timely and the Company's allowance for bad debt increased in 1998. During 1999, the Company began to recover from the conversions and focus more on collections of accounts receivable.

     Depreciation and amortization expense increased to $31.4 million for the year ended December 31, 1999 from $28.3 million for the year ended December 31, 1998 primarily due to increased capital expenditures related to computer information system conversions. The majority of the Company's facilities began depreciating the systems in the fourth quarter of 1998.

     Interest expense increased to $23.4 million for the year ended December 31, 1999 from $19.1 million for the year ended December 31, 1998. This increase is primarily due to the interest expense incurred on the debt obligations assumed from Columbia/HCA in connection with the Distribution. See Note 8 of the Notes to the Consolidated Financial Statements included elsewhere in this report. For the year ended December 31, 1998, interest expense was primarily represented by interest incurred on the net intercompany balance with Columbia/HCA; however, upon the Distribution, the intercompany amounts payable by the Company to Columbia/HCA were eliminated.

     Management fees allocated by Columbia/HCA were $3.2 million for the year ended December 31, 1999 and $8.9 million for the year ended December 31, 1998. These amounts represented allocations, using revenues as the allocation basis, of the corporate, general and administrative expenses of Columbia/HCA; however, Columbia/HCA stopped allocating management fees to the Company after the Distribution. The elimination of management fee allocations by Columbia/HCA was offset by increases in salaries, supplies and other operating costs related to the establishment and operation of the Company's corporate office during 1999.

     During the fourth quarter of 1998, the Company decided to sell three hospital facilities that were identified as not compatible with the Company's operating plans based upon management's review of all facilities and giving consideration to current and expected market conditions and the current and expected capital needs in each market. At December 31, 1998, the carrying value before the impairment charge of the long-lived assets related to these hospital facilities was approximately $47.0 million. The carrying value was reduced to fair value, based on estimates of selling values at that time, for a total non-cash charge of $24.8 million. During the fourth quarter of 1999, the Company recorded an additional non-cash charge of $25.4 million (comprised of $22.4 million in further impairment charges for these facilities and $3.0 million in anticipated selling/closing costs). The remaining carrying value of the long-lived assets related to these hospital facilities was written down based on revised selling values. Severance costs, if any, will be expensed when incurred at a later date. One of these three hospital facilities held for sale was sold subsequent to December 31, 1999. See Note 16 of the Notes to the Consolidated Financial Statements included elsewhere in this report. For the years ended December 31, 1999, 1998 and 1997, respectively, these facilities to be divested had net revenues of approximately $42.6 million, $48.0 million and $50.6 million and incurred income (loss) from continuing operations before income taxes (benefit) and the asset impairment charges of approximately $(3.8) million, $(2.9) million and $0.7 million.

     The Company recorded, during the third quarter of 1998, an impairment loss of approximately $1.3 million related to the write-off of intangibles and other long-lived assets of certain physician practices where the recorded asset values were not deemed to be fully recoverable based upon the operating results trends and projected future cash flows. These assets being held and used are now recorded at estimated fair value based upon discounted, estimated future cash flows.

     The impairment charges did not have a significant impact on the Company's cash flows and are not expected to significantly impact cash flows for future periods. As a result of the write-downs, depreciation and amortization expense related to these assets will decrease in future periods. In the aggregate, the net effect of the change in depreciation and amortization expense is not expected to have a material effect on operating results for future periods.

     ESOP expense of $2.9 million during 1999 relates to the newly established Employee Stock Ownership Plan discussed in Note 9 of the Notes to the Consolidated Financial Statements included elsewhere in this report.

     Minority interests in earnings of consolidated entities remained unchanged as a percentage of revenues at 0.4% compared to the prior year.

     Loss from continuing operations before income taxes was $10.1 million for the year ended December 31, 1999 compared to a loss of $27.5 million for the year ended December 31, 1998 primarily due to increases in revenue and decreases in certain expenses as described above. The three facilities held for sale contributed significantly to the decline in results of operations. These facilities incurred losses from continuing operations before income tax benefit of approximately $3.8 million and $2.9 million for the years ended December 31, 1999 and 1998, respectively.

     Net loss was $7.4 million for the year ended December 31, 1999 compared to a loss of $21.8 million for the year ended December 31, 1998. The year ended December 31, 1998 included a $4.1 million after-tax loss from the Company's discontinued home health operations, primarily due to declines in Medicare rates of reimbursement under the Balanced Budget Act and declines in home health visits. The Company's home health operations were divested during 1998.

  Years Ended December 31, 1998 and 1997

     Revenues increased 2.2% to $498.4 million in 1998 compared to $487.6 million in 1997. Inpatient admissions increased 2.9%, equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 4.7% and revenues per equivalent admission decreased 2.3% from 1997. On a same facility basis, revenues decreased 1.8%, inpatient admissions decreased 0.8%, equivalent admissions increased 0.2% and revenues per equivalent admission decreased 2.0%. The decline in revenues (on a same facility basis) and revenues per equivalent admission resulted from several factors, including decreases in Medicare reimbursement rates mandated by the Balanced Budget Act which became effective October 1, 1997 (such rates lowered 1998 revenues by approximately $7.0 million), continued increases in the number of managed care payers (managed care as a percentage of total admissions increased to 18.6% in 1998 compared to 16.7% in 1997) and delays experienced in obtaining Medicare cost report settlements (cost report filings and settlements resulted in favorable revenue adjustments of $1.2 million in 1998 compared to favorable adjustments of $3.3 million in 1997).

     Operating expenses increased as a percentage of revenues in every expense category except for other operating expenses, which decreased 1.0%. The primary reason for the increases, as a percentage of revenues, was the Company's inability to adjust expenses in line with the decreases experienced in same facility volume and reimbursement trends. The level of management's attention being devoted to the governmental investigations, reactions by certain physicians and patients to the related negative media coverage and management changes at several levels and locations throughout the Company contributed to the Company's inability to implement changes to reduce operating expenses in response to the revenue and volume growth rate declines on a same facility basis.

     Salaries and benefits, as a percentage of revenues, increased to 44.3% in 1998 from 40.3% in 1997. The increase was due to cost pressures on labor (salaries and benefits per equivalent admission increased 8.0% over 1997) and a decline in productivity (man-hours per equivalent admission increased 2.9% over 1997).

     Supply costs increased to 12.4% as a percentage of revenues in 1998 from 11.3% in 1997 primarily due to the 1.7% decline in revenues per equivalent admission, while the cost of supplies per equivalent admission increased 8.4%. The higher cost of supplies per equivalent admission resulted from significant increases in pharmaceutical costs and other increases in new product development costs and general inflation.

     Other operating expenses decreased as a percentage of revenues to 23.5% in 1998 from 24.5% in 1997. The decrease was due to small decreases in several expense categories as a percentage of revenues, including lower marketing costs being incurred due to the cancellation of a national branding campaign.

     Provision for doubtful accounts, as a percentage of revenues, increased to 8.4% in 1998 from 7.1% in 1997 due to internal factors such as computer information system conversions (including patient accounting systems) at various facilities and external factors such as payer mix shifts to managed care plans (resulting in increased amounts of patient co-payments and deductibles) and payer remittance slowdowns. The information system conversions hampered the business office billing functions and collection efforts in those facilities as some resources were directed to installing and converting systems and building new data files, rather than devoting full effort to billing and collecting receivables. The information systems conversion was substantially completed in 1998. The Company experienced an increased occurrence of charge audits from certain payers due to the negative publicity surrounding the government investigations which resulted in delays in the collection of receivables. The delays in collection resulted in an increase in receivables reserved under the Company's bad debt allowance policy.

     Interest expense, which is primarily represented by interest incurred on the net intercompany balance with Columbia/HCA, increased to $19.1 million in 1998 from $15.4 million in 1997 primarily as a result of an increase in the average balance of the advances from Columbia/HCA during 1998 compared to the same period in 1997.

     During the fourth quarter of 1998, the Company decided to sell three hospital facilities that were identified as not compatible with the Company's operating plans based upon management's review of all facilities and giving consideration to current and expected market conditions and the current and expected capital needs in each market. At December 31, 1998, the carrying value before the impairment charge of the long-lived assets related to these hospital facilities was approximately $47.0 million. The carrying value was reduced to fair value, based on estimates of selling values, for a total non-cash charge of $24.8 million. The Company recorded, during the third quarter of 1998, an impairment loss of approximately $1.3 million related to the write-off of intangibles and other long-lived assets of certain physician practices where the recorded asset values were not deemed to be fully recoverable based upon the operating results trends and projected future cash flows.

     Management fees allocated by Columbia/HCA were $8.9 million in 1998 and $8.2 million in 1997. These amounts represented allocations, using revenues as the allocation basis, of the corporate, general and administrative expenses of Columbia/HCA.

     Income (loss) from continuing operations before income taxes (benefit) declined to a loss of $27.5 million in 1998 from income of $28.8 million in 1997 primarily due to the $26.1 million pre-tax charge related to impairment of long-lived assets. Also, the three facilities that management has determined as held for sale contributed significantly to the decline in results of operations. These facilities to be divested incurred income (loss) from continuing operations before income taxes (benefit) of approximately ($2.9) million and $0.7 million for the years ended December 31, 1998 and 1997, respectively.

     Net income declined to a loss of $21.8 million in 1998 compared to income of $12.5 million in 1997. In addition to the decline in income from continuing operations, the Company incurred a $4.1 million after-tax loss from its discontinued home health operations in 1998 compared to a $0.6 million after-tax loss in 1997, primarily due to declines in Medicare rates of reimbursement under the Balanced Budget Act and declines in home health visits.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Distribution, the Company relied upon Columbia/HCA for liquidity and sources of capital to supplement any needs not met by operations. As an independent, publicly-traded company, the Company must now rely upon the bank credit facilities and other traditional funding sources to supplement needs not met by operations. At December 31, 1999, the Company had working capital of $42.2 million compared to $26.9 million at December 31, 1998. The increase in working capital was primarily due to a $12.5 million increase in cash resulting from net cash collections since the Distribution. In addition, accounts receivable increased approximately $10.3 million primarily as a result of Columbia/HCA's agreement to indemnify the Company with respect to Medicare, Medicaid, and cost-based Blue Cross receivables and payables relating to cost reporting periods ending on or prior to the Distribution. The increase in working capital was partially offset by increases in accounts payable.

     Cash provided by operating activities was $57.5 million for the year ended December 31, 1999 compared to $45.3 million for the year ended December 31, 1998. This increase was primarily attributable to less of a net loss in 1999 than in 1998.

     Cash used in investing activities was $67.0 million for the year ended December 31, 1999 compared to $29.3 million for the year ended December 31, 1998. The increase was primarily due to capital expenditures of $64.8 million in 1999 (of which $29.1 million related to the construction of a replacement hospital located in Florida that was completed in December 1999) compared to $29.3 million in 1998. At December 31, 1999, there were construction projects committed by the Company which had an estimated cost of approximately $15.9 million. These projects are scheduled for completion by the end of 2000. Management believes that its capital expenditure program is adequate to expand, improve and equip the Company's existing health care facilities. The Company expects to make total capital expenditures in 2000 of approximately $47.0 million, excluding acquisitions.

     Cash provided by financing activities was $22.0 million for the year ended December 31, 1999 compared to cash used in financing activities of $16.0 million for the year ended December 31, 1998. The increase was primarily due to increases in the intercompany amounts payable by the Company to Columbia/HCA prior to the Distribution. Intercompany amounts payable by the Company to Columbia/HCA were eliminated in connection with the Distribution and the Company assumed certain indebtedness from Columbia/HCA (as discussed below).

     Management does not consider the sale of any assets to be necessary to repay the Company's indebtedness or to provide working capital. However, for other reasons, certain of the Company's hospitals may be sold in the future from time to time. At December 31, 1999, three of the Company's hospitals were held for sale. One of the hospitals was sold subsequent to December 31, 1999. See
Note 16 of the Notes to the Consolidated Financial Statements included elsewhere in this report. Although the Company's indebtedness is much more significant than was the case for its predecessor entities prior to the Distribution, management expects that operations and amounts available under the Company's Credit Agreement (as discussed below) will provide sufficient liquidity in 2000.

     The Company intends to acquire additional hospitals and are actively seeking such acquisitions. There can be no assurance that the Company will not require additional debt or equity financing for any particular acquisition. Also, the Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for its acquisition program or other needs. In order to ensure the tax-free treatment of the Distribution, however, LifePoint is limited in the amount of stock it may issue in consideration of acquisitions.

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

     As of December 31, 1999, $25 million of the $60 million term loan facility was drawn, with the remaining $35 million available for limited purposes to be drawn by May 11, 2000. The final payment under this term loan facility is due November 11, 2004.

     The $85 million term loan facility was drawn in full at the time of the Distribution. The final payment under this term loan is due November 11, 2005.

     The $65 million revolving credit facility is available for working capital and other general corporate purposes, and any outstanding amounts thereunder will be due and payable on November 11, 2004. No amounts were outstanding under this facility as of February 29, 2000.

     Repayments under the term loan facilities are due in quarterly installments with quarterly amortization based on annual amounts. Interest on the Bank Facilities is currently based on LIBOR plus 3.0% for the revolving credit facility and the $60 million term loan facility, and LIBOR plus 3.5% for the $85 million term loan facility. The weighted average interest rate on the Bank Facilities was approximately 9.9% at December 31, 1999. The Company also pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility and on the undrawn portion of the $60 million term loan facility.

     The Company's obligations under the Bank Facilities are guaranteed by its subsidiaries. These guarantees are secured by a pledge of substantially all of the subsidiaries' assets. The Credit Agreement requires that the Company comply with various financial ratios and tests and contains covenants, including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

  Senior Subordinated Notes

     On May 11, 1999, the Company assumed from Columbia/HCA $150 million in Senior Subordinated Notes maturing on May 15, 2009 and bearing interest at 10.75%. In November 1999, in a registered exchange offer, the Company issued a like aggregate principal amount of notes in exchange for these notes (the "Notes"). Interest is payable semi-annually. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness. The Company's obligations under the Notes are guaranteed by its subsidiaries.

     The indenture pursuant to which the Notes were made contains certain covenants, including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

  Market Risks Associated with Financial Instruments

     The Company's interest expense is sensitive to changes in the general level of interest rates. No derivatives are currently used to alter the interest rate characteristics of the Company's debt instruments.

     With respect to the Company's interest-bearing liabilities, approximately $110.0 million of long-term debt (including current portion) at December 31, 1999 is subject to variable rates of interest, while the remaining balance in long-term debt (including current portion) of $150.2 million at December 31, 1999 is subject to fixed rates of interest. The fair value of the Company's total long-term debt (including current portion) was $264.7 million at December 31, 1999. The fair value of the Notes has been determined using the quoted market price at December 31, 1999. The fair values of the remaining long-term debt are estimated using discounted cash flows, based on the Company's incremental borrowing rates. Based on a hypothetical 1% increase in interest rates on the Company's variable rate debt, the potential annualized losses in future pretax earnings would be approximately $1.1 million. The impact of such a change in interest rates on the carrying value of long-term debt would not be significant. The estimated changes to interest expense and the fair value of long-term debt are determined considering the impact of hypothetical interest rates on the Company's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the Company's credit ratings or the overall level of economic activity. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change. For further information, see above discussion of the Company's long-term debt.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. Management does not anticipate that the adoption of the new statement will have a material effect on the financial condition or results of operations of the Company.

YEAR 2000 COMPLIANCE

     The Company did not experience any material disruptions or other effects caused by the Year 2000 problem, nor does the Company expect to experience any material disruptions or other effects caused by the Year 2000 problem in the future.

INFLATION

     The health care industry is labor intensive. Wages and other expenses increase during periods of inflation and when shortages in marketplaces occur. In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company's ability to pass on these increased costs is limited due to increasing regulatory and competitive pressures, as discussed above. In the event the Company experiences inflationary pressures, there can be no assurance that the Company's results of operations will not be materially effected.

RISK FACTORS

  High Degree of Leverage and Debt Service Obligations May Adversely Affect LifePoint

     LifePoint is highly leveraged. At December 31, 1999, LifePoint's consolidated long-term debt was approximately $260.2 million. LifePoint also may draw upon an additional term loan commitment of $35 million available for limited purposes and a revolving credit commitment of up to $65 million under its credit agreement. LifePoint also has the ability to incur additional debt, subject to limitations imposed by its credit agreement and the indenture governing the notes issued by Holdings. While LifePoint believes that future operating cash flow, together with available financing arrangements, will be sufficient to fund operating requirements, leverage and debt service requirements could have important consequences to LifePoint, including the following:

     - such requirements may make LifePoint more vulnerable to economic downturns and to adverse changes in business conditions, such as further limitations on reimbursement under Medicare and Medicaid programs;

     - LifePoint's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;

     - a substantial portion of LifePoint's cash flow from operations may have to be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available for operations;

     - certain of the borrowings may be at variable rates of interest, which would make LifePoint vulnerable to increases in interest rates; and

     - the indebtedness of LifePoint contains numerous financial and other restrictive covenants, including restrictions on payments of dividends, incurrences of indebtedness and sale of assets, the failure to comply with which may result in an event of default which, if not cured or waived, could cause such indebtedness to be declared immediately due and payable.

     Any substantial increase in LifePoint's debt levels or the inability to borrow funds at favorable interest rates or to comply with the financial or other restrictive covenants could have a material adverse effect on the business, financial condition, results of operations or prospects of LifePoint.

  Loss of Physicians or Other Key Personnel Could Adversely Affect LifePoint's Business

     Since physicians generally direct the majority of hospital admissions, the success of LifePoint, in part, is dependent upon the number and quality of physicians on its hospitals' medical staffs, the admissions practices of such physicians and the maintenance of good relations with such physicians. Hospital physicians are generally not employees. Only a limited number of physicians practice in the non-urban communities in which LifePoint's hospitals are located. Consequently, the loss of physicians in these communities, the inability of LifePoint to recruit and to retain physicians in these communities or the inability of LifePoint to maintain good relations with the physicians on its hospitals' medical staffs could have a material adverse effect on its business, financial condition, results of operations or prospects. The operations of LifePoint's hospitals could also be materially adversely affected by the shortage of nurses and certain other health care professionals in these communities.

     LifePoint is also dependent upon the continued services and management experience of Scott L. Mercy, James M. Fleetwood, Jr. and other of its executive officers. If Messrs. Mercy or Fleetwood or any of such other executive officers were to resign their positions or otherwise be unable to serve, the operating results of LifePoint could be adversely affected. In addition, the success of LifePoint depends on its ability to attract and retain managers at its hospitals and related facilities, on the ability of its officers and key employees to manage growth successfully and on its ability to attract and retain skilled employees.

  Limited Operating History as an Independent Company; Net Losses

     Prior to May 11, 1999, LifePoint operated as the America Group division of Columbia/HCA. Accordingly, LifePoint does not have a long operating history as an independent, publicly-traded company and, prior to the Distribution, LifePoint had historically relied on Columbia/HCA for various financial, administrative and managerial expertise relevant to the conduct of its business. LifePoint maintains its own lines of credit and banking relationships, employs its own senior executives and performs its own administrative functions, except that Columbia/HCA continues to provide certain support services to LifePoint on a contractual basis. LifePoint did not generate a profit for 1999. There can be no assurance that LifePoint will not continue to have net losses in the future. See "Business -- Arrangements Relating to the Distribution" for more information regarding LifePoint's arrangements with Columbia/HCA and see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for certain factors that could affect LifePoint's ability to generate profits.

  Limits on Reimbursement and Health Care Reform Legislation May Reduce Profitability

     A significant portion of the revenues of LifePoint are derived from the Medicare and Medicaid programs, which are highly regulated and subject to frequent and substantial changes. In recent years, fundamental changes in the Medicare and Medicaid programs, including the implementation of a PPS for inpatient services at medical/surgical hospitals, have resulted in limitations on, and reduced levels of payment and reimbursement for, a substantial portion of hospital procedures and costs. The Balanced Budget Act, which establishes a plan to balance the federal budget by fiscal year 2002, includes significant additional reductions in spending levels for the Medicare and Medicaid programs. These include, among others, payment reductions for inpatient and outpatient hospital services, establishment of a PPS for hospital outpatient services, skilled nursing facilities and home health agencies under Medicare, and repeal of the federal payment standard (the so-called "Boren Amendment") for hospitals and nursing facilities under Medicaid. A number of states also are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand the states' Medicaid systems. In addition, private payers increasingly are attempting to control health care costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations. LifePoint believes that hospital operating margins have been, and may continue to be, under significant pressure because of deterioration in pricing flexibility and payer mix, and growth in operating expenses in excess of the increase in prospective payments under the Medicare program.

     In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration or already enacted are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, Medicare and Medicaid managed care programs and requirements that all businesses offer health insurance coverage to their employees. While LifePoint anticipates that the rate of increase in payments to hospitals will be reduced as a result of future federal and state legislation, it is uncertain at this time what legislation on health care reform may ultimately be enacted or whether other changes in the administration or interpretation of governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the business, financial condition, results of operations or prospects of LifePoint.

  Reimbursement by Managed Care Organizations May Reduce Hospital Profitability

     The competitive position of LifePoint's hospitals also is affected by the increasing number of initiatives undertaken during the past several years by major purchasers of health care, including federal and state governments, insurance companies and employers, to revise payment methodologies and monitor health care expenditures in order to contain health care costs. As a result of these initiatives, managed care organizations offering prepaid and discounted medical services packages represent an increasing portion of LifePoint's admissions, resulting in reduced hospital revenue growth. If LifePoint is unable to lower costs through increased operational efficiencies and the trend toward declining reimbursements and payments continues, LifePoint's results of operations and cash flows will be adversely affected. One managed care organization in Tennessee has been placed in receivership by the state of Tennessee. There can be no assurances that other managed care organizations with which LifePoint has contracts will not encounter similar difficulties in paying claims in the future.

  Competition

     The health care business is highly competitive and competition among hospitals and other health care providers for patients has intensified in recent years. Almost all of LifePoint's hospitals operate in geographic areas where they are currently the sole provider of hospital services in their communities. While these hospitals face less direct competition in their immediate service areas than would be expected in larger communities, they do face competition from other hospitals, including larger tertiary care centers. Although these competing hospitals may be in excess of 30 to 50 miles away, patients in these markets may migrate to, may be referred by local physicians to, or may be lured by incentives from managed care plans to travel to, such distant hospitals.

  Risks Associated with Acquisition Strategy and Potential Acquisitions

     One element of LifePoint's business strategy is expansion through the acquisition of acute care hospitals in growing non-urban markets. The competition to acquire non-urban hospitals is significant. There can be no assurance that suitable acquisitions can be accomplished on terms favorable to LifePoint, or that financing, if necessary, can be obtained for such acquisitions. The consummation of acquisitions may result in the incurrence or assumption by LifePoint of additional indebtedness. In addition, in order to ensure the tax-free treatment of the Distribution, LifePoint is limited in the amount of stock it may issue as consideration for acquisitions.

     Acquired businesses may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations. Although LifePoint has policies to conform the practices of acquired facilities to its standards, and generally will seek indemnification from prospective sellers covering these matters, there can be no assurance that LifePoint will not become liable for past activities of acquired businesses or that any such liabilities will not be material.

     In recent years, the legislatures and attorneys general of several states have increased their level of interest in transactions involving the sale of hospitals by not-for-profit entities. Such heightened scrutiny may increase the cost and difficulty or prevent the completion of transactions with not-for-profit organizations in certain states in the future.

  Geographic Concentration of Operations Could Adversely Affect LifePoint

     After certain intended divestitures, six of LifePoint's remaining 20 general, acute care hospitals will be located in the Commonwealth of Kentucky, and six of LifePoint's remaining 20 general, acute care hospitals will be located in the state of Tennessee. After giving effect to such intended divestitures, for the year ended December 31, 1999, 42.7% of LifePoint's revenue was generated by LifePoint's Kentucky hospitals and 22.2% of LifePoint's revenue was generated by LifePoint's Tennessee hospitals. Accordingly, any change in the current demographic, economic, competitive, regulatory, Medicaid reimbursement rates or legislative conditions in Kentucky or Tennessee could have a material adverse effect on the business, financial condition, results of operations or prospects of LifePoint.

  Extensive Regulation Could Adversely Affect LifePoint

     The health care industry is subject to extensive federal, state and local laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services, payment for services and prices for services that are extremely complex and for which, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. In particular, Medicare and Medicaid antifraud and abuse amendments, codified under
Section 1128B(b) of the Social Security Act (the "Anti-Kickback Statute"), prohibit certain business practices and relationships related to items or services reimbursable under Medicare, Medicaid and other federal health care programs, including the payment or receipt of remuneration to induce or arrange for the referral of patients covered by a federal or state healthcare program. Sanctions for violating the Anti-Kickback Statute include criminal penalties and civil sanctions, including civil money penalties and possible exclusion from government programs such as Medicare and Medicaid. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the HHS has issued regulations which describe some of the conduct and business relationships immune from prosecution under the Anti-Kickback Statute. The fact that a given business arrangement does not fall within a safe harbor does not render the arrangement illegal. However, business arrangements of health care service providers that fail to satisfy the applicable safe harbor criteria risk scrutiny by enforcement authorities. Certain of the current business arrangements of LifePoint do not qualify for a safe harbor.

     The Health Insurance Portability and Accountability Act of 1996, which became effective January 1, 1997, amends, among other things, Title XI (42 U.S.C. sec. 1301 et seq.) to broaden the scope of certain fraud and abuse laws to include all health care services, whether or not they are reimbursed under a federal program, and creates new enforcement mechanisms to combat fraud and abuse, including an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds.

     LifePoint provides financial incentives to recruit physicians into the communities served by its hospitals, including loans and minimum revenue guarantees. One LifePoint hospital has physician investors. LifePoint also enters into employment agreements, independent contractor agreements, leases and other agreements with physicians. Although the Company believes that these agreements comply with applicable law, there can be no assurance that regulatory authorities who enforce the Anti-Kickback Statute will not determine that such arrangements of any of the hospitals owned and operated by LifePoint violate the Anti-Kickback Statute or other federal laws. Such a determination could subject LifePoint to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and/or exclusion from participation in Medicare, Medicaid or other federal health care programs, any of which could have a material adverse effect on the business, financial condition, results of operations or prospects of LifePoint.

     In addition, Section 1877 of the Social Security Act, commonly known as the "Stark Law," was amended, effective January 1, 1995, to significantly broaden the scope of prohibited referrals by physicians under the Medicare and Medicaid programs to providers of designated health services with which such physicians have ownership or certain other financial arrangements. Certain exceptions are available for physicians maintaining an ownership interest in an entire hospital, employment agreements, leases, physician recruitment and certain other physician arrangements. Final implementing regulations have not yet been adopted, and there can be no assurance that the physician arrangements of LifePoint will be found to be in compliance with the Stark Law, as such law ultimately may be interpreted. Many states have adopted or are considering similar anti-kickback and physician self-referral legislation, some of which extends beyond the scope of the federal law to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Both federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. In addition, the Office of the Inspector General of the United States Department of Health and Human Services and the Department of Justice have from time to time established enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Current initiatives include a focus on hospital billing for outpatient charges associated with inpatient services, as well as hospital laboratory billing practices. LifePoint is cooperating with the government agencies which are responsible for such initiatives where such initiatives involve its hospitals.

     LifePoint exercises care in structuring its arrangements with physicians and other referral sources to comply in all material respects with applicable laws. It is possible, however, that government officials charged with responsibility for enforcing such laws could assert that LifePoint or certain transactions in which it is involved, are in violation of such laws. It is also possible that such laws ultimately could be interpreted by the courts in a manner inconsistent with the interpretations of LifePoint.

     Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws, in general, include provisions relating to state attorney general approval, advance notification and community involvement. In addition, state attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law. In many states there has been an increased interest in the oversight of not-for-profit conversions. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may limit the ability of LifePoint to acquire not-for-profit hospitals.

     Some states require prior approval for the purchase, construction and expansion of health care facilities, based upon a state's determination of need for additional or expanded health care facilities or services. Such determinations, embodied in certificates of need issued by governmental agencies with jurisdiction over health care facilities, may be required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. Five states in which LifePoint currently owns hospitals, Alabama, Florida, Georgia, Kentucky and Tennessee, have enacted CON legislation. There can be no assurance that LifePoint will be able to obtain CONs required for expansion activities in the future or that the failure to obtain any required CON will not have a material adverse effect on the business, financial condition, results of operations or prospects of LifePoint.

     The laws, rules and regulations described above are complex and subject to interpretation. In the event of a determination that LifePoint is in violation of such laws, rules or regulations, or if further changes in the regulatory framework occur, any such determination or changes could have a material adverse effect on business, financial condition, results of operations or prospects of LifePoint. See "Business -- Government Regulation and Other Factors" for a detailed discussion of laws and regulations affecting LifePoint.

  Potential Adverse Impact of Columbia/HCA Investigations and Litigation

     Columbia/HCA is currently facing significant legal challenges. Columbia/HCA is the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits filed in federal court, shareholder derivative actions filed in state courts, patient/payer actions and general liability claims. In general, management understands that these investigations, actions and claims relate to Columbia/HCA and its subsidiaries, including subsidiaries that, prior to the Distribution Date, owned the facilities now owned by the Company. It is too early to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigation will be commenced. The amounts in question in the qui tam and other actions are substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such actions. Any such sanctions or losses could have a material adverse effect on Columbia/HCA's financial position and results of operations. In addition, if any of such matters were asserted against LifePoint or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations under the Distribution Agreement, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of LifePoint. Columbia/HCA has not indemnified LifePoint for losses relating to any acts, practices and omissions engaged in by LifePoint after the Distribution Date, whether or not LifePoint is indemnified for similar acts, practices and omissions occurring prior to the Distribution Date.

     Columbia/HCA believes that the ongoing governmental investigations and related media coverage may have had a negative effect on Columbia/HCA's results of operations, which includes LifePoint for the periods prior to the Distribution Date which are presented herein. The extent to which LifePoint may or may not continue to be affected by the ongoing investigations of Columbia/HCA, the initiation of additional investigations, if any, and the related media coverage cannot be predicted. It is possible that these matters could have a material adverse effect on the business, financial condition, results of operations or prospects of LifePoint in future periods.

  Professional Liability Risks Could Adversely Affect Results of Operations and Cash Flow

     As is typical in the health care industry, LifePoint is subject to claims and legal actions by patients and others in the ordinary course of business. Columbia/HCA and LifePoint have cooperated in the purchase of insurance coverage for professional and general liability risks for periods ending on or after the Distribution Date. Substantially all losses in periods prior to the Distribution are insured through a wholly owned insurance subsidiary of Columbia/HCA and excess loss policies maintained by Columbia/HCA. See "Business -- Arrangements Relating to the Distribution -- Insurance Allocation and Administration Agreement" for a more detailed discussion of such arrangement.

     The Company purchases insurance for its professional and general liability risks incurred after the Distribution, subject to a substantial deductible, for which a reserve is recorded on the balance sheets of LifePoint. There can be no assurance that the cash flow of LifePoint will be adequate to provide for professional and general liability claims in the future. Columbia/HCA has indemnified LifePoint for professional and general liability claims incurred prior to the Distribution.

  Liability of LifePoint if the Distribution Is Taxable

     On March 30, 1999, Columbia/HCA received a ruling from the IRS concerning the United States federal income tax consequences of the Distribution. The tax ruling provides that, because the Distribution qualifies under Section 355 of the Internal Revenue Code of 1986, the Distribution generally will be tax-free to Columbia/HCA and to Columbia/HCA's stockholders, except for any cash received instead of fractional shares. The tax ruling is based upon the accuracy of representations made by Columbia/HCA as to numerous factual matters and as to the intention to take, or to refrain from taking, certain future actions. The inaccuracy of any of those factual representations or the failure to take the intended actions, or the taking of actions which were represented would not be taken, could cause the IRS to revoke all or part of the tax ruling retroactively.

     If the Distribution were not to qualify for tax-free treatment under
Section 355 of the Code, then, in general, additional corporate tax (which would be substantial) would be payable by the consolidated group of which Columbia/HCA is the common parent. Under the consolidated return rules, each member of the consolidated group, including LifePoint, would be jointly and severally liable for such tax liability. If the Distribution did not qualify for tax-free treatment under Section 355 of the Code, the resulting tax liability would have a material adverse effect on the business, financial position, results of operations or prospects of Columbia/HCA and, possibly, also of LifePoint.

     Columbia/HCA, LifePoint and Triad entered into a tax sharing and indemnification agreement, which allocates tax liabilities among Columbia/HCA, LifePoint and Triad and addresses certain other tax matters such as responsibility for filing tax returns, control of and cooperation in tax litigation, and the tax treatment of the Distribution. Generally, Columbia/HCA will be responsible for taxes that are allocable to periods prior to the Distribution Date, and each of Columbia/HCA, LifePoint and Triad will be responsible for its own tax liabilities, including its allocable share of taxes shown on any consolidated, combined or other tax return filed by Columbia/HCA for periods after the Distribution Date. The tax sharing and indemnification agreement prohibits LifePoint and Triad from taking actions that could jeopardize the tax treatment of either the Distribution or the restructuring that preceded the Distribution, and requires LifePoint and Triad to indemnify each other and Columbia/HCA for any taxes or other losses that result from any such actions.

  Holding Company Structure Risks

     Holdings is a holding company and holds most of its assets at, and conducts most of its operations through, direct and indirect subsidiaries. As a holding company, the results of operations of Holdings depend on the results of operations of its subsidiaries. Moreover, Holdings is dependent on dividends or other intercompany transfers of funds from such subsidiaries to meet its debt service and other obligations, including payment of principal and interest on the Notes. The ability of Holdings' subsidiaries to pay dividends or make other payments or advances to Holdings will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing indebtedness of such subsidiaries.

     The claims of creditors of the subsidiaries of Holdings, including trade creditors, will generally have priority as to the assets of such subsidiaries over the claims of creditors of Holdings, including the holders of the Notes. As of December 31, 1999, on a pro forma basis after giving effect to the elimination of the facilities to be divested, the aggregate amount of indebtedness and other obligations of Holdings' subsidiaries, including trade payables and lease obligations, was approximately $285.0 million, including the guarantees of the Notes.

  Anti-Takeover Provisions

     Certain provisions of the Certificate of Incorporation and By-Laws of LifePoint may have the effect of discouraging an acquisition of control not approved by its Board of Directors. These provisions include, for example, terms providing for:

     - the issuance of "blank check" preferred stock by the Board of Directors without stockholder approval;

     - higher stockholder voting requirements for certain transactions such as business combinations with certain related parties (i.e., a "fair price provision");

     - a prohibition on taking actions by the written consent of stockholders;

     - restrictions on the persons eligible to call a special meeting of stockholders;

     - classification of the Board of Directors into three classes; and

     - the removal of directors only for cause and by a vote of 80% of the outstanding voting power.

     These provisions may also have the effect of discouraging third parties from making proposals involving an acquisition or change of control of LifePoint, although such proposals, if made, might be considered desirable by a majority of the stockholders of LifePoint. These provisions could further have the effect of making it more difficult for third parties to cause the replacement of the Board of Directors of LifePoint. These provisions have been designed to enable LifePoint to develop its business and foster its long-term growth without disruptions caused by the threat of a takeover not deemed by its Board of Directors to be in the best interests of the Company and its stockholders. LifePoint also has adopted a stockholder rights plan. This stockholder rights plan is designed to protect stockholders in the event of an unsolicited offer and other takeover tactics which, in the opinion of the Board of Directors, could impair its ability to represent stockholder interests. The provisions of this stockholder rights plan may render an unsolicited takeover of LifePoint more difficult or less likely to occur or might prevent such a takeover. LifePoint is subject to provisions of Delaware corporate law which may restrict certain business combination transactions.

     Certain provisions in the Tax Sharing and Indemnification Agreement entered into among Columbia/ HCA, LifePoint and Triad, which are intended to preserve the tax-free status of the Distribution for federal income tax purposes, could discourage certain takeover proposals or make them more expensive. See
"Business -- Arrangements Relating to the Distribution -- Tax Sharing and Indemnification Agreement."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information with respect to this Item is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risks Associated with Financial Instruments."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this Item is contained in the Company's consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Information with respect to the executive officers of the Company is incorporated by reference to the information contained under the caption "Executive Compensation -- Executive Officers of the Company" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 11, 2000.

DIRECTORS

     Information with respect to the Company's directors is incorporated by reference to the information contained under the caption "Election of Directors" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 11, 2000.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 11, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference to the information contained under the heading "Executive Compensation" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 11, 2000, except that the Comparative Performance Graph and the Compensation Committee Report on Executive Compensation included in the Proxy Statement are expressly not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the information contained under the caption "Voting Securities and Principal Holders Thereof" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 11, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the information contained under the caption "Certain Transactions" included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 11, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

     (1) Consolidated Financial Statements:  See Item 8 herein.

          The Consolidated Financial Statements of the Company required to be included in Part II, Item 8, are indexed on Page F-1 and submitted as a separate section of this report.

     (2) Consolidated Financial Statement Schedules:

          All schedules are omitted, because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
  2.1    --   Distribution Agreement dated May 11, 1999 by and among
              Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals,
              Inc., incorporated by reference from Exhibit 2.1 to
              LifePoint Hospitals' Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1999, File No. 0-29818.
  3.1    --   Certificate of Incorporation of LifePoint Hospitals,
              incorporated by reference from Exhibit 3.1 to LifePoint
              Hospitals' Quarterly Report on Form 10-Q for the quarter
              ended March 31, 1999, File No. 0-29818.
  3.2    --   Bylaws of LifePoint Hospitals, incorporated by reference
              from Exhibit 3.2 to LifePoint Hospitals' Quarterly Report on
              Form 10-Q, for the quarter ended March 31, 1999, File No.
              0-29818.
  3.3    --   Certificate of Incorporation of LifePoint Holdings.
  3.4    --   Bylaws of LifePoint Holdings.
  4.1    --   Form of Specimen Certificate for LifePoint Hospitals Common
              Stock, incorporated by reference from Exhibit 4.1 to
              LifePoint Hospitals' Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File No.
              0-29818.
  4.2    --   Indenture (including form of 10 3/4% Senior Subordinated
              Notes due 2009) dated as of May 11, 1999, between
              HealthTrust, Inc.-The Hospital Company and Citibank N.A. as
              Trustee, incorporated by reference from Exhibit 4.2(a) to
              LifePoint Hospitals' Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1999, File No. 0-29818.
  4.3    --   Form of 10 3/4% Senior Subordinated Notes due 2009 (filed as part of Exhibit 4.2).
  4.4    --   Registration Rights Agreement dated as of May 11, 1999
              between HealthTrust and the Initial Purchasers named
              therein, incorporated by reference from Exhibit 4.4(a) to
              LifePoint Hospitals' Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1999, File No. 0-29818.
  4.5    --   LifePoint Assumption Agreement dated May 11, 1999 between
              HealthTrust and LifePoint Hospitals, incorporated by
              reference from Exhibit 4.4(b) to LifePoint Hospitals'
              Quarterly Report on Form 10-Q for the quarter ended March
              31, 1999, File No. 0-29818.
  4.6    --   Holdings Assumption Agreement dated May 11, 1999 between
              LifePoint Hospitals and LifePoint Holdings, incorporated by reference from Exhibit 4.4(c) to LifePoint Hospitals'
              Quarterly Report on Form 10-Q for the quarter ended March
              31, 1999, File No. 0-29818.
  4.7    --   Guarantor Assumption Agreements dated May 11, 1999 between
              LifePoint Holdings and the Guarantors signatory thereto,
              incorporated by reference from Exhibit 4.4(d) to LifePoint
              Hospitals' Quarterly Report on Form 10-Q for the quarter
              ended March 31, 1999, File No. 0-29818.
  4.8    --   Rights Agreement dated as of May 11, 1999 between the
              Company and National City Bank as Rights Agent, incorporated by reference from Exhibit 4.1 to LifePoint Hospitals'
              Quarterly Report on Form 10-Q for the quarter ended March
              31, 1999, File No. 0-29818.

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
 10.1    --   Tax Sharing and Indemnification Agreement, dated May 11,
              1999, by and among Columbia/HCA, LifePoint Hospitals and
              Triad Hospitals, incorporated by reference from Exhibit 10.1 to LifePoint Hospitals' Quarterly Report on Form 10-Q for
              the quarter ended March 31, 1999, File No. 0-29818.
 10.2    --   Benefits and Employment Matters Agreement, dated May 11,
              1999 by and among Columbia/HCA, LifePoint Hospitals and
              Triad Hospitals, incorporated by reference from Exhibit 10.2 to LifePoint Hospitals' Quarterly Report on Form 10-Q for
              the quarter ended March 31, 1999, File No. 0-29818.
 10.3    --   Insurance Allocation and Administration Agreement, dated May
              11, 1999, by and among Columbia/HCA, LifePoint Hospitals and
              Triad Hospitals, incorporated by reference from Exhibit 10.3 to LifePoint Hospitals' Quarterly Report on Form 10-Q for
              the quarter ended March 31, 1999, File No. 0-29818.
 10.4    --   Transitional Services Agreement dated May 11, 1999 by and
              between Columbia/HCA and LifePoint Hospitals, incorporated by reference from Exhibit 10.4 to LifePoint Hospitals'
              Quarterly Report on Form 10-Q for the quarter ended March
              31, 1999, File No. 0-29818.
 10.5    --   Computer and Data Processing Services Agreement dated May
              11, 1999 by and between Columbia Information Systems, Inc.
              and LifePoint Hospitals, incorporated by reference from
              Exhibit 10.5 to LifePoint Hospitals' Quarterly Report on
              Form 10-Q for the quarter ended March 31, 1999, File No.
              0-29818.
 10.6    --   Agreement to Share Telecommunications Services dated May 11,
              1999 by and between Columbia Information Systems, Inc. and
              LifePoint Hospitals, incorporated by reference from Exhibit
              10.6 to LifePoint Hospitals' Quarterly Report on Form 10-Q
              for the quarter ended March 31, 1999, File No. 0-29818.
 10.7    --   Year 2000 Professional Services Agreement dated May 11, 1999 by and between CHCA Management Services, L.P. and LifePoint
              Hospitals, incorporated by reference from Exhibit 10.7 to
              LifePoint Hospitals' Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1999, File No. 0-29818.
 10.8    --   Sub-Lease Agreement dated May 11, 1999 by and between
              HealthTrust and LifePoint Hospitals, incorporated by
              reference from Exhibit 10.8 to LifePoint Hospitals'
              Quarterly Report on Form 10-Q for the quarter ended March
              31, 1999, File No. 0-29818.
 10.9    --   Lease Agreement dated as of November 22, 1999 by and between
              LifePoint Hospitals and W. Fred Williams, Trustee for the
              Benefit of Highwoods/Tennessee Holdings, L.P.
 10.10   --   LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan,
              incorporated by reference from Exhibit 10.9 to LifePoint
              Hospitals' Quarterly Report on Form 10-Q for the quarter
              ended March 31, 1999, File No. 0-29818.
 10.11   --   LifePoint Hospitals, Inc. Executive Stock Purchase Plan,
              incorporated by reference from Exhibit 10.10 to LifePoint
              Hospitals' Quarterly Report on Form 10-Q for the quarter
              ended March 31, 1999, File No. 0-29818.
 10.12   --   Form of Share Purchase Loan and Note Agreement between
              LifePoint Hospitals and certain executive officers in
              connection with purchases of Common Stock pursuant to the
              Executive Stock Purchase Plan.
 10.13   --   LifePoint Hospitals, Inc. Management Stock Purchase Plan,
              incorporated by reference from Exhibit 10.11 to LifePoint
              Hospitals' Quarterly Report on Form 10-Q, for the quarter
              ended March 31, 1999, File No. 0-29818.
 10.14   --   LifePoint Hospitals, Inc. Outside Directors Stock and
              Incentive Compensation Plan, incorporated by reference from
              Exhibit 10.12 to LifePoint Hospitals' Quarterly Report on
              Form 10-Q for the quarter ended March 31, 1999, File No.
              0-29818.
 10.15   --   LifePoint Hospitals, Inc. Retirement Plan, dated as of May
              19, 1999.

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
 10.16   --   Credit Agreement dated as of May 11, 1999 among HealthTrust,
              Inc.-The Hospital Company, as Borrower, the several lenders from time to time party thereto, Fleet National Bank as
              arranger and administrative agent, ScotiaBanc, Inc. as
              documentation agent and co-arranger, Deutsche Bank
              Securities, Inc. as syndication agent and co-arranger, and
              SunTrust Bank, Nashville, N.A. as co-agent, incorporated by reference from Exhibit 10.13 to LifePoint Hospitals'
              Quarterly Report on Form 10-Q, for the quarter ended March
              31, 1999, File No. 0-29818.
 10.17   --   First Amendment to Credit Agreement dated as of December 31,
              1999 among LifePoint Holdings, as Borrower, the several
              lenders which are parties to the Credit Agreement, Fleet
              National Bank as arranger and administrative agent,
              ScotiaBanc, Inc. as documentation agent and co-arranger,
              Deutsche Bank Securities, Inc. as syndication agent and
              co-arranger, and SunTrust Bank, Nashville, N.A. as co-agent.
 10.18   --   Assumption Agreement dated as of May 11, 1999 by and between
              Fleet National Bank and LifePoint Hospitals, incorporated by reference from Exhibit 10.14 to LifePoint Hospitals'
              Quarterly Report on Form 10-Q for the quarter ended March
              31, 1999, File No. 0-29818.
 10.19   --   Assumption Agreement dated as of May 11, 1999 by and between
              Fleet National Bank and LifePoint Holdings, incorporated by reference from Exhibit 10.15 to LifePoint Hospitals'
              Quarterly Report on Form 10-Q for the quarter ended March
              31, 1999, File No. 0-29818.
 10.20   --   Employment Agreement of Scott Mercy, incorporated by
              reference from Exhibit 10.12 to LifePoint Hospitals'
              Registration Statement on Form 10 under the Securities
              Exchange Act of 1934, as amended, File No. 0-29818.
 21.1    --   List of the Subsidiaries of LifePoint Hospitals.
 21.2    --   List of the Subsidiaries of LifePoint Holdings.
 23.1    --   Consent of Ernst & Young LLP.
 27.1    --   Financial Data Schedule for LifePoint Hospitals (for SEC use
              only).
 27.2    --   Financial Data Schedule for LifePoint Holdings (for SEC use
              only).

                 MANAGEMENT COMPENSATION PLANS AND ARRANGEMENTS

     The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

10.10  --   LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan,
            incorporated by reference from Exhibit 10.9 to LifePoint
            Hospitals' Quarterly Report on Form 10-Q for the quarter
            ended March 31, 1999.
10.11  --   LifePoint Hospitals, Inc. Executive Stock Purchase Plan,
            incorporated by reference from Exhibit 10.10 to LifePoint
            Hospitals' Quarterly Report on Form 10-Q for the quarter
            ended March 31, 1999.
10.12  --   Form of Share Purchase Loan and Note Agreement between
            LifePoint Hospitals and certain executive officers in
            connection with purchases of Common Stock pursuant to the
            Executive Stock Purchase Plan.
10.13  --   LifePoint Hospitals, Inc. Management Stock Purchase Plan,
            incorporated by reference from Exhibit 10.11 to LifePoint
            Hospitals' Quarterly Report on Form 10-Q, for the quarter
            ended March 31, 1999.
10.14  --   LifePoint Hospitals, Inc. Outside Directors Stock and
            Incentive Compensation Plan, incorporated by reference from
            Exhibit 10.12 to LifePoint Hospitals' Quarterly Report on
            Form 10-Q for the quarter ended March 31, 1999.
10.15  --   LifePoint Hospitals, Inc. Retirement Plan, dated as of May
            19, 1999.
10.20  --   Employment Agreement of Scott Mercy, incorporated by
            reference from Exhibit 10.12 to LifePoint Hospitals'
            Registration Statement on Form 10 under the Securities
            Exchange Act of 1934, as amended.

  (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the reporting period.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on March 29, 2000.

                                        LIFEPOINT HOSPITALS, INC.

                                        By:        /s/ SCOTT L. MERCY
                                           -------------------------------------
                                                      Scott L. Mercy
                                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                 /s/ SCOTT L. MERCY                    Chairman and Chief Executive     March 29, 2000
-----------------------------------------------------    Officer; Director (Principal
                   Scott L. Mercy                        Executive Officer)

               /s/ KENNETH C. DONAHEY                  Senior Vice President and Chief  March 29, 2000
-----------------------------------------------------    Financial Officer (Principal
                 Kenneth C. Donahey                      Financial and Accounting
                                                         Officer)

               /s/ RICKI TIGERT HELFER                 Director                         March 29, 2000
-----------------------------------------------------
                 Ricki Tigert Helfer

           /s/ JOHN E. MAUPIN, JR., D.D.S.             Director                         March 29, 2000
-----------------------------------------------------
             John E. Maupin, Jr., D.D.S.

                /s/ DEWITT EZELL, JR.                  Director                         March 29, 2000
-----------------------------------------------------
                  DeWitt Ezell, Jr.

                /s/ WILLIAM V. LAPHAM                  Director                         March 29, 2000
-----------------------------------------------------
                  William V. Lapham

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on March 29, 2000.

                                        LIFEPOINT HOSPITALS HOLDINGS, INC.

                                        By:        /s/ SCOTT L. MERCY
                                           -------------------------------------
                                                      Scott L. Mercy
                                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ SCOTT L. MERCY                    Chairman and Chief Executive     March 29, 2000
-----------------------------------------------------    Officer; Director (Principal
                   Scott L. Mercy                        Executive Officer)

             /s/ JAMES M. FLEETWOOD, JR.               President and Chief Operating    March 29, 2000
-----------------------------------------------------    Officer; Director
               James M. Fleetwood, Jr.

               /s/ KENNETH C. DONAHEY                  Senior Vice President and Chief  March 29, 2000
-----------------------------------------------------    Financial Officer (Principal
                 Kenneth C. Donahey                      Financial and Accounting
                                                         Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
LIFEPOINT HOSPITALS, INC.
Report of Independent Auditors..............................   F-2
Consolidated Statements of Operations -- for the years ended
  December 31, 1999, 1998 and 1997..........................   F-3
Consolidated Balance Sheets -- December 31, 1999 and 1998...   F-4
Consolidated Statements of Cash Flows -- for the years ended
  December 31, 1999, 1998 and 1997..........................   F-5
Consolidated Statements of Stockholders' Equity -- for the
  years ended December 31, 1999, 1998 and 1997..............   F-6
Notes to Consolidated Financial Statements..................   F-7

LIFEPOINT HOSPITALS HOLDINGS, INC.
Report of Independent Auditors..............................  F-25
Consolidated Statements of Operations -- for the years ended
  December 31, 1999, 1998 and 1997..........................  F-26
Consolidated Balance Sheets -- December 31, 1999 and 1998...  F-27
Consolidated Statements of Cash Flows -- for the years ended
  December 31, 1999, 1998 and 1997..........................  F-28
Consolidated Statements of Stockholder's Equity -- for the
  years ended December 31, 1999, 1998 and 1997..............  F-29
Notes to Consolidated Financial Statements..................  F-30

DODGE CITY HEALTHCARE GROUP, L.P.
Report of Independent Auditors..............................  F-48
Statements of Income -- for the years ended December 31,
  1999, 1998 and 1997.......................................  F-49
Balance Sheets -- December 31, 1999 and 1998................  F-50
Statements of Cash Flows -- for the years ended December 31,
  1999, 1998 and 1997.......................................  F-51
Statements of Partners' Capital -- for the years ended
  December 31, 1999, 1998 and 1997..........................  F-52
Notes to Financial Statements...............................  F-53

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
LifePoint Hospitals, Inc.

     We have audited the accompanying consolidated balance sheets of LifePoint Hospitals, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the management of LifePoint Hospitals, Inc. (the "Company"). Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Hospitals, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 7 to the consolidated financial statements, effective January 1, 1997, the Company changed its method of accounting for start-up costs.
                                          ERNST & YOUNG LLP

Nashville, Tennessee
January 31, 2000

                           LIFEPOINT HOSPITALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               1999     1998     1997
                                                              ------   ------   ------
Revenues....................................................  $515.2   $498.4   $487.6
Salaries and benefits.......................................   217.4    220.8    196.6
Supplies....................................................    64.2     62.0     55.0
Other operating expenses....................................   117.3    117.2    119.5
Provision for doubtful accounts.............................    38.2     41.6     34.5
Depreciation and amortization...............................    31.4     28.3     27.4
Interest expense............................................    23.4     19.1     15.4
Management fees.............................................     3.2      8.9      8.2
ESOP expense................................................     2.9       --       --
Impairment of long-lived assets.............................    25.4     26.1       --
                                                              ------   ------   ------
                                                               523.4    524.0    456.6
                                                              ------   ------   ------
Income (loss) from continuing operations before minority
  interests and income taxes................................    (8.2)   (25.6)    31.0
Minority interests in earnings of consolidated entities.....     1.9      1.9      2.2
                                                              ------   ------   ------
Income (loss) from continuing operations before income
  taxes.....................................................   (10.1)   (27.5)    28.8
Provision (benefit) for income taxes........................    (2.7)    (9.8)    11.7
                                                              ------   ------   ------
Income (loss) from continuing operations....................    (7.4)   (17.7)    17.1
Discontinued operations:
  Loss from operations, net of income tax benefit of $2.6
     and $0.1 for the years ended December 31, 1998 and 1997
     respectively...........................................      --     (4.1)    (0.6)
  Estimated loss on disposal, net of income tax benefit of
     $2.4...................................................      --       --     (3.4)
Cumulative effect of accounting change, net of income tax
  benefit of $0.4...........................................      --       --     (0.6)
                                                              ------   ------   ------
     Net income (loss)......................................  $ (7.4)  $(21.8)  $ 12.5
                                                              ======   ======   ======
Basic earnings (loss) per share (see Note 13):
  Income (loss) from continuing operations..................  $(0.24)  $(0.59)  $ 0.57
  Loss from discontinued operations.........................      --    (0.14)   (0.14)
  Cumulative effect of accounting change....................      --       --    (0.02)
                                                              ------   ------   ------
     Net income (loss)......................................  $(0.24)  $(0.73)  $ 0.41
                                                              ======   ======   ======
Diluted earnings (loss) per share (see Note 13):
  Income (loss) from continuing operations..................  $(0.24)  $(0.59)  $ 0.57
  Loss from discontinued operations.........................      --    (0.14)   (0.14)
  Cumulative effect of accounting change....................      --       --    (0.02)
                                                              ------   ------   ------
     Net income (loss)......................................  $(0.24)  $(0.73)  $ 0.41
                                                              ======   ======   ======

   The accompanying notes are an integral part of the consolidated financial statements.

                           LIFEPOINT HOSPITALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               1999      1998
                                                              -------   -------
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................  $  12.5   $    --
  Accounts receivable, less allowances for doubtful accounts
     of $50.3 and $48.3 at December 31, 1999 and 1998.......     46.7      36.4
  Inventories...............................................     14.3      14.0
  Deferred taxes and other current assets...................     25.9      18.6
                                                              -------   -------
                                                                 99.4      69.0
Property and equipment, at cost:
  Land......................................................      7.9       7.2
  Buildings.................................................    204.1     203.1
  Equipment.................................................    260.6     221.9
  Construction in progress (estimated cost to complete and
     equip after December 31, 1999 -- $15.9)................     20.2      10.4
                                                              -------   -------
                                                                492.8     442.6
Accumulated depreciation....................................   (198.4)   (176.2)
                                                              -------   -------
                                                                294.4     266.4
Intangible assets, net of accumulated amortization of $8.6
  and $6.9 at December 31, 1999 and 1998....................     26.4      15.2
Other.......................................................      0.2       4.4
                                                              -------   -------
                                                              $ 420.4   $ 355.0
                                                              =======   =======
                            LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable..........................................  $  26.5   $  15.5
  Accrued salaries..........................................     14.7      11.7
  Other current liabilities.................................     12.9      14.6
  Current maturities of long-term debt......................      3.1       0.3
                                                              -------   -------
                                                                 57.2      42.1
Intercompany balances payable to Columbia/HCA...............       --     167.6
Long-term debt..............................................    257.1       0.3
Deferred taxes..............................................     12.5      21.3
Professional liability risks and other liabilities..........      3.4       0.1
Minority interests in equity of consolidated entities.......      4.5       4.9
Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000,000 shares
     authorized; no shares issued...........................       --        --
  Common stock, $0.01 par value; 90,000,000 shares
     authorized; 31,184,160 shares outstanding at December
     31, 1999...............................................      0.3        --
  Capital in excess of par value............................    137.9        --
  Unearned ESOP compensation................................    (28.9)       --
  Notes receivable for shares sold to employees.............    (10.2)       --
  Accumulated deficit.......................................    (13.4)       --
  Equity, investments by Columbia/HCA.......................       --     118.7
                                                              -------   -------
                                                                 85.7     118.7
                                                              -------   -------
                                                              $ 420.4   $ 355.0
                                                              =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                            LIFEPOINT HOSPITALS, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                                               1999     1998    1997
                                                              ------   ------   -----
Cash flows from operating activities:
  Net income (loss).........................................  $ (7.4)  $(21.8)  $12.5
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       ESOP expense.........................................     2.9       --      --
       Provision for doubtful accounts......................    38.2     41.6    34.5
       Depreciation and amortization........................    31.4     28.3    27.4
       Amortization of deferred loan costs..................     0.9       --      --
       Deferred income taxes (benefit)......................   (13.8)   (12.4)    4.1
       Impairment of long-lived assets......................    25.4     26.1      --
       Loss from discontinued operations....................      --      4.1     4.0
       Cumulative affect of accounting change...............      --       --     0.6
       Reserve for professional liability risk..............     3.3       --      --
       Increase (decrease) in cash from operating assets and
        liabilities:
          Accounts receivable...............................   (29.8)   (21.3)  (37.9)
          Inventories and other assets......................    (1.1)     0.2     0.1
          Accounts payable and accrued expenses.............     7.1      0.9    (0.1)
          Income taxes payable..............................    (0.3)      --      --
       Other................................................     0.7     (0.4)    0.2
                                                              ------   ------   -----
          Net cash provided by operating activities.........    57.5     45.3    45.4
Cash flows from investing activities:
  Purchase of property and equipment........................   (64.8)   (29.3)  (51.8)
  Investments in and advances to affiliates.................    (2.0)     0.1    (7.2)
  Other.....................................................    (0.2)    (0.1)    7.1
                                                              ------   ------   -----
          Net cash used in investing activities.............   (67.0)   (29.3)  (51.9)
Cash flows from financing activities:
  Increase (decrease) in long-term debt, net................    (0.4)    (1.1)     --
  Increase (decrease) in intercompany balances with
     Columbia/HCA, net......................................    22.4    (14.9)    6.5
                                                              ------   ------   -----
          Net cash provided by (used in) financing
            activities......................................    22.0    (16.0)    6.5
                                                              ------   ------   -----
Change in cash and cash equivalents.........................    12.5       --      --
Cash and cash equivalents at beginning of year..............      --       --      --
                                                              ------   ------   -----
Cash and cash equivalents at end of year....................  $ 12.5   $   --   $  --
                                                              ======   ======   =====
Interest payments...........................................  $ 21.2   $ 19.1   $15.4
Income tax payments.........................................  $ 15.4   $   --   $ 4.7
Supplemental non-cash financing activities:
  Assumption of debt from Columbia/HCA......................  $260.0   $   --   $  --
  Elimination of intercompany amounts payable to
     Columbia/HCA...........................................  $224.9   $   --   $  --

   The accompanying notes are an integral part of the consolidated financial statements.

                           LIFEPOINT HOSPITALS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (DOLLARS AND SHARES IN MILLIONS)

                                                                                           NOTES
                                             CAPITAL IN                                  RECEIVABLE
                            COMMON STOCK     EXCESS OF                     EQUITY,       FOR SHARES     UNEARNED
                           ---------------      PAR       ACCUMULATED   INVESTMENTS BY    SOLD TO         ESOP
                           SHARES   AMOUNT     VALUE        DEFICIT      COLUMBIA/HCA    EMPLOYEES    COMPENSATION   TOTAL
                           ------   ------   ----------   -----------   --------------   ----------   ------------   ------
Balance at December 31,
  1996...................     --     $ --     $    --       $   --          $128.0         $   --        $   --      $128.0
  Net income.............                                                     12.5                                     12.5
                            ----     ----     -------       ------          ------         ------        ------      ------
Balance at December 31,
  1997...................                                                    140.5                                    140.5
  Net loss...............                                                    (21.8)                                   (21.8)
                            ----     ----     -------       ------          ------         ------        ------      ------
Balance at December 31,
  1998...................                                                    118.7                                    118.7
  Net income before spin-
    off..................                                                      6.0                                      6.0
  Stock issued in
    connection with:
    Executive Stock
      Purchase Plan......    1.0                 10.2                                       (10.2)                       --
    Employee Stock
      Ownership Plan.....    0.3                 31.8                                                     (28.9)        2.9
    Issuance of stock
      options............                         1.6                                                                   1.6
  Assumption of debt from
    Columbia/HCA.........                      (260.0)                                                               (260.0)
  Elimination of
    intercompany debt to
    Columbia/HCA.........                       229.9                                                                 229.9
  Spin-off
    capitalization.......   29.9      0.3       124.4                       (124.7)                                      --
  Net loss after
    spin-off.............                                    (13.4)                                                   (13.4)
                            ----     ----     -------       ------          ------         ------        ------      ------
Balance at December 31,
  1999...................   31.2     $0.3     $ 137.9       $(13.4)         $   --         $(10.2)       $(28.9)     $ 85.7
                            ====     ====     =======       ======          ======         ======        ======      ======

   The accompanying notes are an integral part of the consolidated financial statements.

                           LIFEPOINT HOSPITALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND ACCOUNTING POLICIES

  Organization

     On May 11, 1999, Columbia/HCA Healthcare Corporation ("Columbia/HCA") completed the spin-off of its operations comprising the America Group to its shareholders by distributing all outstanding shares of LifePoint Hospitals, Inc. (the "Distribution"). LifePoint Hospitals, Inc., together with its subsidiaries, as appropriate, is hereinafter referred to as the "Company". A description of the Distribution and certain transactions with Columbia/HCA is included in Note 2.

     At December 31, 1999, the Company was comprised of 23 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Georgia, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming.

     On May 11, 1999, Columbia/HCA also completed the spin-off of a separate, independent company named Triad Hospitals, Inc.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company through the Company's direct or indirect ownership of a majority voting interest or exclusive rights granted to the Company by contract as the sole general partner to manage and control the ordinary course of the affiliates' business. All significant intercompany accounts and transactions within the Company have been eliminated in consolidation. Investments in entities which the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

  Use of Estimates

     The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

  Equity

     Equity for periods prior to the Distribution represents the net investment in the Company by Columbia/HCA. It includes Common Stock, additional paid-in-capital and net earnings.

  Revenues

     The Company's health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

     Revenues are recorded at estimated amounts due from patients and third-party payers for the health care services provided. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. The net adjustments to estimated settlements resulted in increases to revenues of $0.7 million, $1.2 million and $3.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                           LIFEPOINT HOSPITALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs. Columbia/HCA retains sole responsibility for, and will be entitled to, any Medicare, Medicaid or cost-based Blue Cross settlements relating to cost reporting periods ending on or prior to the Distribution. The net settlement payable estimated as of December 31, 1999 and 1998 and included in accounts receivable in the accompanying balance sheets approximated $5.1 million and $17.8 million, respectively.

     The Company provides care without charge to patients who are financially unable to pay for the health care services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues.

  Accounts Receivable

     The Company receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 1999, 1998 and 1997, approximately 47.4%, 48.9% and 50.5%, respectively, of the Company's revenues related to patients participating in the Medicare and Medicaid programs. Management recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. Management does not believe that there are any other significant concentrations of revenues from any particular payer that would subject it to any significant credit risks in the collection of its accounts receivable.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  Long-Lived Assets

  (a) Property and Equipment

     Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized.

     Depreciation expense, computed using the straight-line method, was $30.6 million, $27.1 million and $25.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from 3 to 10 years.

  (b) Intangible Assets

     Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities and are amortized using the straight-line method, generally over periods ranging from 30 to 40 years for hospital acquisitions. Noncompete agreements and debt issuance costs are amortized based upon the terms of the respective contracts or loans.

  (c) Deferred Loan Costs

     Deferred loan costs are included in intangible assets on the balance sheet and are amortized over the term of the related debt. In 1999, in connection with the Distribution, the Company recorded $9.8 million of deferred loan costs (net of accumulated amortization of $0.9 million).

     When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, the Company prepares projections of

                           LIFEPOINT HOSPITALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value.

  Income Taxes

     For the periods prior to the Distribution, Columbia/HCA filed consolidated federal and state income tax returns which included all of its eligible subsidiaries, including the Company. The provisions for income taxes (benefits) in the consolidated statements of operations for periods prior to the Distribution were computed on a separate return basis (i.e., assuming the Company had not been included in a consolidated income tax return with Columbia/HCA). All income tax payments for these periods were made by the Company through Columbia/HCA.

  Professional and General Liability Risks

     The Company is primarily self-insured for its professional and general liability risks. At December 31, 1999, the reserve for professional and general liability risks was $3.4 million. The reserves for self-insured professional and general liability losses and loss adjustment expenses are based on actuarially projected estimates discounted to their present value using a rate of 6%.

     Columbia/HCA assumed the liability for all professional and general liability claims incurred prior to the Distribution. Accordingly, at December 31, 1998, no reserve was recorded for professional and general liability risks.

     The cost of self-insurance for the years ended December 31, 1999, 1998 and 1997 was approximately $7.1 million, $6.8 million and $6.1 million, respectively.

  Intercompany Balances Payable to Columbia/HCA

     Intercompany balances for periods prior to the Distribution represent the net excess of funds transferred to or paid on behalf of the Company over funds transferred to the centralized cash management account of Columbia/HCA. Generally, this balance was increased by cash transfers from and payments of debt made by Columbia/HCA, construction project additions paid by Columbia/HCA, and certain fees and services provided by Columbia/HCA, including information systems services and other operating expenses, such as payroll, interest, insurance and income taxes. Generally, the balance was decreased through daily cash deposits by the Company to the account. The Company charged interest on the intercompany balances at various rates ranging from 6% to 10% and the interest computations were based on the outstanding balance at month end.

     In connection with the Distribution, all intercompany amounts payable by the Company to Columbia/ HCA were eliminated, and the Company assumed certain indebtedness from Columbia/HCA.

  Management Fees

     For the years ended December 31, 1998 and 1997 and for the period prior to the Distribution in 1999, Columbia/HCA incurred various corporate general and administrative expenses. These corporate overhead expenses were allocated to the Company based on net revenues. In the opinion of management, this allocation method was reasonable.

  Stock Based Compensation

     The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company recognizes no compensation expense for grants when the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

                           LIFEPOINT HOSPITALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Earnings Per Share

     Earnings per share ("EPS") is based on the weighted average number of common shares outstanding and dilutive stock options.

  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. Management does not anticipate that the adoption of the new statement will have a material effect on the financial condition or the results of operations of the Company.

NOTE 2 -- THE DISTRIBUTION AND TRANSACTIONS WITH COLUMBIA/HCA

     As a result of the Distribution, the Company became an independent, publicly-traded company. Owners of Columbia/HCA Common Stock received one share of the Company's Common Stock for every 19 shares of Columbia/HCA Common Stock held which resulted in approximately 29.9 million shares of the Company's Common Stock outstanding immediately after the Distribution. After the Distribution, Columbia/ HCA had no ownership in the Company. Immediately after the Distribution, however, certain Columbia/ HCA benefit plans received shares of the Company on behalf of Columbia/HCA employees.

     In connection with the Distribution, all intercompany amounts payable by the Company to Columbia/ HCA were eliminated and the Company assumed certain indebtedness from Columbia/HCA (see Note 8). In addition, the Company entered into various agreements with Columbia/HCA which are intended to facilitate orderly changes for both companies in a way which would be minimally disruptive to each entity. These agreements provide certain indemnities to the parties (see
Note 3), and provide for the allocation of tax and other assets, liabilities, and obligations arising from periods prior to the Distribution.

     In connection with the Distribution, Columbia/HCA received a ruling from the Internal Revenue Service (the "IRS") to the effect, among other things, that the Distribution would qualify as a tax-free reorganization under Section 355 and 368 of the Internal Revenue Code of 1986, as amended. Such a ruling, while generally binding upon the IRS, is subject to certain factual representations and assumptions provided by Columbia/HCA. The Company has agreed to certain restrictions on its future actions to provide further assurances that the Distribution will qualify as tax-free. Restrictions include, among other things, limitations on the liquidation, merger or consolidation with another company, certain issuances and redemptions of the Company's Common Stock and the sale or other disposition of assets. If the Company fails to abide by such restrictions and, as a result, the Distribution fails to qualify as a tax-free reorganization, the Company will be obligated to indemnify Columbia/HCA for any resulting tax liability, which could have a material adverse effect on the Company's financial position and results of operations.

NOTE 3 -- COLUMBIA/HCA INVESTIGATIONS, LITIGATION AND INDEMNIFICATION
          RIGHTS

     Columbia/HCA is currently the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. Management of Lifepoint understands that Columbia/HCA is cooperating in these investigations and that Columbia/HCA understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is the subject of a formal order of investigation by the Securities and Exchange Commission (the "Commission"). The Commission investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws. According to

                           LIFEPOINT HOSPITALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and TRICARE cost reports for the years 1992 and 1993 and on a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted on all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee and the government executed an agreement to defer prosecution for 18 months after which charges will be dismissed. The two convicted employees were sentenced in December 1999 and both have appealed to the 11th Circuit.

     Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act by submitting improper claims to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The government has intervened in six unsealed qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

     Columbia/HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions.

     It is too early to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigations will be commenced. If Columbia/HCA is found to have violated federal or state laws relating to Medicare, Medicaid or similar programs, Columbia/HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts in question in the qui tam and other actions are substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such actions. In addition, a number of derivative actions have been brought by purported stockholders of Columbia/HCA against certain current and former officers and directors of Columbia/HCA alleging breach of fiduciary duty and failure to take reasonable steps to ensure that Columbia/HCA did not engage in illegal practices.

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

     In connection with the Distribution, Columbia/HCA has agreed to indemnify the Company in respect of any losses which it may incur arising from the proceedings described above. Columbia/HCA has also agreed to indemnify the Company in respect of any losses, which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Distribution and relate to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by the Company as of the date of the Distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make cash payments to the Company based on amounts as defined in the Distribution Agreement by and among Columbia/HCA and the Company. The Company has agreed with Columbia/HCA that, in connection with the pending governmental investigations, it will negotiate with the government with respect to a compliance agreement setting forth the

                           LIFEPOINT HOSPITALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company's agreement to comply with applicable laws and regulations. If any of such indemnified matters were successfully asserted against the Company, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of the Company. Columbia/HCA has not indemnified the Company for losses relating to any acts, practices and omissions engaged in by the Company after the Distribution, whether or not the Company is indemnified for similar acts, practices and omissions occurring prior to the date of the Distribution.

NOTE 4 -- INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 consists of the following (dollars in millions):

                                                               1999     1998    1997
                                                              ------   ------   -----
Current:
  Federal...................................................  $  9.6   $  2.6   $ 6.5
  State.....................................................     1.5       --     1.1
                                                              ------   ------   -----
                                                                11.1      2.6     7.6
Deferred:
  Federal...................................................   (13.3)   (10.5)    3.6
  State.....................................................    (1.6)    (1.9)    0.5
                                                              ------   ------   -----
                                                               (14.9)   (12.4)    4.1
Increase in Valuation Allowance.............................     1.1       --      --
                                                              ------   ------   -----
          Total.............................................  $ (2.7)  $ (9.8)  $11.7
                                                              ======   ======   =====

     The valuation allowance increased by $1.1 million primarily as a result of state net operating loss carryforwards that management believes may not be fully utilized because of the uncertainty regarding the Company's ability to generate taxable income in certain states. Various subsidiaries have state net operating loss carryforwards of approximately $9.5 million with expiration dates through the year 2019.

     A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate on income (loss) from continuing operations before income taxes for the years ended December 31, 1999, 1998 and 1997 follows:

                                                              1999     1998    1997
                                                              -----    ----    ----
Federal statutory rate......................................   35.0%   35.0%   35.0%
State income taxes, net of federal income tax benefit.......   10.6     3.9     4.1
Non-deductible intangible assets............................   (3.0)   (2.6)    1.1
Valuation allowance.........................................  (10.8)     --      --
Other items, net............................................   (5.1)   (0.7)    0.5
                                                              -----    ----    ----
Effective income tax rate...................................   26.7%   35.6%   40.7%
                                                              =====    ====    ====

                           LIFEPOINT HOSPITALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows (dollars in millions):

                                                               1999     1998
                                                              ------   ------
Deferred tax liabilities:
  Depreciation and fixed asset basis differences............  $(18.4)  $(24.8)
  Other.....................................................    (0.6)    (0.6)
                                                              ------   ------
          Total deferred tax liabilities....................   (19.0)   (25.4)
                                                              ------   ------
Deferred tax assets:
  Provision for doubtful accounts...........................    14.3     11.4
  Employee compensation.....................................     5.9      2.6
  Other.....................................................     6.8      4.5
                                                              ------   ------
          Total deferred tax assets.........................    27.0     18.5
Valuation allowance.........................................    (1.1)      --
                                                              ------   ------
          Net deferred tax assets...........................    25.9     18.5
                                                              ------   ------
          Net deferred tax assets (liabilities).............  $  6.9   $ (6.9)
                                                              ======   ======

     The balance sheet classification of deferred income tax assets (liabilities) is as follows (in millions):

                                                              1999    1998
                                                              -----   -----
Current.....................................................  $19.4   $14.4
Long-term...................................................  (12.5)  (21.3)
                                                              -----   -----
Total.......................................................  $ 6.9   $(6.9)
                                                              =====   =====

     Columbia/HCA and the Company entered into a tax sharing and indemnification agreement. Under the agreement, Columbia/HCA maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods prior to the Distribution. In addition, the agreement provides that Columbia/HCA will generally be responsible for all taxes that are allocable to periods prior to the Distribution and Columbia/HCA and the Company will each be responsible for its own tax liabilities for periods after the Distribution.

     The agreement does not have an impact on the realization of deferred tax assets or the payment of deferred tax liabilities of the Company except to the extent that the temporary differences give rise to such deferred tax assets and liabilities after the Distribution and are adjusted as a result of final tax settlements after the Distribution. In the event of such adjustments, the tax sharing and indemnification agreement provides for certain payments between Columbia/HCA and the Company as appropriate.

NOTE 5 -- IMPAIRMENT OF LONG-LIVED ASSETS

     The Company has adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". SFAS No. 121 addresses accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets, and provides guidance for recognizing and measuring impairment losses. The statement requires that the carrying amount of impaired assets be reduced to fair value.

     During the fourth quarter of 1998, the Company decided to sell three hospital facilities that were identified as not compatible with the Company's operating plans, based upon management's review of all facilities, and giving consideration to current and expected market conditions and the current and expected capital needs in each market. At December 31, 1998, the carrying value before the impairment charge of the long-lived assets related to these hospital facilities was approximately $47.0 million. The carrying value was reduced to fair value, based on estimates of selling values at that time, for a total non-cash charge of $24.8

                           LIFEPOINT HOSPITALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

million. During the fourth quarter of 1999, the Company recorded an additional non-cash charge of $25.4 million (comprised of $22.4 million in further impairment charges for these facilities and $3.0 million in anticipated selling/closing costs, The remaining carrying value of the long-lived assets related to these hospital facilities of approximately $22.4 million was written down based on the revised selling values. Severance costs, if any, will be expensed when incurred at a later date. One of these three hospital facilities held for sale was sold subsequent to December 31, 1999 (see Note 16). The Company anticipates that the sales of the two remaining facilities will be completed during 2000. For the years ended December 31, 1999, 1998 and 1997, respectively, these facilities to be divested had net revenues of approximately $42.6 million, $48.0 million and $50.6 million and incurred income (loss) from continuing operations before income taxes (benefit) and the asset impairment charges of approximately $(3.8) million, $(2.9) million and $0.7 million.

     The Company recorded, during the third quarter of 1998, an impairment loss of approximately $1.3 million related to the write-off of intangibles and other long-lived assets of certain physician practices where the recorded asset values were not deemed to be fully recoverable based upon the operating results trends and projected future cash flows. These assets being held and used are now recorded at estimated fair value based upon discounted, estimated future cash flows.

     The impairment charges did not have a significant impact on the Company's cash flows and are not expected to significantly impact cash flows for future periods. As a result of the write-downs, depreciation and amortization expense related to these assets will decrease in future periods. In the aggregate, the net effect of the change in depreciation and amortization expense is not expected to have a material effect on operating results for future periods.

NOTE 6 -- DISCONTINUED OPERATIONS

     During 1998, the Company completed the divestiture of home health businesses for amounts approximating their carrying value. The Company implemented plans to sell the home health businesses during 1997 resulting in an estimated after-tax loss on sale of $3.4 million in 1997. The estimated loss on sale and operating results of the home health businesses are reflected as discontinued operations in the consolidated statement of operations.

     Revenues for the home health businesses disposed of were approximately $18.9 million and $55.3 million for the years ended December 31, 1998 and 1997, respectively.

NOTE 7 -- ACCOUNTING CHANGE

     During 1997, the Company changed its method of accounting for start-up costs. The change involved expensing these costs as incurred, rather than capitalizing and subsequently amortizing such costs. The Company believes the new method is preferable due to certain changes in business strategy and reviews of then emerging accounting guidance on accounting for similar (i.e., start-up, software system training and process reengineering) costs.

     The change in accounting principle resulted in the write-off of the costs capitalized as of January 1, 1997. The cumulative effect of the write-off, which totals $0.6 million (net of tax benefit), has been expensed and reflected in the statement of operations for the year ended December 31, 1997. The pro forma effect on the year ended December 31, 1997 follows (dollars in millions):

                                                                       1997
                                                              -----------------------
                                                              AS REPORTED   PRO FORMA
                                                              -----------   ---------
Income from continuing operations...........................     $17.1        $17.1
Net income..................................................     $12.5        $13.1

                           LIFEPOINT HOSPITALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- LONG-TERM DEBT

     Long-term debt consists of the following (in millions):

                                                                 DECEMBER
                                                              --------------
                                                               1999    1998
                                                              ------   -----
Bank Facilities.............................................  $110.0   $  --
Senior Subordinated Notes...................................   150.0      --
Other debt..................................................     0.2     0.6
                                                              ------   -----
                                                               260.2     0.6
Less current maturities.....................................    (3.1)   (0.3)
                                                              ------   -----
                                                              $257.1   $ 0.3
                                                              ======   =====

     Maturities of long-term debt at December 31, 1999 are as follows (in millions):

2000........................................................  $  3.1
2001........................................................     5.0
2002........................................................     7.1
2003........................................................     7.1
2004........................................................     7.1
Thereafter..................................................   230.8
                                                              ------
                                                              $260.2
                                                              ======

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

     As of December 31, 1999, $25 million of the $60 million term loan facility was drawn, with the remaining $35 million available for limited purposes to be drawn by May 11, 2000. The final payment under this term loan facility is due November 11, 2004.

     The $85 million term loan facility was drawn in full at the time of the Distribution. The final payment under this term loan is due November 11, 2005.

     The $65 million revolving credit facility is available for working capital and other general corporate purposes, and any outstanding amounts thereunder will be due and payable on November 11, 2004. No amounts were outstanding under this facility as of December 31, 1999.

     Repayments under the term loan facilities are due in quarterly installments with quarterly amortization based on annual amounts. Interest on the Bank Facilities is currently based on LIBOR plus 3.0% for the revolving credit facility and the $60 million term loan facility, and LIBOR plus 3.5% for the $85 million term loan facility. The weighted average interest rate on the Bank Facilities was approximately 9.9% at December 31, 1999. The Company also pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility and on the undrawn portion of the $60 million term loan facility.

     The Company's obligations under the Bank Facilities are guaranteed by its subsidiaries. These guarantees are secured by a pledge of substantially all of the subsidiaries' assets. The Credit Agreement requires that the Company comply with various financial ratios and tests and contains covenants, including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

                           LIFEPOINT HOSPITALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Senior Subordinated Notes

     On May 11, 1999, the Company assumed from Columbia/HCA $150 million in Senior Subordinated Notes maturing on May 15, 2009 and bearing interest at 10.75%. In November 1999, in a registered exchange offer, the Company issued a like aggregate principal amount of notes in exchange for these notes (the "Notes"). Interest is payable semi-annually. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

     The indenture pursuant to which the Notes were made contains certain covenants, including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

     The Notes are guaranteed jointly and severally on a full and unconditional basis by all of the Company's operating subsidiaries ("Subsidiary Guarantors"). The Company is a holding company with no operations apart from its ownership of the Subsidiary Guarantors. The aggregate assets, liabilities, equity and earnings of the Subsidiary Guarantors are substantially equivalent to the total assets, liabilities, equity and earnings of the Company and its subsidiaries on a consolidated basis.

     At December 31, 1999, all but one of the Subsidiary Guarantors were wholly owned and fully and unconditionally guaranteed the Notes. Separate financial statements and other disclosures of the wholly owned Subsidiary Guarantors are not presented because management believes that such separate financial statements and disclosures would not provide additional material information to investors.

     As of May 11, 1999, two of the Subsidiary Guarantors were not wholly owned and the guarantees of such non-wholly owned entities were limited. During the fourth quarter of 1999, the Company acquired ownership of the remaining interest in one such Subsidiary Guarantor, and the limitations on the guarantee of such Subsidiary Guarantor, as well as the limitations on the guarantee of the remaining non-wholly owned Subsidiary Guarantor, were eliminated. Therefore, at December 31, 1999, only one of the Company's consolidating subsidiaries, Dodge City Healthcare Group, L.P., was not wholly owned, although all assets, liabilities, equity and earnings of this entity fully and unconditionally, jointly and severally guarantee the Notes. The Company owns approximately 70% of the partnership interests in this mostly owned limited partnership.

     A summarized condensed consolidating balance sheet at December 31, 1999 and condensed consolidating statement of operations and condensed consolidating statement of cash flows for the year ended December 31, 1999 for the Company segregating the parent company, the issuer of the Notes, the combined wholly owned guarantor subsidiaries, the mostly owned guarantor subsidiary and eliminations are found below. Separate audited financial statements of the issuer of the Notes, LifePoint Hospitals Holdings, Inc. and the mostly owned guarantor subsidiary, Dodge City Healthcare Group, L.P., are included elsewhere in this filing. In addition, separate audited financial statements of Dodge City Healthcare Group, L.P. are being filed with the Securities and Exchange Commission.

                           LIFEPOINT HOSPITALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                           LifePoint Hospitals, Inc.
                Condensed Consolidating Statement of Operations
                      For The Year Ended December 31, 1999
                                 (in millions)

                                                     WHOLLY OWNED   MOSTLY OWNED
                                         ISSUER OF    GUARANTOR      GUARANTOR                    CONSOLIDATED
                                PARENT     NOTES     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                ------   ---------   ------------   ------------   ------------   ------------
Revenues......................  $   --    $   --        $482.5         $32.7          $   --         $515.2
Salaries and benefits.........      --        --         206.2          11.2              --          217.4
Supplies......................      --        --          60.0           4.2              --           64.2
Other operating expenses......     0.2        --         112.3           4.8              --          117.3
Provision for doubtful
  accounts....................      --        --          35.4           2.8              --           38.2
Depreciation and
  amortization................      --        --          29.7           1.7              --           31.4
Interest expense..............      --      17.7           5.1           0.6              --           23.4
Management fees...............      --        --           2.5           0.7              --            3.2
ESOP expense..................      --        --           2.9            --              --            2.9
Equity in earnings of
  affiliates..................     7.3      (7.0)           --            --            (0.3)            --
Impairment of long-lived
  assets......................      --        --          25.4            --              --           25.4
                                ------    ------        ------         -----          ------         ------
                                   7.5      10.7         479.5          26.0            (0.3)         523.4
                                ------    ------        ------         -----          ------         ------
Income (loss) before minority
  interests and income
  taxes.......................    (7.5)    (10.7)          3.0           6.7             0.3           (8.2)
Minority interests in earnings
  of consolidated entities....      --       1.9            --            --              --            1.9
                                ------    ------        ------         -----          ------         ------
Income (loss) before income
  taxes.......................    (7.5)    (12.6)          3.0           6.7             0.3          (10.1)
Provision (benefit) for income
  taxes.......................    (0.1)     (5.3)          2.7            --              --           (2.7)
                                ------    ------        ------         -----          ------         ------
          Net income (loss)...  $ (7.4)   $ (7.3)       $  0.3         $ 6.7          $  0.3         $ (7.4)
                                ======    ======        ======         =====          ======         ======

                           LIFEPOINT HOSPITALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                           LifePoint Hospitals, Inc.
                     Condensed Consolidating Balance Sheet
                               December 31, 1999
                                 (in millions)

                                                      WHOLLY OWNED   MOSTLY OWNED
                                          ISSUER OF    GUARANTOR      GUARANTOR                    CONSOLIDATED
                                 PARENT     NOTES     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                 ------   ---------   ------------   ------------   ------------   ------------
            ASSETS
Current assets:
  Cash and cash equivalents....  $  --     $   --       $  12.5         $   --        $    --        $  12.5
  Accounts receivable, net.....     --         --          41.4            5.3             --           46.7
  Inventories..................     --         --          13.1            1.2             --           14.3
  Deferred taxes and other
     current assets............     --         --          25.8            0.1             --           25.9
                                 -----     ------       -------         ------        -------        -------
                                    --         --          92.8            6.6             --           99.4
Property and equipment, at
  cost:
  Land.........................     --         --           7.6            0.3             --            7.9
  Buildings....................     --         --         194.2            9.9             --          204.1
  Equipment....................     --         --         250.3           10.3             --          260.6
  Construction in progress.....     --         --          20.2             --             --           20.2
                                 -----     ------       -------         ------        -------        -------
                                    --         --         472.3           20.5             --          492.8
Accumulated depreciation.......     --         --        (187.2)         (11.2)            --         (198.4)
                                 -----     ------       -------         ------        -------        -------
                                    --         --         285.1            9.3             --          294.4
Net investment in and advances
  to subsidiaries..............   85.7      333.2            --             --         (418.9)            --
Intangible assets, net.........     --        9.8           6.1           10.5             --           26.4
Other..........................     --         --           0.2             --             --            0.2
                                 -----     ------       -------         ------        -------        -------
                                 $85.7     $343.0       $ 384.2         $ 26.4        $(418.9)       $ 420.4
                                 =====     ======       =======         ======        =======        =======
    LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable.............  $  --     $   --       $  25.9         $  0.6        $    --        $  26.5
  Accrued salaries.............     --         --          14.7             --             --           14.7
  Other current liabilities....     --        2.5          10.1            0.3                          12.9
  Current maturities of
     long-term debt............     --        2.9           0.2             --             --            3.1
                                 -----     ------       -------         ------        -------        -------
                                    --        5.4          50.9            0.9             --           57.2

Intercompany balances to
  affiliates...................     --       (9.7)         (1.0)          10.7             --             --
Long-term debt.................     --      257.1            --             --             --          257.1
Deferred income taxes..........     --         --          12.5             --             --           12.5
Professional liability risks
  and other liabilities........     --         --           3.4             --             --            3.4
Minority interests in equity of
  consolidated entities........     --        4.5            --             --             --            4.5
Stockholders' equity...........   85.7       85.7         318.4           14.8         (418.9)          85.7
                                 -----     ------       -------         ------        -------        -------
                                 $85.7     $343.0       $ 384.2         $ 26.4        $(418.9)       $ 420.4
                                 =====     ======       =======         ======        =======        =======

                           LIFEPOINT HOSPITALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                           LifePoint Hospitals, Inc.
                Condensed Consolidating Statement of Cash Flows
                      For The Year Ended December 31, 1999
                                 (in millions)

                                                           WHOLLY OWNED   MOSTLY OWNED
                                               ISSUER OF    GUARANTOR      GUARANTOR                    CONSOLIDATED
                                      PARENT     NOTES     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                      ------   ---------   ------------   ------------   ------------   ------------
Cash flows from operating
  activities:
  Net income........................  $ (7.4)   $ (7.3)       $ 0.3           $6.7          $ 0.3          $(7.4)
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    ESOP expense....................      --        --          2.9             --             --            2.9
    Equity in earnings of
      affiliates....................     7.3      (7.0)          --             --           (0.3)            --
    Provision for doubtful
      accounts......................      --        --         35.4            2.8             --           38.2
    Depreciation and amortization...      --        --         29.7            1.7             --           31.4
    Amortization of deferred loan
      costs.........................      --        --          0.9             --             --            0.9
    Deferred income taxes
      (benefit).....................      --        --        (13.8)            --             --          (13.8)
    Impairment of long-lived
      assets........................      --        --         25.4             --             --           25.4
    Reserve for professional
      liability risk................      --        --          3.3             --             --            3.3
    Increase (decrease) in cash from
      operating assets and
      liabilities:
      Accounts receivable...........      --        --        (27.5)          (2.3)            --          (29.8)
      Inventories and other current
         assets.....................      --        --         (0.8)          (0.3)            --           (1.1)
      Accounts payable and accrued
         expenses...................      --      17.7        (10.3)          (0.3)            --            7.1
      Income taxes payable..........      --        --         (0.3)            --             --           (0.3)
    Other...........................     0.1       1.9         (1.3)            --             --            0.7
                                      ------    ------        -----           ----          -----          -----
         Net cash provided by
           operating activities.....      --       5.3         43.9            8.3             --           57.5

Cash flows from investing
  activities:
  Purchase of property and
    equipment, net..................      --        --        (63.6)          (1.2)            --          (64.8)
  Investments in and advances to
    affiliates......................      --        --         (2.0)            --             --           (2.0)
  Other.............................      --        --         (0.2)            --             --           (0.2)
                                      ------    ------        -----           ----          -----          -----
         Net cash provided by (used
           in) investing
           activities...............      --        --        (65.8)          (1.2)            --          (67.0)

Cash flows from financing
  activities:
  Decrease in long-term debt, net...      --        --         (0.1)          (0.3)            --           (0.4)
  Distributions.....................      --        --          6.0           (6.0)            --             --
  Increase (decrease) in
    intercompany balances with
    affiliates, net.................      --      (5.3)         6.1           (0.8)            --             --
  Increase (decrease) in
    intercompany balances with
    Columbia/HCA, net...............      --        --         22.4             --             --           22.4
                                      ------    ------        -----           ----          -----          -----
         Net cash provided by (used
           in) financing
           activities...............      --      (5.3)        34.4           (7.1)            --           22.0
                                      ------    ------        -----           ----          -----          -----
Change in cash and cash
  equivalents.......................      --        --         12.5             --             --           12.5
Cash and cash equivalents at
  beginning of period...............      --        --           --             --             --             --
                                      ------    ------        -----           ----          -----          -----
Cash and cash equivalents at end of
  period............................  $   --    $   --        $12.5           $ --          $  --          $12.5
                                      ======    ======        =====           ====          =====          =====

                           LIFEPOINT HOSPITALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- STOCK BENEFIT PLANS

     In connection with the Distribution, the Company adopted the 1998 Long-Term Incentive Plan, for which 5,425,000 shares of the Company's Common Stock have been reserved for issuance. The 1998 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of the Company. On the Distribution Date, approximately 591,900 stock options were granted under this plan, relating to pre-existing vested Columbia/HCA options. These options were granted at various prices, were exercisable on the date of grant, and expire at various dates not to exceed 10 years. Options to purchase an additional 2,740,000 shares were granted to the Company's employees under this plan with an exercise price of the fair market value on the date of grant. These options are exercisable beginning in part from the date of grant to five years after the date of grant. All options granted under this plan expire in 10 years from the date of grant. The Company also granted 340,000 options to Columbia/HCA executives with an exercise price of the fair market value on the date of grant. These options were exercisable on the date of grant and Columbia/HCA paid the Company $1.5 million in exchange for the issuance of these options.

     The Company also adopted the Executive Stock Purchase Plan, in which 1,000,000 shares of the Company's Common Stock were reserved and subsequently issued. The Executive Stock Purchase Plan grants a right to specified executives of the Company to purchase shares of Common Stock from the Company. The Company loaned each participant in the plan 100% of the purchase price of the Company's Common Stock at the fair value based on the date of purchase (approximately $10.2 million), on a full recourse basis at interest rates ranging from 5.2% to 5.3%. The loans are reflected as a reduction to stockholders' equity as "Notes receivable for shares sold to employees". In addition, such executives have been granted options equal to three-quarters of a share for each share purchased. As of December 31, 1999, options to purchase 750,000 shares had been issued pursuant to the 1998 Long-Term Incentive Plan. The exercise price of these stock options is equal to the fair value on the date of grant. The options expire in 10 years and are exercisable 50% on the date of grant and 50% five years after the Distribution.

     In addition, the Company has a Management Stock Purchase Plan which provides to certain designated employees an opportunity to purchase restricted shares of its Common Stock at a discount through payroll deductions over six month intervals. Shares of Common Stock reserved for this plan were 250,000 at December 31, 1999. Approximately 54,000 restricted shares will be issued to employees in the first quarter of 2000 under this plan.

     The Company also adopted an Outside Directors Plan for which 175,000 shares of the Company's Common Stock have been reserved for issuance. In June 1999, approximately 20,000 options were granted under such plan to non-employee directors. These options are exercisable beginning in part from the date of grant to three years after the date of grant and expire 10 years after grant.

     In addition, the Company granted an option to purchase 50,000 shares of the Company to The LifePoint Community Foundation. The exercise price of the stock option is equal to the fair value on the date of grant.

     In connection with the Distribution, the Company established the LifePoint Employee Stock Ownership Plan ("ESOP"). The ESOP purchased from the Company approximately 8.3% of the Company's Common Stock at fair market value (approximately 2.8 million shares at $11.50 per share). Shares will be allocated ratably to employee accounts over the next 10 years beginning in fiscal year 1999. The shares held by the ESOP which have not yet been allocated to employee accounts are included in shareholders' equity as "Unearned ESOP Compensation". Unearned ESOP shares are released at historical cost upon being allocated to employee accounts. The fair value of unearned ESOP shares was $29.7 million at December 31, 1999. ESOP expense is recognized using the average market price of shares committed to be released during the accounting period with any difference between the average market price and the cost being charged or credited to capital in excess of par value. As the shares are committed to be released, the shares become outstanding for earnings per share calculations.

                           LIFEPOINT HOSPITALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Presented below is a summary of stock option activity for 1999:

                                                    STOCK     OPTION PRICE   WEIGHTED AVERAGE
                                                   OPTIONS     PER SHARE      EXERCISE PRICE
                                                  ---------   ------------   ----------------
Balances, December 31, 1998.....................         --   $        --         $   --
  Conversion of Columbia/HCA options............    591,900    0.07-18.38          12.12
  Granted.......................................  3,900,000    7.63-12.00          10.62
  Exercised.....................................     (9,300)   0.18-12.33           9.01
  Cancelled.....................................    (71,200)   0.18-18.38          12.63
                                                  ---------
Balances, December 31, 1999.....................  4,411,400    0.07-18.38          10.79
                                                  =========

     At December 31, 1999, there were 1,179,300 options available for grant.

     The following table summarizes information regarding the options outstanding at December 31, 1999:

                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                          ------------------------------------   ----------------------
                                         WEIGHTED
                                          AVERAGE     WEIGHTED                 WEIGHTED
                            NUMBER       REMAINING    AVERAGE      NUMBER      AVERAGED
                          OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES  AT 12/31/99      LIFE        PRICE     AT 12/31/99    PRICE
------------------------  -----------   -----------   --------   -----------   --------
    $ 0.07 to $ 7.18          18,200         1         $ 0.53        18,200     $0.53
      0.18 to   5.81          11,700         2           0.74        11,700      0.74
      3.56 to   8.76          78,700         3           5.64        78,700      5.64
      5.56 to  10.99          14,000         4           6.96        14,000      6.96
     11.67 to  13.21         105,500         5          11.89       105,500     11.89
     12.18 to  14.98          93,900         6          12.34        93,900     12.34
     14.16 to  17.73         133,500         7          16.51       133,500     16.51
     12.99 to  18.38          44,800         8          18.35        44,800     18.35
     12.20 to  15.64          29,100         9          13.03        29,100     13.03
      7.63 to  12.00       3,882,000        10          10.62     1,266,100     10.61
                           ---------                              ---------
                           4,411,400                              1,795,500
                           =========                              =========

     If the Company had measured compensation cost for the stock options granted during 1999 under the fair value based method prescribed by SFAS No. 123, the net loss would have been changed to the pro forma amounts set forth below:

                                                              AS REPORTED   PRO FORMA
                                                              -----------   ---------
Net loss (in millions)......................................    $ (7.4)      $ (8.1)
Earnings (loss) per share:
  Basic.....................................................     (0.24)       (0.26)
  Diluted...................................................     (0.24)       (0.26)

     The fair values of options converted and granted used to compute pro forma net loss disclosures were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                                1999
                                                              ---------
Risk free interest rate.....................................   5.2-7.6%
Expected life...............................................  4.7 years
Expected volatility.........................................      35.0%
Expected dividend yield.....................................       0.0%

     The weighted-average fair value of options converted and granted during 1999 was $3.73.

                           LIFEPOINT HOSPITALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- RETIREMENT PLANS

     The Company sponsors defined contribution employee benefit plans covering substantially all employees. These plans require the Company to make matching contributions with the Company's stock at certain percentages from the ESOP that was established upon the Distribution (see Note 9). ESOP expense was $2.9 million for the year ended December 31, 1999.

     Prior to the Distribution, the Company participated in Columbia/HCA's defined contribution retirement plans, which covered substantially all employees. Benefits were determined primarily as a percentage of a participant's earned income and were vested over specific periods of employee service. Certain plans also required the Company to make matching contributions at certain percentages. The cost of these plans was $5.3 million, and $5.9 million during 1998, and 1997, respectively. Amounts approximately equal to expense for these plans were funded annually. After the Distribution, the Company no longer participated in these plans.

NOTE 11 -- CONTINGENCIES

  Significant Legal Proceedings

     Various lawsuits, claims and legal proceedings have been and are expected to be instituted or asserted against Columbia/HCA and the Company, including those relating to shareholder derivative and class action complaints; purported class action lawsuits filed by patients and payers alleging, in general, improper and fraudulent billing, coding and physician referrals, as well as other violations of law; certain qui tam or "whistleblower" actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients, as well as other violations and litigation matters. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that the Company's results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies. (See Note 3, for a description of the ongoing government investigations and Columbia/HCA's obligations to indemnify the Company with respect to losses incurred by the Company arising from such governmental investigations and related proceedings.)

  General Liability Claims

     The Company is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions claimants may ask for punitive damages against the Company which are usually not covered by insurance. It is management's opinion that the ultimate resolution of pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

  Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician normally over a period of one year to assist in establishing his or her practice. Amounts committed to be advanced approximated $11.6 million at December 31, 1999. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician's private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven prorata over a period of 48 months contingent upon the physician continuing to practice in the respective community. It is management's opinion that amounts actually advanced and not repaid will not have a material adverse effect on the Company's results of operations or financial position.

                           LIFEPOINT HOSPITALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12 -- OTHER CURRENT LIABILITIES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

     A summary of other current liabilities as of December 31 follows (in millions):

                                                              1999    1998
                                                              -----   -----
Employee benefit plan.......................................  $ 2.7   $ 7.0
Accrued interest related to long-term debt..................    2.6      --
Taxes, other than income....................................    0.3     3.6
Other.......................................................    7.3     4.0
                                                              -----   -----
                                                              $12.9   $14.6
                                                              =====   =====

     A summary of activity in the Company's allowances for doubtful accounts follows (in millions):

                                                                      ADDITIONS      ACCOUNTS
                                                        BALANCES AT   CHARGED TO   WRITTEN OFF,    BALANCE
                                                         BEGINNING    COSTS AND       NET OF       AT END
                                                         OF PERIOD     EXPENSES     RECOVERIES    OF PERIOD
                                                        -----------   ----------   ------------   ---------
Allowance for doubtful accounts:
  Year ended December 31, 1997........................     $29.5        $34.5         $(26.5)       $37.5
  Year ended December 31, 1998........................      37.5         41.6          (30.8)        48.3
  Year ended December 31, 1999........................      48.3         38.2          (36.2)        50.3

NOTE 13 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations (dollars and shares in millions, except per share amounts):

                                                               1999     1998    1997
                                                              ------   ------   -----
Numerator (a):
  Income (loss) from continuing operations..................  $ (7.4)  $(17.7)  $17.1
Denominator (b):
  Share reconciliation:
  Shares used for basic earnings (loss) per share...........    30.5     30.0    30.0
     Effect of dilutive securities (c):
       Stock options and other..............................      --       --     0.2
                                                              ------   ------   -----
  Shares used for diluted earnings (loss) per share.........    30.5     30.0    30.2
                                                              ======   ======   =====
Earnings (loss) per share:
  Basic earnings (loss) per share from continuing
     operations.............................................  $(0.24)  $(0.59)  $0.57
                                                              ======   ======   =====
  Diluted earnings (loss) per share from continuing
     operations.............................................  $(0.24)  $(0.59)  $0.57
                                                              ======   ======   =====

---------------

(a) Amount is used for both basic and diluted earnings (loss) per share computations since there is no earnings effect related to the dilutive securities.
(b) The Company expected to issue 30,000,000 shares of Common Stock at the time of the Distribution. Earnings per share information has been presented as if the 30,000,000 shares has been outstanding for the years ended December 31, 1998 and 1997.
(c) The dilutive effect of approximately 0.1 million and 0.2 million shares, related to stock options, for the years ended December 31, 1999 and 1998, respectively, was not included in the computation of diluted loss per share because to do so would have been antidilutive for those periods.

                           LIFEPOINT HOSPITALS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximates fair value.

     The carrying value of long-term debt (including current portion) was $260.2 million for the year ended December 31, 1999. The fair value of long-term debt (including current portion) was $264.7 million for the year ended December 31, 1999. The fair value of the Notes has been determined using the quoted market price at December 31, 1999. The fair values of the remaining long-term debt are estimated using discounted cash flows, based on the Company's incremental borrowing rates.

NOTE 15 -- UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The quarterly interim financial information shown below has been prepared by the Company's management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

                                                                            1999
                                                              ---------------------------------
                                                              FIRST    SECOND   THIRD    FOURTH
                                                              ------   ------   ------   ------
Revenues....................................................  $134.2   $128.2   $125.4   $127.4
Net income (loss)...........................................     4.0      1.0      1.1    (13.5)(a)
Basic and diluted earnings (loss) per share.................    0.13     0.04     0.03    (0.44)(a)

                                                                            1998
                                                             -----------------------------------
                                                             FIRST    SECOND   THIRD      FOURTH
                                                             ------   ------   ------     ------
Revenues...................................................  $130.0   $124.4   $124.7     $119.3
Net income (loss)..........................................     1.6      1.5     (2.2)(b)  (22.7)(c)
Basic and diluted earnings (loss) per share................    0.05     0.05    (0.07)(b)  (0.76)(c)

---------------

(a) During the fourth quarter of 1999, the Company recorded a $25.4 million pre-tax charge ($16.2 million after tax) related to the impairment of certain long-lived assets (See Note 5 -- Impairment of Long-Lived Assets).
(b) During the third quarter of 1998, the Company recorded a $1.3 million pre-tax charge ($0.8 million after-tax) related to the impairment of certain long-lived assets. (See Note 5 -- Impairment of Long-Lived Assets).
(c) During the fourth quarter of 1998, the Company recorded a $24.8 million pre-tax charge ($15.1 million after-tax) related to the impairment of certain long-lived assets. (See Note 5 -- Impairment of Long-Lived Assets).

NOTE 16 -- SUBSEQUENT EVENTS

     On January 31, 2000, the Company completed an amendment to its Credit Agreement to revise certain financial definitions and to increase the amount of permitted investments made by the Company, effective December 31, 1999.

     On January 31, 2000, the Company sold Trinity Hospital in Erin, Tennessee. Trinity Hospital was one of the Company's hospital facilities held for sale as discussed in Note 5.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder
LifePoint Hospitals Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of LifePoint Hospitals Holdings, Inc., a wholly-owned subsidiary of LifePoint Hospitals, Inc., as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the management of LifePoint Hospitals Holdings, Inc. (the "Company"). Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Hospitals Holdings, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 7 to the consolidated financial statements, effective January 1, 1997, the Company changed its method of accounting for start-up costs.
                                          ERNST & YOUNG LLP

Nashville, Tennessee
January 31, 2000

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                                               1999     1998     1997
                                                              ------   ------   ------
Revenues....................................................  $515.2   $498.4   $487.6

Salaries and benefits.......................................   217.4    220.8    196.6
Supplies....................................................    64.2     62.0     55.0
Other operating expenses....................................   117.1    117.2    119.5
Provision for doubtful accounts.............................    38.2     41.6     34.5
Depreciation and amortization...............................    31.4     28.3     27.4
Interest expense............................................    23.4     19.1     15.4
Management fees.............................................     3.2      8.9      8.2
ESOP expense................................................     2.9       --       --
Impairment of long-lived assets.............................    25.4     26.1       --
                                                              ------   ------   ------
                                                               523.2    524.0    456.6
                                                              ------   ------   ------
Income (loss) from continuing operations before minority
  interests and income taxes................................    (8.0)   (25.6)    31.0
Minority interests in earnings of consolidated entities.....     1.9      1.9      2.2
                                                              ------   ------   ------
Income (loss) from continuing operations before income
  taxes.....................................................    (9.9)   (27.5)    28.8
Provision (benefit) for income taxes........................    (2.6)    (9.8)    11.7
                                                              ------   ------   ------
Income (loss) from continuing operations....................    (7.3)   (17.7)    17.1
Discontinued operations:
  Loss from operations, net of income tax benefit of $2.6
     and $0.1 for the years ended December 31, 1998 and 1997
     respectively...........................................      --     (4.1)    (0.6)
  Estimated loss on disposal, net of income tax benefit of
     $2.4...................................................      --       --     (3.4)
Cumulative effect of accounting change, net of income tax
  benefit of $0.4...........................................      --       --     (0.6)
                                                              ------   ------   ------
     Net income (loss)......................................  $ (7.3)  $(21.8)  $ 12.5
                                                              ======   ======   ======

   The accompanying notes are an integral part of the consolidated financial statements.

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               1999      1998
                                                              -------   -------
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................  $  12.5   $    --
  Accounts receivable, less allowances for doubtful accounts
     of $50.3 and $48.3 at December 31, 1999 and 1998.......     46.7      36.4
  Inventories...............................................     14.3      14.0
  Deferred taxes and other current assets...................     25.9      18.6
                                                              -------   -------
                                                                 99.4      69.0
Property and equipment, at cost:
  Land......................................................      7.9       7.2
  Buildings.................................................    204.1     203.1
  Equipment.................................................    260.6     221.9
  Construction in progress (estimated cost to complete and
     equip after December 31, 1999 -- $15.9)................     20.2      10.4
                                                              -------   -------
                                                                492.8     442.6
Accumulated depreciation....................................   (198.4)   (176.2)
                                                              -------   -------
                                                                294.4     266.4
Intangible assets, net of accumulated amortization of $8.6
  and $6.9 at December 31, 1999 and 1998....................     26.4      15.2
Other.......................................................      0.2       4.4
                                                              -------   -------
                                                              $ 420.4   $ 355.0
                                                              =======   =======
                            LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable..........................................  $  26.5   $  15.5
  Accrued salaries..........................................     14.7      11.7
  Other current liabilities.................................     12.9      14.6
  Current maturities of long-term debt......................      3.1       0.3
                                                              -------   -------
                                                                 57.2      42.1

Intercompany balances payable to Columbia/HCA...............       --     167.6
Long-term debt..............................................    257.1       0.3
Deferred taxes..............................................     12.5      21.3
Professional liability risks and other liabilities..........      3.4       0.1
Minority interests in equity of consolidated entities.......      4.5       4.9
Stockholder's equity:
  Common stock, $0.01 par value; 1,000 shares authorized;
     999 shares outstanding at December 31, 1999............       --        --
  Capital in excess of par value............................     99.0        --
  Accumulated deficit.......................................    (13.3)       --
  Equity, investments by Columbia/HCA.......................       --     118.7
                                                              -------   -------
                                                                 85.7     118.7
                                                              -------   -------
                                                              $ 420.4   $ 355.0
                                                              =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                       LIFEPOINT HOSPITALS HOLDINGS, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                                               1999     1998    1997
                                                              ------   ------   -----
Cash flows from operating activities:
  Net income (loss).........................................  $ (7.3)  $(21.8)  $12.5
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       ESOP expense.........................................     2.9       --      --
       Provision for doubtful accounts......................    38.2     41.6    34.5
       Depreciation and amortization........................    31.4     28.3    27.4
       Amortization of deferred loan costs..................     0.9       --      --
       Deferred income taxes (benefit)......................   (13.8)   (12.4)    4.1
       Impairment of long-lived assets......................    25.4     26.1      --
       Loss from discontinued operations....................      --      4.1     4.0
       Cumulative affect of accounting change...............      --       --     0.6
       Reserve for professional liability risk..............     3.3       --      --
       Increase (decrease) in cash from operating assets and
        liabilities:
          Accounts receivable...............................   (29.8)   (21.3)  (37.9)
          Inventories and other assets......................    (1.1)     0.2     0.1
          Accounts payable and accrued expenses.............     7.1      0.9    (0.1)
          Income taxes payable..............................    (0.3)      --      --
       Other................................................     0.6     (0.4)    0.2
                                                              ------   ------   -----
          Net cash provided by operating activities.........    57.5     45.3    45.4

Cash flows from investing activities:
  Purchase of property and equipment........................   (64.8)   (29.3)  (51.8)
  Investments in and advances to affiliates.................    (2.0)     0.1    (7.2)
  Other.....................................................    (0.2)    (0.1)    7.1
                                                              ------   ------   -----
          Net cash used in investing activities.............   (67.0)   (29.3)  (51.9)

Cash flows from financing activities:
  Increase (decrease) in long-term debt, net................    (0.4)    (1.1)     --
  Increase (decrease) in intercompany balances with
     Columbia/HCA, net......................................    22.4    (14.9)    6.5
                                                              ------   ------   -----
          Net cash provided by (used in) financing
            activities......................................    22.0    (16.0)    6.5
                                                              ------   ------   -----
Change in cash and cash equivalents.........................    12.5       --      --
Cash and cash equivalents at beginning of year..............      --       --      --
                                                              ------   ------   -----
Cash and cash equivalents at end of year....................  $ 12.5   $   --   $  --
                                                              ======   ======   =====
Interest payments...........................................  $ 21.2   $ 19.1   $15.4
Income tax payments.........................................  $ 15.4   $   --   $ 4.7
Supplemental non-cash financing activities:
  Assumption of debt from Columbia/HCA......................  $260.0   $   --   $  --
  Elimination of intercompany amounts payable to
     Columbia/HCA...........................................  $224.9   $   --   $  --

   The accompanying notes are an integral part of the consolidated financial statements.

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

                                                                CAPITAL IN
                                               COMMON STOCK     EXCESS OF                     EQUITY,
                                              ---------------      PAR       ACCUMULATED   INVESTMENTS BY
                                              SHARES   AMOUNT     VALUE        DEFICIT      COLUMBIA/HCA    TOTAL
                                              ------   ------   ----------   -----------   --------------   ------
Balance at December 31, 1996................     --     $ --     $    --       $   --          $128.0       $128.0
  Net income................................                                                     12.5         12.5
                                               ----     ----     -------       ------          ------       ------
Balance at December 31, 1997................                                                    140.5        140.5
  Net loss..................................                                                    (21.8)       (21.8)
                                               ----     ----     -------       ------          ------       ------
Balance at December 31, 1998................                                                    118.7        118.7
  Net income before spin-off................                                                      6.0          6.0
  Assumption of debt from Columbia/HCA......                      (260.0)                                   (260.0)
  Elimination of intercompany debt to
    Columbia/HCA............................                       229.9                                     229.9
  Spin-off capitalization...................    999                124.7                       (124.7)          --
  Equity contribution from LifePoint........                         4.4                                       4.4
  Net loss after spin-off...................                                    (13.3)                       (13.3)
                                               ----     ----     -------       ------          ------       ------
Balance at December 31, 1999................    999     $ --     $  99.0       $(13.3)         $   --       $ 85.7
                                               ====     ====     =======       ======          ======       ======

   The accompanying notes are an integral part of the consolidated financial statements.

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND ACCOUNTING POLICIES

  Organization

     LifePoint Hospitals Holdings, Inc. ("Holdings" or the "Company") is a wholly owned subsidiary of LifePoint Hospitals, Inc. ("LifePoint"). LifePoint has limited independent operations and net assets other than through its ownership of the Company and indirect ownership of the Company's subsidiaries.

     On May 11, 1999, Columbia/HCA Healthcare Corporation ("Columbia/HCA") completed the spin-off of its operations comprising the America Group to its shareholders by distributing all outstanding shares of LifePoint (the "Distribution"). A description of the Distribution and certain transactions with Columbia/HCA is included in Note 2.

     At December 31, 1999, the Company was comprised of 23 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Georgia, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming.

     On May 11, 1999, Columbia/HCA also completed the spin-off of a separate, independent company named Triad Hospitals, Inc.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company through the Company's direct or indirect ownership of a majority voting interest or exclusive rights granted to the Company by contract as the sole general partner to manage and control the ordinary course of the affiliates' business. All significant intercompany accounts and transactions within the Company have been eliminated in consolidation. Investments in entities which the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

  Use of Estimates

     The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

  Equity

     Equity for periods prior to the Distribution represents the net investment in the Company by Columbia/HCA. It includes Common Stock, additional paid-in-capital and net earnings.

  Revenues

     The Company's health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

     Revenues are recorded at estimated amounts due from patients and third-party payers for the health care services provided. Settlements under reimbursement agreements with third-party payers are estimated and

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. The net adjustments to estimated settlements resulted in increases to revenues of $0.7 million, $1.2 million and $3.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs. Columbia/HCA retains sole responsibility for, and will be entitled to, any Medicare, Medicaid or cost-based Blue Cross settlements relating to cost reporting periods ending on or prior to the Distribution. The net settlement payable estimated as of December 31, 1999 and 1998 and included in accounts receivable in the accompanying balance sheets approximated $5.1 million and $17.8 million, respectively.

     The Company provides care without charge to patients who are financially unable to pay for the health care services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues.

  Accounts Receivable

     The Company receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 1999, 1998 and 1997, approximately 47.4%, 48.9% and 50.5%, respectively, of the Company's revenues related to patients participating in the Medicare and Medicaid programs. Management recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. Management does not believe that there are any other significant concentrations of revenues from any particular payer that would subject it to any significant credit risks in the collection of its accounts receivable.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  Long-Lived Assets

  (a) Property and Equipment

     Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized.

     Depreciation expense, computed using the straight-line method, was $30.6 million, $27.1 million and $25.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from 3 to 10 years.

  (b) Intangible Assets

     Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities and are amortized using the straight-line method, generally over periods ranging from 30 to 40 years for hospital acquisitions. Noncompete agreements and debt issuance costs are amortized based upon the terms of the respective contracts or loans.

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (c) Deferred Loan Costs

     Deferred loan costs are included in intangible assets on the balance sheet and are amortized over the term of the related debt. In 1999, in connection with the Distribution, the Company recorded $9.8 million of deferred loan costs (net of accumulated amortization of $0.9 million).

     When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value.

  Income Taxes

     For the period subsequent to the Distribution, the Company is included in the consolidated federal tax return of LifePoint. The Company's tax provision is determined as if the Company, along with its subsidiaries, prepared its tax return on a separate return basis.

     For the periods prior to the Distribution, Columbia/HCA filed consolidated federal and state income tax returns which included all of its eligible subsidiaries, including the Company. The provisions for income taxes (benefits) in the consolidated statements of operations for periods prior to the Distribution were computed on a separate return basis (i.e., assuming the Company had not been included in a consolidated income tax return with Columbia/HCA). All income tax payments for these periods were made by the Company through Columbia/HCA.

  Professional and General Liability Risks

     The Company is primarily self-insured for its professional and general liability risks. At December 31, 1999, the reserve for professional and general liability risks was $3.4 million. The reserves for self-insured professional and general liability losses and loss adjustment expenses are based on actuarially projected estimates discounted to their present value using a rate of 6%.

     Columbia/HCA assumed the liability for all professional and general liability claims incurred prior to the Distribution. Accordingly, at December 31, 1998, no reserve was recorded for professional and general liability risks.

     The cost of self-insurance for the years ended December 31, 1999, 1998 and 1997 was approximately $7.1 million, $6.8 million and $6.1 million, respectively.

  Intercompany Balances Payable to Columbia/HCA

     Intercompany balances for periods prior to the Distribution represent the net excess of funds transferred to or paid on behalf of the Company over funds transferred to the centralized cash management account of Columbia/HCA. Generally, this balance was increased by cash transfers from and payments of debt made by Columbia/HCA, construction project additions paid by Columbia/HCA, and certain fees and services provided by Columbia/HCA, including information systems services and other operating expenses, such as payroll, interest, insurance and income taxes. Generally, the balance was decreased through daily cash deposits by the Company to the account. The Company charged interest on the intercompany balances at various rates ranging from 6% to 10% and the interest computations were based on the outstanding balance at month end.

     In connection with the Distribution, all intercompany amounts payable by the Company to Columbia/ HCA were eliminated, and the Company assumed certain indebtedness from Columbia/HCA.

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Equity Contributions from LifePoint

     Equity activity of LifePoint which benefits the Company is accounted for as an equity contribution from LifePoint. Contributions during fiscal 1999 primarily represent the costs associated with the allocation of LifePoint Common Stock to the Company's employees under the LifePoint Employee Stock Ownership Plan and equity transactions of LifePoint for which cash was received by the Company on behalf of LifePoint.

  Management Fees

     For the years ended December 31, 1998 and 1997 and for the period prior to the Distribution in 1999, Columbia/HCA incurred various corporate general and administrative expenses. These corporate overhead expenses were allocated to the Company based on net revenues. In the opinion of management, this allocation method was reasonable.

  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. Management does not anticipate that the adoption of the new statement will have a material effect on the financial condition or the results of operations of the Company.

NOTE 2 -- THE DISTRIBUTION AND TRANSACTIONS WITH COLUMBIA/HCA

     As a result of the Distribution, LifePoint became an independent, publicly-traded company. Owners of Columbia/HCA Common Stock received one share of LifePoint's Common Stock for every 19 shares of Columbia/HCA Common Stock held which resulted in approximately 29.9 million shares of the LifePoint Common Stock outstanding immediately after the Distribution. After the Distribution, Columbia/HCA had no ownership in LifePoint. Immediately after the Distribution, however, certain Columbia/HCA benefit plans received shares of LifePoint on behalf of Columbia/HCA employees.

     In connection with the Distribution, all intercompany amounts payable by the Company to Columbia/ HCA were eliminated and the Company assumed certain indebtedness from Columbia/HCA (see Note 8). In addition, LifePoint, on behalf of the Company, entered into various agreements with Columbia/HCA which are intended to facilitate orderly changes for both companies in a way which would be minimally disruptive to each entity. These agreements provide certain indemnities to the parties (see Note 3), and provide for the allocation of tax and other assets, liabilities, and obligations arising from periods prior to the Distribution.

     In connection with the Distribution, Columbia/HCA received a ruling from the Internal Revenue Service (the "IRS") to the effect, among other things, that the Distribution would qualify as a tax-free reorganization under Section 355 and 368 of the Internal Revenue Code of 1986, as amended. Such a ruling, while generally binding upon the IRS, is subject to certain factual representations and assumptions provided by Columbia/HCA. LifePoint has agreed to certain restrictions on its future actions to provide further assurances that the Distribution will qualify as tax-free. Restrictions include, among other things, limitations on the liquidation, merger or consolidation with another company, certain issuances and redemptions of LifePoint's Common Stock and the sale or other disposition of assets. If LifePoint fails to abide by such restrictions and, as a result, the Distribution fails to qualify as a tax-free reorganization, LifePoint will be obligated to indemnify Columbia/HCA for any resulting tax liability, which could have a material adverse effect on LifePoint's and the Company's financial position and results of operations.

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- COLUMBIA/HCA INVESTIGATIONS, LITIGATION AND INDEMNIFICATION
          RIGHTS

     Columbia/HCA is currently the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. Management of the Company understands that Columbia/HCA is cooperating in these investigations and that Columbia/HCA understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is the subject of a formal order of investigation by the Securities and Exchange Commission (the "Commission"). The Commission investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws. According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and TRICARE cost reports for the years 1992 and 1993 and on a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted on all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee and the government executed an agreement to defer prosecution for 18 months after which charges will be dismissed. The two convicted employees were sentenced in December 1999 and both have appealed to the 11th Circuit.

     Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act by submitting improper claims to the government for reimbursement. The lawsuits seek damages of three times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The government has intervened in six unsealed qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

     Columbia/HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions.

     It is too early to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigations will be commenced. If Columbia/HCA is found to have violated federal or state laws relating to Medicare, Medicaid or similar programs, Columbia/HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts in question in the qui tam and other actions are substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such actions. In addition, a number of derivative actions have been brought by purported stockholders of Columbia/HCA against certain current and former officers and directors of Columbia/HCA alleging breach of fiduciary duty and failure to take reasonable steps to ensure that Columbia/HCA did not engage in illegal practices.

     Management believes that the ongoing governmental investigations and related media coverage may have had a negative effect on Columbia/HCA's results of operations (which include the Company for the periods prior to the date of the Distribution which are presented herein). The extent to which LifePoint and the Company may or may not continue to be affected after the Distribution by the ongoing investigations of Columbia/HCA, the initiation of additional investigations, if any, and the related media coverage cannot be predicted. It is possible that these matters could have a material adverse effect on the financial condition or results of operations of LifePoint and the Company in future periods.

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with the Distribution, Columbia/HCA has agreed to indemnify LifePoint and the Company in respect of any losses which it may incur arising from the proceedings described above. Columbia/ HCA has also agreed to indemnify LifePoint and the Company in respect of any losses, which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Distribution and relate to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by the Company as of the date of the Distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make cash payments to LifePoint based on amounts as defined in the Distribution Agreement by and among Columbia/ HCA and LifePoint. LifePoint, on behalf of the Company, has agreed with Columbia/HCA that, in connection with the pending governmental investigations, it will negotiate with the government with respect to a compliance agreement setting forth the Company's agreement to comply with applicable laws and regulations. If any of such indemnified matters were successfully asserted against LifePoint or the Company, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of LifePoint and the Company. Columbia/HCA has not indemnified LifePoint nor the Company for losses relating to any acts, practices and omissions engaged in by LifePoint and the Company after the Distribution, whether or not LifePoint or the Company is indemnified for similar acts, practices and omissions occurring prior to the date of the Distribution.

NOTE 4 -- INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 consists of the following (dollars in millions):

                                                               1999     1998    1997
                                                              ------   ------   -----
Current:
  Federal...................................................  $  9.7   $  2.6   $ 6.5
  State.....................................................     1.5       --     1.1
                                                              ------   ------   -----
                                                                11.2      2.6     7.6
Deferred:
  Federal...................................................   (13.3)   (10.5)    3.6
  State.....................................................    (1.6)    (1.9)    0.5
                                                              ------   ------   -----
                                                               (14.9)   (12.4)    4.1
Increase in Valuation Allowance.............................     1.1       --      --
                                                              ------   ------   -----
          Total.............................................  $ (2.6)  $ (9.8)  $11.7
                                                              ======   ======   =====

     The valuation allowance increased by $1.1 million primarily as a result of state net operating loss carryforwards that management believes may not be fully utilized because of the uncertainty regarding the Company's ability to generate taxable income in certain states. Various subsidiaries have state net operating loss carryforwards of approximately $9.5 million with expiration dates through the year 2019.

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate on income (loss) from continuing operations before income taxes for the years ended December 31, 1999, 1998 and 1997 follows:

                                                              1999     1998    1997
                                                              -----    ----    ----
Federal statutory rate......................................   35.0%   35.0%   35.0%
State income taxes, net of federal income tax benefit.......   10.7     3.9     4.1
Non-deductible intangible assets............................   (3.1)   (2.6)    1.1
Valuation allowance.........................................  (10.7)     --      --
Other items, net............................................   (5.6)   (0.7)    0.5
                                                              -----    ----    ----
Effective income tax rate...................................   26.3%   35.6%   40.7%
                                                              =====    ====    ====

     Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows (dollars in millions):

                                                               1999     1998
                                                              ------   ------
Deferred tax liabilities:
  Depreciation and fixed asset basis differences............  $(18.4)  $(24.8)
  Other.....................................................    (0.6)    (0.6)
                                                              ------   ------
          Total deferred tax liabilities....................   (19.0)   (25.4)
                                                              ------   ------
Deferred tax assets:
  Provision for doubtful accounts...........................    14.3     11.4
  Employee compensation.....................................     5.9      2.6
  Other.....................................................     6.8      4.5
                                                              ------   ------
          Total deferred tax assets.........................    27.0     18.5
Valuation allowance.........................................    (1.1)      --
                                                              ------   ------
          Net deferred tax assets...........................    25.9     18.5
                                                              ------   ------
          Net deferred tax assets (liabilities).............  $  6.9   $ (6.9)
                                                              ======   ======

     The balance sheet classification of deferred income tax assets (liabilities) is as follows (in millions):

                                                              1999    1998
                                                              -----   -----
Current.....................................................  $19.4   $14.4
Long-term...................................................  (12.5)  (21.3)
                                                              -----   -----
Total.......................................................  $ 6.9   $(6.9)
                                                              =====   =====

     Columbia/HCA and LifePoint entered into a tax sharing and indemnification agreement. Under the agreement, Columbia/HCA maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods prior to the Distribution. In addition, the agreement provides that Columbia/HCA will generally be responsible for all taxes that are allocable to periods prior to the Distribution and Columbia/HCA and LifePoint, on behalf of the Company, will each be responsible for its own tax liabilities for periods after the Distribution.

     The agreement does not have an impact on the realization of deferred tax assets or the payment of deferred tax liabilities of the Company except to the extent that the temporary differences give rise to such deferred tax assets and liabilities after the Distribution and are adjusted as a result of final tax settlements after the Distribution. In the event of such adjustments, the tax sharing and indemnification agreement provides for certain payments between Columbia/HCA and LifePoint, on behalf of the Company, as appropriate.

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5 -- IMPAIRMENT OF LONG-LIVED ASSETS

     The Company has adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". SFAS No. 121 addresses accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets, and provides guidance for recognizing and measuring impairment losses. The statement requires that the carrying amount of impaired assets be reduced to fair value.

     During the fourth quarter of 1998, the Company decided to sell three hospital facilities that were identified as not compatible with the Company's operating plans, based upon management's review of all facilities, and giving consideration to current and expected market conditions and the current and expected capital needs in each market. At December 31, 1998, the carrying value before the impairment charge of the long-lived assets related to these hospital facilities was approximately $47.0 million. The carrying value was reduced to fair value, based on estimates of selling values at that time, for a total non-cash charge of $24.8 million. During the fourth quarter of 1999, the Company recorded an additional non-cash charge of $25.4 million (comprised of $22.4 million in further impairment charges for these facilities and $3.0 million in anticipated selling/closing costs). The remaining carrying value of the long-lived assets related to these hospital facilities was written down based on the revised selling values. Severance costs, if any, will be expensed when incurred at a later date. One of these three hospital facilities held for sale was sold subsequent to December 31, 1999 (see Note 16). The Company anticipates that the sales of the two remaining facilities will be completed during 2000. For the years ended December 31, 1999, 1998 and 1997, respectively, these facilities to be divested had net revenues of approximately $42.6 million, $48.0 million and $50.6 million and incurred income (loss) from continuing operations before income taxes (benefit) and the asset impairment charges of approximately $(3.8) million, $(2.9) million and $0.7 million.

     The Company recorded, during the third quarter of 1998, an impairment loss of approximately $1.3 million related to the write-off of intangibles and other long-lived assets of certain physician practices where the recorded asset values were not deemed to be fully recoverable based upon the operating results trends and projected future cash flows. These assets being held and used are now recorded at estimated fair value based upon discounted, estimated future cash flows.

     The impairment charges did not have a significant impact on the Company's cash flows and are not expected to significantly impact cash flows for future periods. As a result of the write-downs, depreciation and amortization expense related to these assets will decrease in future periods. In the aggregate, the net effect of the change in depreciation and amortization expense is not expected to have a material effect on operating results for future periods.

NOTE 6 -- DISCONTINUED OPERATIONS

     During 1998, the Company completed the divestiture of home health businesses for amounts approximating their carrying value. The Company implemented plans to sell the home health businesses during 1997 resulting in an estimated after-tax loss on sale of $3.4 million in 1997. The estimated loss on sale and operating results of the home health businesses are reflected as discontinued operations in the consolidated statement of operations.

     Revenues for the home health businesses disposed of were approximately $18.9 million and $55.3 million for the years ended December 31, 1998 and 1997, respectively.

NOTE 7 -- ACCOUNTING CHANGE

     During 1997, the Company changed its method of accounting for start-up costs. The change involved expensing these costs as incurred, rather than capitalizing and subsequently amortizing such costs. The Company believes the new method is preferable due to certain changes in business strategy and reviews of

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

then emerging accounting guidance on accounting for similar (i.e., start-up, software system training and process reengineering) costs.

     The change in accounting principle resulted in the write-off of the costs capitalized as of January 1, 1997. The cumulative effect of the write-off, which totals $0.6 million (net of tax benefit), has been expensed and reflected in the statement of operations for the year ended December 31, 1997. The pro forma effect on the year ended December 31, 1997 follows (dollars in millions):

                                                                       1997
                                                              -----------------------
                                                              AS REPORTED   PRO FORMA
                                                              -----------   ---------
Income from continuing operations...........................     $17.1        $17.1
Net income..................................................     $12.5        $13.1

NOTE 8 -- LONG-TERM DEBT

     Long-term debt consists of the following (in millions):

                                                                 DECEMBER
                                                              --------------
                                                               1999    1998
                                                              ------   -----
Bank Facilities.............................................  $110.0   $  --
Senior Subordinated Notes...................................   150.0      --
Other debt..................................................     0.2     0.6
                                                              ------   -----
                                                               260.2     0.6
Less current maturities.....................................    (3.1)   (0.3)
                                                              ------   -----
                                                              $257.1   $ 0.3
                                                              ======   =====

     Maturities of long-term debt at December 31, 1999 are as follows (in millions):

2000........................................................  $  3.1
2001........................................................     5.0
2002........................................................     7.1
2003........................................................     7.1
2004........................................................     7.1
Thereafter..................................................   230.8
                                                              ------
                                                              $260.2
                                                              ======

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

     As of December 31, 1999, $25 million of the $60 million term loan facility was drawn, with the remaining $35 million available for limited purposes to be drawn by May 11, 2000. The final payment under this term loan facility is due November 11, 2004.

     The $85 million term loan facility was drawn in full at the time of the Distribution. The final payment under this term loan is due November 11, 2005.

     The $65 million revolving credit facility is available for working capital and other general corporate purposes, and any outstanding amounts thereunder will be due and payable on November 11, 2004. No amounts were outstanding under this facility as of December 31, 1999.

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Repayments under the term loan facilities are due in quarterly installments with quarterly amortization based on annual amounts. Interest on the Bank Facilities is currently based on LIBOR plus 3.0% for the revolving credit facility and the $60 million term loan facility, and LIBOR plus 3.5% for the $85 million term loan facility. The weighted average interest rate on the Bank Facilities was approximately 9.9% at December 31, 1999. The Company also pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility and on the undrawn portion of the $60 million term loan facility.

     The Company's obligations under the Bank Facilities are guaranteed by its subsidiaries. These guarantees are secured by a pledge of substantially all of the subsidiaries' assets. The Credit Agreement requires that the Company comply with various financial ratios and tests and contains covenants, including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

  Senior Subordinated Notes

     On May 11, 1999, the Company assumed from Columbia/HCA $150 million in Senior Subordinated Notes maturing on May 15, 2009 and bearing interest at 10.75%. In November 1999, in a registered exchange offer, the Company issued a like aggregate principal amount of notes in exchange for these notes (the "Notes"). Interest is payable semi-annually. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

     The indenture pursuant to which the Notes were made contains certain covenants, including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

     The Notes are guaranteed jointly and severally on a full and unconditional basis by all of the Company's operating subsidiaries ("Subsidiary Guarantors"). The Company is a holding company with limited operations apart from its ownership of the Subsidiary Guarantors. The aggregate assets, liabilities, equity and earnings of the Subsidiary Guarantors are substantially equivalent to the total assets, liabilities, equity and earnings of the Company and its subsidiaries on a consolidated basis.

     At December 31, 1999, all but one of the Subsidiary Guarantors were wholly owned and fully and unconditionally guaranteed the Notes. Separate financial statements and other disclosures of the wholly owned Subsidiary Guarantors are not presented because management believes that such separate financial statements and disclosures would not provide additional material information to investors.

     As of May 11, 1999, two of the Subsidiary Guarantors were not wholly owned and the guarantees of such non-wholly owned entities were limited. During the fourth quarter of 1999, the Company acquired ownership of the remaining interest in one such Subsidiary Guarantor, and the limitations on the guarantee of such Subsidiary Guarantor, as well as the limitations on the guarantee of the remaining non-wholly owned Subsidiary Guarantor, were eliminated. Therefore, at December 31, 1999, only one of the Company's consolidating subsidiaries, Dodge City Healthcare Group, L.P., was not wholly owned, although all assets, liabilities, equity and earnings of this entity fully and unconditionally, jointly and severally guarantee the Notes. The Company owns approximately 70% of the partnership interests in this mostly owned limited partnership.

     A summarized condensed consolidating balance sheet at December 31, 1999 and condensed consolidating statement of operations and condensed consolidating statement of cash flows for the year ended December 31, 1999 for the Company segregating the parent company, the combined wholly owned guarantor subsidiaries, the mostly owned guarantor subsidiary and eliminations are found below. Separate audited financial statements of the mostly owned guarantor subsidiary, Dodge City Healthcare Group, L.P., are being filed with the Securities and Exchange Commission and are included elsewhere in this filing.

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                       LifePoint Hospitals Holdings, Inc.
                Condensed Consolidating Statement of Operations
                      For the Year Ended December 31, 1999
                                 (in millions)

                                                 WHOLLY OWNED   MOSTLY OWNED
                                                  GUARANTOR      GUARANTOR                    CONSOLIDATED
                                        PARENT   SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                        ------   ------------   ------------   ------------   ------------
Revenues..............................  $   --      $482.5         $32.7          $   --         $515.2
Salaries and benefits.................      --       206.2          11.2              --          217.4
Supplies..............................      --        60.0           4.2              --           64.2
Other operating expenses..............      --       112.3           4.8              --          117.1
Provision for doubtful accounts.......      --        35.4           2.8              --           38.2
Depreciation and amortization.........      --        29.7           1.7              --           31.4
Interest expense......................    17.7         5.1           0.6              --           23.4
Management fees.......................      --         2.5           0.7              --            3.2
ESOP expense..........................      --         2.9            --              --            2.9
Equity in earnings of affiliates......    (7.0)         --            --             7.0             --
Impairment of long-lived assets.......      --        25.4            --              --           25.4
                                        ------      ------         -----          ------         ------
                                          10.7       479.5          26.0             7.0          523.2
                                        ------      ------         -----          ------         ------
Income (loss) before minority
  interests and income taxes..........   (10.7)        3.0           6.7            (7.0)          (8.0)
Minority interests in earnings of
  consolidated entities...............     1.9          --            --              --            1.9
                                        ------      ------         -----          ------         ------
Income (loss) before income taxes.....   (12.6)        3.0           6.7            (7.0)          (9.9)
Provision (benefit) for income
  taxes...............................    (5.3)        2.7            --              --           (2.6)
                                        ------      ------         -----          ------         ------
          Net income (loss)...........  $ (7.3)     $  0.3         $ 6.7          $ (7.0)        $ (7.3)
                                        ======      ======         =====          ======         ======

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                       LifePoint Hospitals Holdings, Inc.
                     Condensed Consolidating Balance Sheet
                               December 31, 1999
                                 (in millions)

                                                 WHOLLY OWNED   MOSTLY OWNED
                                                  GUARANTOR      GUARANTOR                    CONSOLIDATED
                                        PARENT   SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                ASSETS                  ------   ------------   ------------   ------------   ------------
Current assets:
  Cash and cash equivalents...........  $   --     $  12.5         $   --        $    --        $  12.5
  Accounts receivable, net............      --        41.4            5.3             --           46.7
  Inventories.........................      --        13.1            1.2             --           14.3
  Deferred taxes and other current
     assets...........................      --        25.8            0.1             --           25.9
                                        ------     -------         ------        -------        -------
                                            --        92.8            6.6             --           99.4
Property and equipment, at cost:
  Land................................      --         7.6            0.3             --            7.9
  Buildings...........................      --       194.2            9.9             --          204.1
  Equipment...........................      --       250.3           10.3             --          260.6
  Construction in progress............      --        20.2             --             --           20.2
                                        ------     -------         ------        -------        -------
                                            --       472.3           20.5             --          492.8
Accumulated depreciation..............      --      (187.2)         (11.2)            --         (198.4)
                                        ------     -------         ------        -------        -------
                                            --       285.1            9.3             --          294.4
Net investment in and advances to
  subsidiaries........................   333.2          --             --         (333.2)            --
Intangible assets, net................     9.8         6.1           10.5             --           26.4
Other.................................      --         0.2             --             --            0.2
                                        ------     -------         ------        -------        -------
                                        $343.0     $ 384.2         $ 26.4        $(333.2)       $ 420.4
                                        ======     =======         ======        =======        =======
        LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable....................  $   --     $  25.9         $  0.6        $    --        $  26.5
  Accrued salaries....................      --        14.7             --             --           14.7
  Other current liabilities...........     2.5        10.1            0.3                          12.9
  Current maturities of long-term
     debt.............................     2.9         0.2             --             --            3.1
                                        ------     -------         ------        -------        -------
                                           5.4        50.9            0.9             --           57.2
Intercompany balances to affiliates...    (9.7)       (1.0)          10.7             --             --
Long-term debt........................   257.1          --             --             --          257.1
Deferred income taxes.................      --        12.5             --             --           12.5
Professional liability risks and other
  liabilities.........................      --         3.4             --             --            3.4
Minority interests in equity of
  consolidated entities...............     4.5          --             --             --            4.5
Stockholders' equity..................    85.7       318.4           14.8         (333.2)          85.7
                                        ------     -------         ------        -------        -------
                                        $343.0     $ 384.2         $ 26.4        $(333.2)       $ 420.4
                                        ======     =======         ======        =======        =======

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                       LifePoint Hospitals Holdings, Inc.
                Condensed Consolidating Statement of Cash Flows
                      For the Year Ended December 31, 1999
                                 (in millions)

                                                 WHOLLY OWNED   MOSTLY OWNED
                                                  GUARANTOR      GUARANTOR                    CONSOLIDATED
                                        PARENT   SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                        ------   ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income..........................  $ (7.3)     $ 0.3           $6.7          ($7.0)         $(7.3)
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     ESOP expense.....................      --        2.9             --             --            2.9
     Provision for doubtful
       accounts.......................      --       35.4            2.8             --           38.2
     Depreciation and amortization....      --       29.7            1.7             --           31.4
     Amortization of deferred loan
       costs..........................      --        0.9             --             --            0.9
     Deferred income taxes
       (benefit)......................      --      (13.8)            --             --          (13.8)
     Impairment of long-lived
       assets.........................      --       25.4             --             --           25.4
     Reserve for professional
       liability risk.................      --        3.3             --             --            3.3
     Equity in earnings of
       affiliates.....................    (7.0)        --             --            7.0             --
     Increase (decrease) in cash from
       operating assets and
       liabilities:
       Accounts receivable............      --      (27.5)          (2.3)            --          (29.8)
       Inventories and other current
          assets......................      --       (0.8)          (0.3)            --           (1.1)
       Accounts payable and accrued
          expenses....................    17.7      (10.3)          (0.3)            --            7.1
       Income taxes payable...........      --       (0.3)            --             --           (0.3)
     Other............................     1.9       (1.3)            --             --            0.6
                                        ------      -----           ----          -----          -----
          Net cash provided by
            operating activities......     5.3       43.9            8.3             --           57.5
Cash flows from investing activities:
  Purchase of property and equipment,
     net..............................      --      (63.6)          (1.2)            --          (64.8)
  Investments in and advances to
     affiliates.......................      --       (2.0)            --             --           (2.0)
  Other...............................      --       (0.2)            --             --           (0.2)
                                        ------      -----           ----          -----          -----
          Net cash used in investing
            activities................      --      (65.8)          (1.2)            --          (67.0)
Cash flows from financing activities:
  Decrease in long-term debt, net.....      --       (0.1)          (0.3)            --           (0.4)
  Distributions.......................      --        6.0           (6.0)            --             --
  Increase (decrease) in intercompany
     balances with affiliates, net....    (5.3)       6.1           (0.8)            --             --
  Increase (decrease) in intercompany
     balances with Columbia/HCA,
     net..............................      --       22.4             --             --           22.4
                                        ------      -----           ----          -----          -----
          Net cash provided by (used
            in) financing
            activities................    (5.3)      34.4           (7.1)            --           22.0
                                        ------      -----           ----          -----          -----
Change in cash and cash equivalents...      --       12.5             --             --           12.5
Cash and cash equivalents at beginning
  of period...........................      --         --             --             --             --
                                        ------      -----           ----          -----          -----
Cash and cash equivalents at end of
  period..............................  $   --      $12.5           $ --          $  --          $12.5
                                        ======      =====           ====          =====          =====

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- PARTICIPATION IN STOCK BENEFIT PLANS OF LIFEPOINT

     In connection with the Distribution, LifePoint adopted the 1998 Long-Term Incentive Plan, for which 5,425,000 shares of LifePoint's Common Stock have been reserved for issuance. The 1998 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of the Company. On the Distribution Date, approximately 591,900 stock options were granted under this plan, relating to pre-existing vested Columbia/HCA options. These options were granted at various prices, were exercisable on the date of grant, and expire at various dates not to exceed 10 years. Options to purchase an additional 2,740,000 shares were granted to the Company's employees under this plan with an exercise price of the fair market value on the date of grant. These options are exercisable beginning in part from the date of grant to five years after the date of grant. All options granted under this plan expire in 10 years from the date of grant. LifePoint also granted 340,000 options to Columbia/HCA executives with an exercise price of the fair market value on the date of grant. These options were exercisable on the date of grant and Columbia/HCA paid the Company, on behalf of LifePoint, $1.5 million in exchange for LifePoint's issuance of these options.

     LifePoint also adopted the Executive Stock Purchase Plan, in which 1,000,000 shares of LifePoint's Common Stock were reserved and subsequently issued. The Executive Stock Purchase Plan grants a right to specified executives of the Company to purchase shares of Common Stock from LifePoint. LifePoint loaned each participant in the plan 100% of the purchase price of LifePoint's Common Stock at the fair value based on the date of purchase (approximately $10.2 million), on a full recourse basis at interest rates ranging from 5.2% to 5.3%. The loans are reflected as a reduction to stockholders' equity as "Notes receivable for shares sold to employees". In addition, such executives have been granted options equal to three-quarters of a share for each share purchased. As of December 31, 1999, options to purchase 750,000 shares had been issued pursuant to the 1998 Long-Term Incentive Plan. The exercise price of these stock options is equal to the fair value on the date of grant. The options expire in 10 years and are exercisable 50% on the date of grant and 50% five years after the Distribution.

     In addition, LifePoint has a Management Stock Purchase Plan which provides to certain designated employees an opportunity to purchase restricted shares of LifePoint's Common Stock at a discount through payroll deductions over six month intervals. Shares of Common Stock reserved for this plan were 250,000 at December 31, 1999. Approximately 54,000 restricted shares will be issued to employees in the first quarter of 2000 under this plan.

     LifePoint also adopted an Outside Directors Plan for which 175,000 shares of LifePoint's Common Stock have been reserved for issuance. In June 1999, approximately 20,000 options were granted under such plan to non-employee directors. These options are exercisable beginning in part from the date of grant to three years after the date of grant and expire 10 years after grant.

     In addition, LifePoint granted an option to purchase 50,000 shares of LifePoint to The LifePoint Community Foundation. The exercise price of the stock option is equal to the fair value on the date of grant.

     In connection with the Distribution, LifePoint established the LifePoint Employee Stock Ownership Plan ("ESOP"). The ESOP purchased from LifePoint approximately 8.3% of LifePoint's Common Stock at fair market value (approximately 2.8 million shares at $11.50 per share). Shares will be allocated ratably to employee accounts over the next 10 years beginning in fiscal year 1999. The shares held by the ESOP which have not yet been allocated to employee accounts are included in LifePoint's shareholders' equity as "Unearned ESOP Compensation". Unearned ESOP shares are released at historical cost upon being allocated to employee accounts. The fair value of unearned ESOP shares were $29.7 million at December 31, 1999. ESOP expense is allocated by LifePoint to the Company and is recognized by using the average market price of LifePoint shares committed to be released during the accounting period.

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Presented below is a summary of LifePoint's stock option activity for 1999:

                                                    STOCK     OPTION PRICE   WEIGHTED AVERAGE
                                                   OPTIONS     PER SHARE      EXERCISE PRICE
                                                  ---------   ------------   ----------------
Balances, December 31, 1998.....................         --   $        --         $   --
  Conversion of Columbia/HCA options............    591,900    0.07-18.38          12.12
  Granted.......................................  3,900,000    7.63-12.00          10.62
  Exercised.....................................     (9,300)   0.18-12.33           9.01
  Cancelled.....................................    (71,200)   0.18-18.38          12.63
                                                  ---------
Balances, December 31, 1999.....................  4,411,400    0.07-18.38          10.79
                                                  =========

     At December 31, 1999, there were 1,179,300 LifePoint options available for grant.

     The following table summarizes information regarding LifePoint's options outstanding at December 31, 1999:

                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                          ------------------------------------   ----------------------
                                         WEIGHTED
                                          AVERAGE     WEIGHTED                 WEIGHTED
                            NUMBER       REMAINING    AVERAGE      NUMBER      AVERAGED
                          OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES  AT 12/31/99      LIFE        PRICE     AT 12/31/99    PRICE
------------------------  -----------   -----------   --------   -----------   --------
    $ 0.07 to $ 7.18          18,200         1         $ 0.53        18,200     $0.53
      0.18 to   5.81          11,700         2           0.74        11,700      0.74
      3.56 to   8.76          78,700         3           5.64        78,700      5.64
      5.56 to  10.99          14,000         4           6.96        14,000      6.96
     11.67 to  13.21         105,500         5          11.89       105,500     11.89
     12.18 to  14.98          93,900         6          12.34        93,900     12.34
     14.16 to  17.73         133,500         7          16.51       133,500     16.51
     12.99 to  18.38          44,800         8          18.35        44,800     18.35
     12.20 to  15.64          29,100         9          13.03        29,100     13.03
      7.63 to  12.00       3,882,000        10          10.62     1,266,100     10.61
                           ---------                              ---------
                           4,411,400                              1,795,500
                           =========                              =========

     If the Company issued the above noted options during 1999 under the same terms and conditions and had measured compensation cost for the stock options granted under the fair value based method prescribed by SFAS No. 123, the net loss of the Company would have been changed to the pro forma amounts set forth below:

                                                              AS REPORTED   PRO FORMA
                                                              -----------   ---------
Net loss (in millions)......................................    $ (7.3)      $ (8.0)

     The fair values of options converted and granted used to compute pro forma net loss disclosures were estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                                1999
                                                              ---------
Risk free interest rate.....................................   5.2-7.6%
Expected life...............................................  4.7 years
Expected volatility.........................................      35.0%
Expected dividend yield.....................................       0.0%

     The weighted-average fair value of options converted and granted during 1999 was $3.73.

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- RETIREMENT PLANS

     The Company participates in defined contribution employee benefit plans sponsored by LifePoint which cover substantially all employees. These plans require LifePoint to make matching contributions with LifePoint's stock at certain percentages from the ESOP that was established upon the Distribution (see Note 9). ESOP expense was $2.9 million for the year ended December 31, 1999.

     Prior to the Distribution, the Company participated in Columbia/HCA's defined contribution retirement plans, which covered substantially all employees. Benefits were determined primarily as a percentage of a participant's earned income and were vested over specific periods of employee service. Certain plans also required the Company to make matching contributions at certain percentages. The cost of these plans was $5.3 million, and $5.9 million during 1998, and 1997, respectively. Amounts approximately equal to expense for these plans were funded annually. After the Distribution, the Company no longer participated in these plans.

NOTE 11 -- CONTINGENCIES

  Significant Legal Proceedings

     Various lawsuits, claims and legal proceedings have been and are expected to be instituted or asserted against Columbia/HCA and LifePoint, including those relating to shareholder derivative and class action complaints; purported class action lawsuits filed by patients and payers alleging, in general, improper and fraudulent billing, coding and physician referrals, as well as other violations of law; certain qui tam or "whistleblower" actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients, as well as other violations and litigation matters. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that LifePoint's and the Company's results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies. (See Note 3, for a description of the ongoing government investigations and Columbia/HCA's obligations to indemnify LifePoint and the Company with respect to losses incurred by LifePoint and the Company arising from such governmental investigations and related proceedings.)

  General Liability Claims

     The Company is subject to claims and suits arising in the ordinary course of business, including claims for personal injuries or wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions claimants may ask for punitive damages against the Company which are usually not covered by insurance. It is management's opinion that the ultimate resolution of pending claims and legal proceedings will not have a material adverse effect on the Company's results of operations or financial position.

  Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician normally over a period of one year to assist in establishing his or her practice. Amounts committed to be advanced approximated $11.6 million at December 31, 1999. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician's private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven prorata over a period of 48 months contingent upon the physician continuing to practice in the respective community. It is management's opinion

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

that amounts actually advanced and not repaid will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 12 -- OTHER CURRENT LIABILITIES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

     A summary of other current liabilities as of December 31 follows (in millions):

                                                              1999    1998
                                                              -----   -----
Employee benefit plan.......................................  $ 2.7   $ 7.0
Accrued interest related to long-term debt..................    2.6      --
Taxes, other than income....................................    0.3     3.6
Other.......................................................    7.3     4.0
                                                              -----   -----
                                                              $12.9   $14.6
                                                              =====   =====

     A summary of activity in the Company's allowances for doubtful accounts follows (in millions):

                                                                      ADDITIONS      ACCOUNTS
                                                        BALANCES AT   CHARGED TO   WRITTEN OFF,    BALANCE
                                                         BEGINNING    COSTS AND       NET OF       AT END
                                                         OF PERIOD     EXPENSES     RECOVERIES    OF PERIOD
                                                        -----------   ----------   ------------   ---------
Allowance for doubtful accounts:
  Year ended December 31, 1997........................     $29.5        $34.5         $(26.5)       $37.5
  Year ended December 31, 1998........................      37.5         41.6          (30.8)        48.3
  Year ended December 31, 1999........................      48.3         38.2          (36.2)        50.3

NOTE 13 -- EARNINGS PER SHARE

     Because the Company is a wholly owned subsidiary of LifePoint, earnings
(loss) per share is not meaningful and, therefore, is not presented.

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximates fair value.

     The carrying value of long-term debt (including current portion) was $260.2 million for the year ended December 31, 1999. The fair value of long-term debt (including current portion) was $264.7 million for the year ended December 31, 1999. The fair value of the Notes has been determined using the quoted market price at December 31, 1999. The fair values of the remaining long-term debt are estimated using discounted cash flows, based on the Company's incremental borrowing rates.

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 15 -- UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The quarterly interim financial information shown below has been prepared by the Company's management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

                                                                            1999
                                                              ---------------------------------
                                                              FIRST    SECOND   THIRD    FOURTH
                                                              ------   ------   ------   ------
Revenues....................................................  $134.2   $128.2   $125.4   $127.4
Net income (loss)...........................................     4.0      1.0      1.2    (13.5)(a)

                                                                            1998
                                                             -----------------------------------
                                                             FIRST    SECOND   THIRD      FOURTH
                                                             ------   ------   ------     ------
Revenues...................................................  $130.0   $124.4   $124.7     $119.3
Net income (loss)..........................................     1.6      1.5     (2.2)(b)  (22.7)(c)

---------------

(a) During the fourth quarter of 1999, the Company recorded a $25.4 million pre-tax charge ($16.2 million after tax) related to the impairment of certain long-lived assets (See Note 5 -- Impairment of Long-Lived Assets).
(b) During the third quarter of 1998, the Company recorded a $1.3 million pre-tax charge ($0.8 million after-tax) related to the impairment of certain long-lived assets. (See Note 5 -- Impairment of Long-Lived Assets).
(c) During the fourth quarter of 1998, the Company recorded a $24.8 million pre-tax charge ($15.1 million after-tax) related to the impairment of certain long-lived assets. (See Note 5 -- Impairment of Long-Lived Assets).

NOTE 16 -- SUBSEQUENT EVENTS

     On January 31, 2000, the Company completed an amendment to its Credit Agreement to revise certain financial definitions and to increase the amount of permitted investments made by the Company, effective December 31, 1999.

     On January 31, 2000, the Company sold Trinity Hospital in Erin, Tennessee. Trinity Hospital was one of the Company's hospital facilities held for sale as discussed in Note 5.

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Dodge City Healthcare Group, L.P.

     We have audited the accompanying balance sheets of Dodge City Healthcare Group, L.P. (a Kansas limited partnership) (the "Partnership") as of December 31, 1999 and 1998, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dodge City Healthcare Group, L.P. (a Kansas limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Nashville, Tennessee
March 2, 2000

                       DODGE CITY HEALTHCARE GROUP, L.P.
                              STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Revenues....................................................  $32,737    $32,154    $31,777

Allocation of personnel costs...............................   11,204     11,820     10,465
Supplies....................................................    4,179      3,871      3,921
Other operating expenses....................................    4,819      5,318      6,115
Provision for doubtful accounts.............................    2,841      2,295      1,588
Depreciation and amortization...............................    1,741      1,634      1,303
Interest expense............................................      619        601        408
Management fees.............................................      657        646        613
                                                              -------    -------    -------
                                                               26,060     26,185     24,413
                                                              -------    -------    -------
          Net income........................................  $ 6,677    $ 5,969    $ 7,364
                                                              =======    =======    =======

                            See accompanying notes.

                       DODGE CITY HEALTHCARE GROUP, L.P.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Accounts receivable, less allowance for doubtful accounts
     of $2,997 and $3,185 as of December 31, 1999 and
     1998...................................................  $  5,304   $  4,467
  Inventories...............................................     1,215        966
  Prepaid expenses and other................................       118         68
                                                              --------   --------
                                                                 6,637      5,501
Property and equipment, at cost:
  Land......................................................       319        319
  Buildings and improvements................................     9,858      9,481
  Equipment.................................................    10,308      9,551
  Construction in progress..................................        --         22
                                                              --------   --------
                                                                20,485     19,373
  Accumulated depreciation..................................   (11,182)    (9,838)
                                                              --------   --------
                                                                 9,303      9,535
Intangible assets, net of accumulated amortization of $1,444
  and $1,145 at December 31, 1999 and 1998..................    10,503     10,802
                                                              --------   --------
                                                              $ 26,443   $ 25,838
                                                              ========   ========
                        LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable..........................................  $    585   $    791
  Accrued expenses..........................................       274        336
  Current maturities of long-term debt......................        --         19
                                                              --------   --------
                                                                   859      1,146

Intercompany balances payable to affiliate..................    10,740     11,515
Long-term debt..............................................        --        301
Partners' capital:
  Limited partners (990 units authorized and 890 units
     issued and outstanding)................................    13,377     12,732
  General partner (10 units authorized, issued and
     outstanding)...........................................     1,467        144
                                                              --------   --------
                                                                14,844     12,876
                                                              --------   --------
                                                              $ 26,443   $ 25,838
                                                              ========   ========

                            See accompanying notes.

                       DODGE CITY HEALTHCARE GROUP, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
Cash flows from operating activities:
Net income..................................................  $ 6,677   $ 5,969   $ 7,364
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for doubtful accounts........................    2,841     2,295     1,588
     Depreciation and amortization..........................    1,741     1,634     1,303
     Increase (decrease) in cash from operating assets and
      liabilities:
       Accounts receivable..................................   (2,361)   (3,444)   (1,541)
       Inventories, prepaid expenses and other current
        assets..............................................     (299)      (22)       69
       Accounts payable and accrued expenses................     (268)     (340)       38
                                                              -------   -------   -------
          Net cash provided by operating activities.........    8,331     6,092     8,821
Cash flows from investing activities:
  Purchases of property and equipment, net..................   (1,210)   (1,658)   (1,659)
                                                              -------   -------   -------
  Net cash used in investing activities.....................   (1,210)   (1,658)   (1,659)
Cash flows from financing activities:
  Decrease in long-term debt, net...........................     (320)     (940)      (83)
  Increase (decrease) in intercompany balances payable to
     affiliate, net.........................................     (775)    3,974      (227)
  Distributions.............................................   (6,026)   (7,468)   (6,852)
                                                              -------   -------   -------
          Net cash used in financing activities.............   (7,121)   (4,434)   (7,162)
                                                              -------   -------   -------
Change in cash..............................................       --        --        --
Cash at beginning of year...................................       --        --        --
                                                              -------   -------   -------
Cash at end of year.........................................  $    --   $    --   $    --
                                                              =======   =======   =======
Supplemental information:
  Interest payments.........................................  $   619   $   601   $   408
                                                              =======   =======   =======
Supplemental schedule of noncash transactions:
  Contribution from Columbia/HCA............................  $ 1,317   $    --   $    --
                                                              =======   =======   =======

                             See accompanying notes

                       DODGE CITY HEALTHCARE GROUP, L.P.
                        STATEMENTS OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                                WESTERN PLAINS
                                                                   REGIONAL
                                                                HOSPITAL, INC./     DODGE CITY
                                                     MANAGING   WESTERN PLAINS      OUTPATIENT
                                                     GENERAL       REGIONAL          SURGICAL
                                                     PARTNER     HOSPITAL, LLC    FACILITY, INC.    TOTAL
                                                     --------   ---------------   --------------   -------
Partners' capital at January 1, 1997...............   $  154        $ 9,531          $ 4,178       $13,863
  Net income.......................................       81          5,074            2,209         7,364
  Distributions....................................      (75)        (4,722)          (2,055)       (6,852)
                                                      ------        -------          -------       -------
Partners' capital at December 31, 1997.............      160          9,883            4,332        14,375
  Net income.......................................       66          4,112            1,791         5,969
  Distributions....................................      (82)        (5,146)          (2,240)       (7,468)
                                                      ------        -------          -------       -------
Partners' capital at December 31, 1998.............      144          8,849            3,883        12,876
  Net income.......................................       73          4,601            2,003         6,677
  Distributions....................................      (67)        (4,151)          (1,808)       (6,026)
  Contribution from Columbia/HCA...................    1,317             --               --         1,317
                                                      ------        -------          -------       -------
PARTNERS' CAPITAL AT DECEMBER 31, 1999.............   $1,467        $ 9,299          $ 4,078       $14,844
                                                      ======        =======          =======       =======

                            See accompanying notes.

                       DODGE CITY HEALTHCARE GROUP, L.P.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND ACCOUNTING POLICIES

     Dodge City Healthcare Group, L.P., a Kansas limited partnership (the "Partnership"), was organized on March 1, 1995. Dodge City Healthcare Partner, Inc., a Kansas corporation ("DCHP"), is the general partner of the Partnership with a 1.1% partnership interest. The limited partners of the Partnership are Western Plains Regional Hospital, LLC, a Delaware limited liability company ("WPRH"), and Dodge City Outpatient Surgical Facility Inc., a Kansas corporation ("DCOSF"), with partnership interests of 68.9% and 30.0%, respectively. DCHP and WPRH are indirect wholly owned subsidiaries of LifePoint Hospitals, Inc., a Delaware corporation ("LifePoint"), through its direct wholly owned subsidiary, LifePoint Hospitals Holdings, Inc. ("Holdings").

     On May 11, 1999, Columbia/HCA Healthcare Corporation ("Columbia/HCA") completed the tax-free spin-off of its operations comprising the America Group by distributing all outstanding shares of LifePoint to its shareholders (the "Distribution"). As a result, Columbia/HCA's combined 70.0% interest in the Partnership was transferred to LifePoint and LifePoint assumed the rights as sole general partner of the Partnership. Information regarding Columbia/HCA included in this report on Form 10-K is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission.

     The Partnership owns and operates Western Plains Regional Hospital, a 110-bed acute care hospital, and an outpatient surgery center which provide health care services to patients in and around Dodge City, Kansas. The Partnership receives payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, preferred provider organizations and other private insurers and directly from patients.

     The partnership agreement provides that the Partnership is to distribute, in quarterly installments to the general and limited partners in accordance with their respective ownership interests, an amount equal to 90% of its annual income. The partnership agreement further provides that profits and losses of the Partnership will be allocated to the partners in accordance with their respective ownership interests.

     As further defined in the partnership agreement, the general partner is obligated to manage and supervise the Partnership business and affairs. The Partnership shall be dissolved on December 31, 2050, unless sooner dissolved by law or pursuant to the partnership agreement or unless extended by amendment to the partnership agreement.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Partners' Capital

     Subsequent to the Distribution, partners' capital of the managing general partner and of Western Plains Regional Hospital, LLC represent the collective capital of the Partnership owned by LifePoint. Prior to the Distribution, partners' capital of the managing general partner and of Western Plains Regional Hospital, Inc. represent the collective capital of the Partnership owned by Columbia/HCA.

  Revenues

     The Partnership has entered into agreements with third-party payers, including government programs and managed care health plans, under which the Partnership is paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

                       DODGE CITY HEALTHCARE GROUP, L.P.

     Revenues are recorded at estimated amounts due from patients and third-party payers for the healthcare services provided. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. The net adjustments to estimated settlements resulted in increases/(decreases) to revenues of approximately ($99,000), $217,000 and $1,100,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs. Pursuant to the terms of the distribution agreement between LifePoint and Columbia/HCA, LifePoint and its subsidiaries, including the Partnership, are responsible for the Medicare, Medicaid and Blue Cross cost reports, and associated receivables and payables, for all periods ending after May 11, 1999. Columbia/HCA agreed to indemnify LifePoint and its subsidiaries, including the Partnership, with respect to cost reports relating to periods ending on or prior to the Distribution. Net settlement liabilities of approximately $1,317,000 recorded by the Partnership as of May 11, 1999 were deemed to be assumed by Columbia/HCA and, accordingly, recorded as a contribution from Columbia/HCA to the capital of the Partnership. The net settlement payable estimated as of December 31, 1999 and 1998, which is included in accounts receivable in the accompanying balance sheets, approximated $0 and $352,000, respectively.

     The Partnership provides care without charge to patients who are financially unable to pay for the health care services they receive. Because the Partnership does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues.

  Accounts Receivable

     The Partnership receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 1999, 1998 and 1997, approximately 21%, 27% and 24%, respectively, of the Partnership's revenues related to patients participating in the Medicare program. Management recognizes that revenues and receivables from government agencies are significant to the Partnership's operations, but management does not believe that there are significant credit risks associated with these government agencies. Management of the Partnership does not believe that there are any other significant concentrations of revenues from any particular payer that would subject the Partnership to any significant credit risks in the collection of its accounts receivable.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  Long-Lived Assets

  (a) Property and Equipment

     Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized.

     Depreciation expense, computed by the straight-line method, was approximately $1,442,000, $1,335,000 and $994,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Buildings and improvements are depreciated over estimated useful lives ranging from 10 to 40 years. Estimated useful lives of equipment vary generally from 3 to 10 years.

  (b) Intangible Assets

     Intangible assets consists primarily of costs in excess of the fair value of identifiable net assets acquired and are amortized using the straight-line method over 40 years. When events, circumstances and operating

                       DODGE CITY HEALTHCARE GROUP, L.P.

results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, the Partnership prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value.

  Income Taxes

     The Partnership is not an income tax paying entity. No provision is made in the accounts of the Partnership since such taxes are liabilities of the individual partners of the Partnership, and the amounts thereof depend on their respective tax situations.

     The Partnership's tax returns and the amounts of distributable Partnership income or loss are subject to examination by the federal and state taxing authorities. In the event of an examination of the Partnership's tax return, the tax liability of the partners could be changed if any adjustment to the Partnership taxable income or loss is ultimately sustained by the taxing authorities.

  Professional and General Liability Risks

     The cost of professional and general liability coverage is allocated to the Partnership by LifePoint post-Distribution, and by Columbia/HCA pre-Distribution, based on actuarially determined estimates. The actuarially determined estimate of cost allocated to the Partnership by LifePoint is discounted to its present value using a rate of 6%. LifePoint, as well as Columbia/HCA, maintains reserves for professional and general liability risks. Accordingly, no reserve for liability risks is recorded on the accompanying balance sheets. Columbia/HCA assumed the liability for all professional and general liability claims of the Partnership incurred prior to the Distribution. The cost for the years ended December 31, 1999, 1998 and 1997 was approximately, $214,000, $188,000 and $211,000, respectively.

     Personnel assigned to the Partnership participate in a self-insured program for health insurance administered by LifePoint post-Distribution and by Columbia/HCA pre-Distribution. Cost for health insurance is allocated to the Partnership based upon claims paid and an estimate of claims incurred but not reported. LifePoint, as well as Columbia/HCA, maintains reserves for incurred but not reported health claims. Accordingly, no reserve for incurred but not reported health claims is recorded on the accompanying balance sheets. Columbia/HCA assumed the liability for all health claims incurred prior to the Distribution. The cost for the years ended December 31, 1999, 1998 and 1997, based on the Partnership's experience, was approximately $1,031,000, $974,000, and $541,000, respectively.

  Intercompany Balances to Affiliate

     Intercompany balances payable to affiliate represent the net excess of funds transferred to or paid on behalf of the Partnership over funds transferred to the centralized cash management account of LifePoint post-Distribution and Columbia/HCA pre-Distribution. Generally, this balance is increased by partnership distributions and disbursements made by LifePoint on behalf of the Partnership for operating expenses and to pay the Partnership's debt, completed construction project additions, fees and services provided by LifePoint, including information systems services and other operating expenses, such as personnel costs, interest and insurance. Generally, the balance is decreased through daily cash deposits by the Partnership to the account. Prior to the Distribution, the Partnership was charged interest on the outstanding intercompany balance at each month end at various rates ranging from 6% to 10%. For periods after the Distribution, the Partnership is being charged interest at prime rates which approximated 8.5% at December 31, 1999. In the opinion of LifePoint management, the interest rate charged has been at prevailing market rates. Interest expense under this arrangement is included in the Statements of Income.

                       DODGE CITY HEALTHCARE GROUP, L.P.

  Management Fees

     In accordance with the terms of the partnership agreement, the general partner receives a monthly management fee based upon the Partnership's net patient revenues. The management fee charged to the Partnership is not necessarily indicative of the actual costs which may have been incurred had the Partnership operated as an entity unaffiliated with LifePoint post-Distribution or Columbia/HCA pre-Distribution; however, in the opinion of the Partnership's management, the management fee charged is reasonable.

NOTE 2 -- LONG-TERM DEBT

     Long-term debt of the Partnership consisted of the following at December 31, (dollars in thousands):

                                                              1999   1998
                                                              ----   ----
9.38% note payable; principal and interest payable in
  monthly installments through June 2009....................  $--    $320
Less current portion of long-term debt......................   --      19
                                                              ---    ----
                                                              $--    $301
                                                              ===    ====

     In June 1999, the Partnership repaid the outstanding balance of the 9.38% note payable.

  Guarantee of Long-Term Debt

     On May 11, 1999, Holdings assumed from Columbia/HCA $150 million in Senior Subordinated Notes maturing on May 15, 2009. In November 1999, in a registered exchange offer, Holdings issued a like aggregate principal amount of notes in exchange for these notes (the "Notes"). The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness. The Notes are guaranteed jointly, severally and unconditionally by all of Holdings' operating subsidiaries including the Partnership.

     On May 11, 1999, Holdings also assumed from Columbia/HCA the obligations under a Bank Credit Agreement (the "Credit Agreement") with a group of lenders with commitments aggregating $210 million. The Credit Agreement consists of a $60 million term loan facility, an $85 million term loan facility, and a $65 million revolving credit facility (collectively the "Bank Facilities").

     As of December 31, 1999, $25 million of the $60 million term loan facility was drawn, with the remaining $35 million available for limited purposes to be drawn by May 11, 2000. The final payment under this term loan facility is due November 11, 2004.

     The $85 million term loan facility was drawn in full at the time of the Distribution. The final payment under this term loan is due November 11, 2005.

     The $65 million revolving credit facility is available for working capital and other general corporate purposes, and any outstanding amounts thereunder will be due and payable on November 11, 2004. No amounts were outstanding under this facility as of December 31, 1999.

     Holdings' obligations under the Bank Facilities are guaranteed by its subsidiaries including the Partnership.

     The subsidiary guarantees of the Notes and the Bank Facilities are secured by a pledge of substantially all of the subsidiaries' assets including all of the assets of the Partnership.

                       DODGE CITY HEALTHCARE GROUP, L.P.

NOTE 3 -- LEASES

     Operating lease rental expense relating primarily to the rental of buildings and equipment for the years ended December 31, 1999, 1998 and 1997 was approximately $136,000, $163,000 and $580,000, respectively.

NOTE 4 -- RETIREMENT PLANS

     Personnel assigned to the Partnership subsequent to the Distribution participate in LifePoint's employee stock ownership plan ("ESOP"). Under the ESOP, shares of LifePoint common stock will be allocated ratably to participants over the next ten years, beginning in fiscal year 1999. ESOP expense is allocated to the Partnership based upon the average market price of shares committed to be released during the accounting period. ESOP expense allocated to the Partnership was approximately $145,000 for the year ended December 31, 1999 and is included in "Allocation of Personnel Costs" in the accompanying Statements of Income.

     Personnel assigned to the Partnership during the year ended December 31, 1998 and 1997 participated in Columbia/HCA's defined contribution retirement plans which covered substantially all personnel assigned to the Partnership. The Partnership reimbursed a Columbia/HCA affiliate for personnel costs, including contributions to the plan. Benefits were determined primarily as a percentage of a participant's earned income. The cost of these plans was approximately $307,000 and $370,000 during 1998 and 1997, respectively.

NOTE 5 -- RELATED PARTIES

     To facilitate payroll administration, all personnel assigned to perform duties for the Partnership are employed by a LifePoint affiliate post-Distribution and a Columbia/HCA affiliate pre-Distribution. The Partnership reimburses the affiliate for the direct costs (i.e., salaries and related benefits) associated with such personnel. Such reimbursements are recorded as "Allocation of Personnel Costs" in the accompanying Statements of Income.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

  Columbia/HCA Investigations, Litigation and Indemnification Rights

     Columbia/HCA is currently the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. Management of the Partnership understands that Columbia/HCA is cooperating in these investigations and that Columbia/HCA understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is the subject of a formal order of investigation by the Securities and Exchange Commission (the "Commission"). The Commission investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws. According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and TRICARE cost reports for the years 1992 and 1993 and on a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted on all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee and the government executed an agreement to defer prosecution for 18 months after which charges will be dismissed. The two convicted employees were sentenced in December 1999 and both have appealed to the 11th Circuit.

     Columbia/HCA is a defendant in several qui tam actions brought by private parties on behalf of the United States of America, which have been unsealed and served on Columbia/HCA. The actions allege, in general, that Columbia/HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act by submitting improper claims to the government for reimbursement. The lawsuits seek damages of three

                       DODGE CITY HEALTHCARE GROUP, L.P.

times the amount of all Medicare or Medicaid claims (involving false claims) presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. The government has intervened in six unsealed qui tam actions against Columbia/HCA. Columbia/HCA is aware of additional qui tam actions that remain under seal and believes that there are other sealed qui tam cases of which it is unaware.

     Columbia/HCA is a defendant in a number of other suits, which allege, in general, improper and fraudulent billing, overcharging, coding and physician referrals, as well as other violations of law. Certain of the suits have been conditionally certified as class actions.

     It is too early to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigations will be commenced. If Columbia/HCA is found to have violated federal or state laws relating to Medicare, Medicaid or similar programs, Columbia/HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts in question in the qui tam and other actions are substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such actions. In addition, a number of derivative actions have been brought by purported stockholders of Columbia/HCA against certain current and former officers and directors of Columbia/HCA alleging breach of fiduciary duty and failure to take reasonable steps to ensure that Columbia/HCA did not engage in illegal practices.

     Management believes that the ongoing governmental investigations and related media coverage may have had a negative effect on Columbia/HCA's results of operations (which include LifePoint for the periods prior to the date of the Distribution which are presented herein). The extent to which LifePoint may or may not continue to be affected after the Distribution by the ongoing investigations of Columbia/HCA, the initiation of additional investigations, if any, and the related media coverage cannot be predicted. It is possible that these matters could have a material adverse effect on the financial condition or results of operations of LifePoint in future periods.

     In connection with the Distribution, Columbia/HCA has agreed to indemnify LifePoint and its subsidiaries, including the Partnership, in respect of any losses which it may incur arising from the proceedings described above. Columbia/HCA has also agreed to indemnify LifePoint in respect of any losses, which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Distribution and relate to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by LifePoint, including Western Plains Regional Hospital, as of the date of the Distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make cash payments to LifePoint based on amounts as defined in the Distribution Agreement by and among Columbia/HCA and LifePoint. LifePoint has agreed with Columbia/HCA that, in connection with the pending governmental investigations, it will negotiate with the government with respect to a compliance agreement setting forth LifePoint's agreement to comply with applicable laws and regulations. If any of such indemnified matters were successfully asserted against LifePoint, or any of its facilities, including the Partnership, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of LifePoint and the Partnership. Columbia/HCA has not indemnified LifePoint or the Partnership for losses relating to any acts, practices and omissions engaged in by LifePoint or the Partnership after the Distribution, whether or not LifePoint or the Partnership is indemnified for similar acts, practices and omissions occurring prior to the date of the Distribution.

                       DODGE CITY HEALTHCARE GROUP, L.P.

  General Liability Claims

     The Partnership is subject to claims and suits arising in the ordinary course of business. The Partnership is currently not a party to any proceeding which, in the opinion of management, would have a material adverse effect on the Partnership's business, financial condition or results of operations.

  Other

     Final determination of amounts earned under prospective payment and cost-reimbursement activities is subject to review by appropriate governmental authorities or their agents.

NOTE 7 -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of activity in the Partnership's allowance for doubtful accounts follows (in thousands):

                                                             ADDITIONS      ACCOUNTS
                                               BALANCES AT   CHARGED TO   WRITTEN OFF,   BALANCE AT
                                                BEGINNING    COSTS AND       NET OF      THE END OF
                                                OF PERIOD     EXPENSES     RECOVERIES    THE PERIOD
                                               -----------   ----------   ------------   ----------
Allowance for doubtful accounts:
  Year ended December 31, 1997...............    $3,496        $1,588       $(2,897)       $2,187
  Year ended December 31, 1998...............     2,187         2,295        (1,297)        3,185
  Year ended December 31, 1999...............     3,185         2,841        (3,029)        2,997

NOTE 8 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and long-term debt approximate fair value because of the short-term maturity of these instruments.

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
    2.1        --  Distribution Agreement dated May 11, 1999 by and among
                   Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals,
                   Inc., incorporated by reference from Exhibit 2.1 to
                   LifePoint Hospitals' Quarterly Report on Form 10-Q for the
                   quarter ended March 31, 1999, File No. 0-29818.
    3.1        --  Certificate of Incorporation of LifePoint Hospitals,
                   incorporated by reference from Exhibit 3.1 to LifePoint
                   Hospitals' Quarterly Report on Form 10-Q for the quarter
                   ended March 31, 1999, File No. 0-29818.
    3.2        --  Bylaws of LifePoint Hospitals, incorporated by reference from Exhibit 3.2 to LifePoint Hospitals' Quarterly Report on
                   Form 10-Q, for the quarter ended March 31, 1999, File No.
                   0-29818.
    3.3        --  Certificate of Incorporation of LifePoint Holdings.
    3.4        --  Bylaws of LifePoint Holdings.
    4.1        --  Form of Specimen Certificate for LifePoint Hospitals Common
                   Stock, incorporated by reference from Exhibit 4.1 to
                   LifePoint Hospitals' Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File No.
                   0-29818.
    4.2        --  Indenture (including form of 10 3/4% Senior Subordinated
                   Notes due 2009) dated as of May 11, 1999, between
                   HealthTrust, Inc. -- The Hospital Company and Citibank N.A.
                   as Trustee, incorporated by reference from Exhibit 4.2(a) to
                   LifePoint Hospitals' Quarterly Report on Form 10-Q for the
                   quarter ended March 31, 1999, File No. 0-29818.
    4.3        --  Form of 10 3/4% Senior Subordinated Notes due 2009 (filed as part of Exhibit 4.2).
    4.4        --  Registration Rights Agreement dated as of May 11, 1999 between HealthTrust and the Initial Purchasers named
                   therein, incorporated by reference from Exhibit 4.4(a) to
                   LifePoint Hospitals' Quarterly Report on Form 10-Q for the
                   quarter ended March 31, 1999, File No. 0-29818.
    4.5        --  LifePoint Assumption Agreement dated May 11, 1999 between
                   HealthTrust and LifePoint Hospitals, incorporated by
                   reference from Exhibit 4.4(b) to LifePoint Hospitals'
                   Quarterly Report on Form 10-Q for the quarter ended March
                   31, 1999, File No. 0-29818.
    4.6        --  Holdings Assumption Agreement dated May 11, 1999 between
                   LifePoint Hospitals and LifePoint Holdings, incorporated by reference from Exhibit 4.4(c) to LifePoint Hospitals'
                   Quarterly Report on Form 10-Q for the quarter ended March
                   31, 1999, File No. 0-29818.
    4.7        --  Guarantor Assumption Agreements dated May 11, 1999 between
                   LifePoint Holdings and the Guarantors signatory thereto,
                   incorporated by reference from Exhibit 4.4(d) to LifePoint
                   Hospitals' Quarterly Report on Form 10-Q for the quarter
                   ended March 31, 1999, File No. 0-29818.
    4.8        --  Rights Agreement dated as of May 11, 1999 between the
                   Company and National City Bank as Rights Agent, incorporated by reference from Exhibit 4.1 to LifePoint Hospitals'
                   Quarterly Report on Form 10-Q for the quarter ended March
                   31, 1999, File No. 0-29818.
   10.1        --  Tax Sharing and Indemnification Agreement, dated May 11,
                   1999, by and among Columbia/HCA, LifePoint Hospitals and
                   Triad Hospitals, incorporated by reference from Exhibit 10.1 to LifePoint Hospitals' Quarterly Report on Form 10-Q for
                   the quarter ended March 31, 1999, File No. 0-29818.
   10.2        --  Benefits and Employment Matters Agreement, dated May 11,
                   1999 by and among Columbia/HCA, LifePoint Hospitals and
                   Triad Hospitals, incorporated by reference from Exhibit 10.2 to LifePoint Hospitals' Quarterly Report on Form 10-Q for
                   the quarter ended March 31, 1999, File No. 0-29818.

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
   10.3        --  Insurance Allocation and Administration Agreement, dated May
                   11, 1999, by and among Columbia/HCA, LifePoint Hospitals and
                   Triad Hospitals, incorporated by reference from Exhibit 10.3 to LifePoint Hospitals' Quarterly Report on Form 10-Q for
                   the quarter ended March 31, 1999, File No. 0-29818.
   10.4        --  Transitional Services Agreement dated May 11, 1999 by and between Columbia/HCA and LifePoint Hospitals, incorporated by reference from Exhibit 10.4 to LifePoint Hospitals'
                   Quarterly Report on Form 10-Q for the quarter ended March
                   31, 1999, File No. 0-29818.
   10.5        --  Computer and Data Processing Services Agreement dated May
                   11, 1999 by and between Columbia Information Systems, Inc.
                   and LifePoint Hospitals, incorporated by reference from
                   Exhibit 10.5 to LifePoint Hospitals' Quarterly Report on
                   Form 10-Q for the quarter ended March 31, 1999, File No.
                   0-29818.
   10.6        --  Agreement to Share Telecommunications Services dated May 11,
                   1999 by and between Columbia Information Systems, Inc. and
                   LifePoint Hospitals, incorporated by reference from Exhibit
                   10.6 to LifePoint Hospitals' Quarterly Report on Form 10-Q
                   for the quarter ended March 31, 1999, File No. 0-29818.
   10.7        --  Year 2000 Professional Services Agreement dated May 11, 1999 by and between CHCA Management Services, L.P. and LifePoint
                   Hospitals, incorporated by reference from Exhibit 10.7 to
                   LifePoint Hospitals' Quarterly Report on Form 10-Q for the
                   quarter ended March 31, 1999, File No. 0-29818.
   10.8        --  Sub-Lease Agreement dated May 11, 1999 by and between
                   HealthTrust and LifePoint Hospitals, incorporated by
                   reference from Exhibit 10.8 to LifePoint Hospitals'
                   Quarterly Report on Form 10-Q for the quarter ended March
                   31, 1999, File No. 0-29818.
   10.9        --  Lease Agreement dated as of November 22, 1999 by and between
                   LifePoint Hospitals and W. Fred Williams, Trustee for the
                   Benefit of Highwoods/Tennessee Holdings, L.P.
   10.10       --  LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan,
                   incorporated by reference from Exhibit 10.9 to LifePoint
                   Hospitals' Quarterly Report on Form 10-Q for the quarter
                   ended March 31, 1999, File No. 0-29818.
   10.11       --  LifePoint Hospitals, Inc. Executive Stock Purchase Plan,
                   incorporated by reference from Exhibit 10.10 to LifePoint
                   Hospitals' Quarterly Report on Form 10-Q for the quarter
                   ended March 31, 1999, File No. 0-29818.
   10.12       --  Form of Share Purchase Loan and Note Agreement between
                   LifePoint Hospitals and certain executive officers in
                   connection with purchases of Common Stock pursuant to the
                   Executive Stock Purchase Plan.
   10.13       --  LifePoint Hospitals, Inc. Management Stock Purchase Plan,
                   incorporated by reference from Exhibit 10.11 to LifePoint
                   Hospitals' Quarterly Report on Form 10-Q, for the quarter
                   ended March 31, 1999, File No. 0-29818.
   10.14       --  LifePoint Hospitals, Inc. Outside Directors Stock and
                   Incentive Compensation Plan, incorporated by reference from
                   Exhibit 10.12 to LifePoint Hospitals' Quarterly Report on
                   Form 10-Q for the quarter ended March 31, 1999, File No.
                   0-29818.
   10.15       --  LifePoint Hospitals, Inc. Retirement Plan, dated as of May
                   19, 1999.
   10.16       --  Credit Agreement dated as of May 11, 1999 among HealthTrust,
                   Inc. -- The Hospital Company, as Borrower, the several
                   lenders from time to time party thereto, Fleet National Bank as arranger and administrative agent, ScotiaBanc, Inc. as
                   documentation agent and co-arranger, Deutsche Bank
                   Securities, Inc. as syndication agent and co-arranger, and
                   SunTrust Bank, Nashville, N.A. as co-agent, incorporated by reference from Exhibit 10.13 to LifePoint Hospitals'
                   Quarterly Report on Form 10-Q, for the quarter ended March
                   31, 1999, File No. 0-29818.

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
   10.17       --  First Amendment to Credit Agreement dated as of December 31,
                   1999 among LifePoint Holdings, as Borrower, the several
                   lenders which are parties to the Credit Agreement, Fleet
                   National Bank as arranger and administrative agent,
                   ScotiaBanc, Inc. as documentation agent and co-arranger,
                   Deutsche Bank Securities, Inc. as syndication agent and
                   co-arranger, and SunTrust Bank, Nashville, N.A. as co-agent.
   10.18       --  Assumption Agreement dated as of May 11, 1999 by and between
                   Fleet National Bank and LifePoint Hospitals, incorporated by reference from Exhibit 10.14 to LifePoint Hospitals'
                   Quarterly Report on Form 10-Q for the quarter ended March
                   31, 1999, File No. 0-29818.
   10.19       --  Assumption Agreement dated as of May 11, 1999 by and between
                   Fleet National Bank and LifePoint Holdings, incorporated by reference from Exhibit 10.15 to LifePoint Hospitals'
                   Quarterly Report on Form 10-Q for the quarter ended March
                   31, 1999, File No. 0-29818.
   10.20       --  Employment Agreement of Scott Mercy, incorporated by
                   reference from Exhibit 10.12 to LifePoint Hospitals'
                   Registration Statement on Form 10 under the Securities
                   Exchange Act of 1934, as amended, File No. 0-29818.
   21.1        --  List of the Subsidiaries of LifePoint Hospitals.
   21.2        --  List of the Subsidiaries of LifePoint Holdings.
   23.1        --  Consent of Ernst & Young LLP.
   27.1        --  Financial Data Schedule for LifePoint Hospitals (for SEC use
                   only).
   27.2        --  Financial Data Schedule for LifePoint Holdings (for SEC use
                   only).