Form 10-Q/A
period 1999-09-30
LIFEPOINT HOSPITALS INC
filed 2000-03-31
CIK 1074772

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------
                                  FORM 10-Q/A
                                --------------

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                  OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                to

                        Commission file number 0-29818
                        ------------------------------

                           LifePoint Hospitals, Inc.
            (Exact name of registrant as specified in its charter)

                   Delaware                         52-2165845
         (State or other jurisdiction             (IRS Employer
       of incorporation or organization)        Identification No.)

               103 Powell Court                        37027
              Brentwood, Tennessee                   (Zip Code)
    (Address of principal executive offices)

                                (615) 372-8500
             (Registrant's telephone number, including area code)

                                4525 Harding Road
                              Nashville, Tennessee  37205
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                       Commission file number 333-84755
                       --------------------------------

                      LifePoint Hospitals Holdings, Inc.
            (Exact name of registrant as specified in its charter)


                   Delaware                         52-2167869
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)



              103 Powell Court
            Brentwood, Tennessee                        37027
    (Address of principal executive offices)          (Zip Code)

                                (615) 372-8500
             (Registrant's telephone number, including area code)

                                4525 Harding Road
                           Nashville, Tennessee  37205
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

===============================================================================

Part I:  Financial Information
Item 1:  Financial Statements




                           LIFEPOINT HOSPITALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                (Dollars in millions, except per share amounts)


                                                                        Three Months Ended        Nine Months Ended
                                                                           September 30,            September 30,
                                                                       --------------------     -------------------
                                                                        1999         1998        1999         1998
                                                                       -------      -------     -------     -------
Revenues...........................................................    $ 125.4      $ 124.7     $ 387.8     $ 379.1

Salaries and benefits..............................................       52.2         54.3       165.1       164.0
Supplies...........................................................       15.7         15.7        47.7        46.3
Other operating expenses...........................................       28.8         27.9        87.4        85.8
Provision for doubtful accounts....................................       10.7         12.0        30.1        31.3
Depreciation and amortization......................................        7.9          7.4        23.3        20.4
Interest expense...................................................        6.7          4.8        17.4        14.2
Management fees allocated from Columbia/HCA........................          -          2.2         3.2         6.7
ESOP expense.......................................................        1.2            -         1.7           -
Impairment of long-lived assets....................................          -          1.3           -         1.3
                                                                       -------      -------     -------     -------

                                                                         123.2        125.6       375.9       370.0
                                                                       -------      -------     -------     -------

Income (loss) from continuing operations before minority
   interests and income taxes......................................        2.2         (0.9)       11.9         9.1
Minority interests in earnings of consolidated entities............        0.4          0.5         1.4         1.4
                                                                       -------      -------     -------     -------

Income (loss) from continuing operations before income taxes.......        1.8         (1.4)       10.5         7.7
Provision (benefit) for income taxes...............................        0.7         (0.6)        4.4         3.1
                                                                       -------      -------     -------     -------

Income (loss) from continuing operations...........................        1.1         (0.8)        6.1         4.6
Loss from discontinued operations, net of tax benefit of ($0.9)
   for the three months and ($2.3) for the nine months ended
   September 30, 1998..............................................          -         (1.4)          -        (3.7)
                                                                       -------      -------     -------     -------

   Net income (loss)...............................................    $   1.1      $  (2.2)    $   6.1     $   0.9
                                                                       =======      =======     =======     =======



Basic and diluted earnings (loss) per share:
   Income (loss) from continuing operations........................    $  0.03      $ (0.02)    $  0.20     $  0.16
   Loss from discontinued operations...............................          -        (0.05)          -       (0.13)
                                                                       -------      -------     -------     -------
       Net income (loss)...........................................    $  0.03      $ (0.07)    $  0.20     $  0.03
                                                                       =======      =======     =======     =======

Shares used in earnings per share calculations (000s):
   Basic...........................................................     30,951       29,899      30,349      29,899
       Dilutive securities - stock options.........................         63            -         194         100
                                                                       -------      -------     -------     -------
   Diluted.........................................................     31,014       29,899      30,543      29,999
                                                                       =======      =======     =======     =======



                            See accompanying notes.

                          LIFEPOINT HOSPITALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                (Dollars in millions, except per share amounts)


                                                                            September 30,     December 31,
                                 ASSETS                                         1999             1998
                                 ------                                     -------------     ------------

Current assets:
   Cash and cash equivalents ..............................................     $  32.7           $     -
   Accounts receivable, less allowance for doubtful accounts of $53.4
    at September 30, 1999 and $48.3 at December 31, 1998...................        51.9              36.4
   Inventories.............................................................        13.8              14.0
   Deferred taxes and other current assets ................................        24.9              18.6
                                                                            -----------       -----------
                                                                                  123.3              69.0

Property and equipment, at cost:
   Land....................................................................         7.2               7.2
   Buildings...............................................................       206.2             203.1
   Equipment...............................................................       235.1             221.9
   Construction in progress (estimated cost to complete and equip
    after September 30, 1999 - $ 33.5).....................................        30.4              10.4
                                                                            -----------       -----------
                                                                                  478.9             442.6
Accumulated depreciation ..................................................      (190.7)           (176.2)
                                                                            -----------       -----------
                                                                                  288.2             266.4

Intangible assets, net of accumulated amortization of $8.0 at
   September 30, 1999 and $6.9 at December 31, 1998 .......................        23.4              15.2
Other .....................................................................         4.1               4.4
                                                                            -----------       -----------
                                                                                $ 439.0           $ 355.0
                                                                            ===========       ===========

                          LIABILITIES AND EQUITY
                          ----------------------

Current liabilities:
   Accounts payable .......................................................     $  17.6           $  15.5
   Accrued salaries........................................................        13.3              11.7
   Other current liabilities...............................................        28.2              14.6
   Current maturities of long-term debt ...................................         2.2               0.3
                                                                            -----------       -----------
                                                                                   61.3              42.1

Intercompany balances payable to Columbia/HCA .............................           -             167.6
Long-term debt ............................................................       258.0               0.3
Deferred taxes ............................................................        20.3              21.3
Professional liability risks and other liabilities ........................         2.6               0.1
Minority interests in equity of consolidated entities .....................         3.8               4.9

Stockholders' equity:
   Preferred stock, $0.01 par value; 10,000,000 shares authorized;
    no shares issued.......................................................           -                 -
   Common stock, $0.01 par value; 90,000,000 shares authorized;
    31,066,289 shares outstanding at September 30, 1999 ...................         0.3                 -
   Capital in excess of par value..........................................       133.1                 -
   Unearned ESOP compensation..............................................       (30.3)                -
   Notes receivable for shares sold to employees...........................       (10.2)                -
   Retained earnings.......................................................         0.1                 -
   Equity, investments by Columbia/HCA ....................................           -             118.7
                                                                            -----------       -----------
                                                                                   93.0             118.7
                                                                            -----------       -----------
                                                                                $ 439.0           $ 355.0
                                                                            ===========       ===========


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

         At September 30, 1999, the Company was comprised of 23 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Georgia, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming. In connection with the Distribution, all intercompany amounts payable by the Company to Columbia/HCA were eliminated and the Company assumed certain indebtedness from Columbia/HCA (see Note 4). In addition, the Company entered into various agreements with Columbia/HCA which are intended to facilitate orderly changes for both companies in a way which would be minimally disruptive to each entity. Information regarding Columbia/HCA included in this report on Form 10-Q is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission (the "Commission").

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

         It is too early to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigations will be commenced. If Columbia/HCA is found to have violated federal or state laws relating to Medicare, Medicaid or similar programs, Columbia/HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts claimed in the qui tam and other actions are substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such actions. In addition, a number of derivative actions have been brought by purported stockholders of Columbia/HCA against certain current and former officers and directors of Columbia/HCA alleging breach of fiduciary duty and failure to take reasonable steps to ensure that Columbia/HCA did not engage in illegal practices.

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

         The indenture pursuant to which the Notes were made contains certain covenants including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

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

         As of September 30, 1999, two of the Subsidiary Guarantors were not wholly owned and the guarantees of such non-wholly owned entities were limited. Subsequent to September 30, 1999, the Company acquired ownership of the remaining interest in one such Subsidiary Guarantor, and the limitations on the guarantee of such Subsidiary Guarantor, as well as the limitations on the guarantee of the remaining non-wholly owned Subsidiary Guarantor, were eliminated. Therefore, subsequent to September 30, 1999, only one of the Company's subsidiaries, Dodge City Healthcare Group, L.P., was not wholly owned, although all assets, liabilities, equity and earnings of this entity fully and unconditionally, jointly and severally guarantee the Notes. The Company owns approximately 70% of the partnership interests in this mostly owned limited partnership.

         A summarized condensed consolidating balance sheet at September 30, 1999 and condensed consolidating statement of operations and condensed consolidating statement of cash flows for the nine months ended September 30, 1999 for the Company segregating the parent company, the issuer of the Notes, the combined wholly owned guarantor subsidiaries, the mostly owned guarantor subsidiary and eliminations are found below. Separate unaudited financial statements of the issuer of the Notes, LifePoint Hospitals Holdings, Inc. and the mostly owned guarantor subsidiary, Dodge City Healthcare Group, L.P., are included elsewhere in this filing. In addition, separate unaudited financial statements of Dodge City Healthcare Group, L.P., are being filed with the Securities and Exchange Commission.

                           LifePoint Hospitals, Inc.
                Condensed Consolidating Statement of Operations
                  For the Nine Months ended September 30, 1999
                                 (in millions)


                                                                          Wholly Owned    Mostly Owned
                                                             Issuer of      Guarantor      Guarantor                   Consolidated
                                                   Parent      Notes      Subsidiaries    Subsidiary   Eliminations      Total
Revenues ......................................    $   --    $   --         $  363.5        $  24.3        $     --      $  387.8

Salaries and benefits .........................        --        --            156.6            8.5              --         165.1
Supplies ......................................        --        --             44.4            3.3              --          47.7
Other operating expenses ......................       0.2        --             83.7            3.5              --          87.4
Provision for doubtful accounts ...............        --        --             28.1            2.0              --          30.1
Depreciation and amortization .................        --        --             22.0            1.3              --          23.3
Interest expense ..............................        --      10.5              6.4            0.5              --          17.4
Management fees ...............................        --        --              2.7            0.5              --           3.2
ESOP expense ..................................        --        --              1.7             --              --           1.7
Equity in earnings of affiliates ..............      (6.2)    (15.1)              --             --            21.3            --
                                                   ------------------------------------------------------------------------------
                                                     (6.0)     (4.6)           345.6           19.6            21.3         375.9
                                                   ------------------------------------------------------------------------------
Income (loss) before minority interests
  and income taxes ............................       6.0       4.6             17.9            4.7           (21.3)         11.9
Minority interests in earnings of
  consolidated entities .......................        --       1.4               --             --              --           1.4
                                                   ------------------------------------------------------------------------------
Income (loss) before income taxes .............       6.0       3.2             17.9            4.7           (21.3)         10.5
Provision (benefit) for income taxes ..........      (0.1)     (3.0)             7.5             --              --           4.4
                                                   ------------------------------------------------------------------------------

     Net income (loss) ........................    $  6.1   $   6.2         $   10.4        $   4.7        $  (21.3)       $  6.1
                                                   ==============================================================================

                           LifePoint Hospitals, Inc.
                     Condensed Consolidating Balance Sheet
                              September 30, 1999
                                 (in millions)


                                                                               Wholly Owned   Mostly Owned                 Consoli-
                                                                    Issuer of    Guarantor      Guarantor                   dated
                                                           Parent     Notes    Subsidiaries    Subsidiary    Eliminations   Total

                            ASSETS
                            ------
Current assets:
    Cash and cash equivalents .........................    $   --     $   --      $   32.7       $   --      $    --       $   32.7
    Accounts receivable, net ..........................        --         --          46.7          5.2           --           51.9
    Inventories .......................................        --         --          12.8          1.0           --           13.8
    Deferred taxes and other current assets ...........        --         --          24.8          0.1           --           24.9
                                                           ------------------------------------------------------------------------
                                                               --         --         117.0          6.3           --          123.3
Property and equipment, at cost:
    Land ..............................................        --         --           6.9          0.3           --            7.2
    Buildings .........................................        --         --         196.7          9.5           --          206.2
    Equipment .........................................        --         --         225.0         10.1           --          235.1
    Construction in progress ..........................        --         --          29.9          0.5           --           30.4
                                                           ------------------------------------------------------------------------
                                                               --         --         458.5         20.4           --          478.9
Accumulated depreciation ..............................        --         --        (179.9)       (10.8)          --         (190.7)
                                                           ------------------------------------------------------------------------
                                                               --         --         278.6          9.6           --          288.2

Net investment in and advances to subsidiaries ........      93.0      347.3            --           --       (440.3)            --
Intangible assets, net ................................        --        8.7           4.1         10.6           --           23.4
Other .................................................        --         --           4.1           --           --            4.1
                                                           ------------------------------------------------------------------------
                                                           $ 93.0     $356.0      $  403.8       $ 26.5      $(440.3)      $  439.0
                                                           ========================================================================


                    LIABILITIES AND EQUITY
                    ----------------------

Current liabilities:
    Accounts payable ..................................    $   --     $   --      $   16.9       $  0.7      $    --       $   17.6
    Accrued salaries ..................................        --         --          13.3           --           --           13.3
    Other current liabilities .........................                  6.6          21.4          0.2           --           28.2
    Current maturities of long-term debt ..............        --        2.0           0.2           --           --            2.2
                                                           ------------------------------------------------------------------------
                                                               --        8.6          51.8          0.9           --           61.3

Intercompany balances to affiliates ...................        --       (7.4)         (5.3)        12.7                          --

Long-term debt ........................................        --      258.0            --           --           --          258.0
Deferred income taxes .................................        --         --          20.3           --           --           20.3
Professional liability risks and other liabilities ....        --         --           2.6           --           --            2.6

Minority interests in equity of consolidated entities .        --        3.8            --           --                         3.8

Stockholders' equity ..................................      93.0       93.0         334.4         12.9       (440.3)          93.0
                                                           ------------------------------------------------------------------------
                                                           $ 93.0     $356.0      $  403.8       $ 26.5      $(440.3)      $  439.0
                                                           ========================================================================

                           LifePoint Hospitals, Inc.
                Condensed Consolidating Statement of Cash Flows
                  For the Nine Months ended September 30, 1999
                                 (in millions)


                                                                               Wholly Owned   Mostly Owned                Consoli-
                                                                    Issuer of    Guarantor     Guarantor                    dated
                                                          Parent      Notes     Subsidiaries  Subsidiary    Eliminations    Total
Cash flows from operating activities:
   Net income ........................................    $  6.1     $   6.2       $  10.4       $   4.7       $ (21.3)    $   6.1
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      ESOP expense ...................................        --          --           1.7            --                       1.7
      Equity in earnings of affiliates ...............      (6.2)      (15.1)           --            --          21.3          --
      Provision for doubtful accounts ................        --          --          28.1           2.0                      30.1
      Depreciation and amortization ..................        --          --          22.0           1.3                      23.3
      Amortization of deferred loan costs ............        --          --            --            --                        --
      Deferred income taxes (benefit) ................        --          --          (7.4)           --                      (7.4)
      Impairment of long-lived assets ................        --          --            --            --                        --
      Reserve for professional liability risk ........        --          --           2.5            --                       2.5
      Increase (decrease) in cash from operating
       assets and liabilities:
        Accounts receivable ..........................        --          --         (24.4)         (1.4)                    (25.8)
        Inventories and other current assets .........        --          --          (1.6)         (0.1)                     (1.7)
        Accounts payable and accrued expenses ........        --        10.5           1.5          (0.2)                     11.8
        Income taxes payable .........................        --          --          10.3            --                      10.3
      Other ..........................................       0.1         1.4          (2.2)           --                      (0.7)
                                                          ------------------------------------------------------------------------

        Net cash provided by
         operating activities ........................        --         3.0          40.9           6.3            --        50.2

Cash flows from investing activities:
   Purchase of property and equipment, net ...........        --          --         (39.3)         (1.2)                    (40.5)
   Other .............................................        --          --           0.3            --                       0.3
                                                          ------------------------------------------------------------------------

        Net cash used in
         investing activities ........................        --          --         (39.0)         (1.2)           --       (40.2)

Cash flows from financing activities:
   Decrease in long-term debt, net ...................        --          --          (0.1)         (0.3)                    (0.4)
   Distributions .....................................        --          --           6.0          (6.0)                      --
   Increase (decrease) in intercompany balances
     with affiliates, net ............................        --        (3.0)          1.8           1.2                       --
   Increase (decrease) in intercompany balances
     with Columbia/HCA, net ..........................        --          --          23.1            --                     23.1
                                                          ------------------------------------------------------------------------
        Net cash provided by (used in)
         financing activities ........................        --        (3.0)         30.8          (5.1)           --        22.7

Change in cash and cash equivalents ..................        --          --          32.7            --            --        32.7
Cash and cash equivalents at beginning of period .....        --          --            --            --            --          --
                                                          ------------------------------------------------------------------------

Cash and cash equivalents at end of period ...........    $   --     $    --       $  32.7       $    --       $    --     $  32.7
                                                          ========================================================================

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

                       LIFEPOINT HOSPITALS HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                             (Dollars in millions)


                                                                        Three Months Ended        Nine Months Ended
                                                                           September 30,            September 30,
                                                                       --------------------     -------------------
                                                                        1999         1998        1999         1998
                                                                       -------      -------     -------     -------
Revenues...........................................................    $ 125.4      $ 124.7     $ 387.8     $ 379.1

Salaries and benefits..............................................       52.2         54.3       165.1       164.0
Supplies...........................................................       15.7         15.7        47.7        46.3
Other operating expenses...........................................       28.6         27.9        87.2        85.8
Provision for doubtful accounts....................................       10.7         12.0        30.1        31.3
Depreciation and amortization......................................        7.9          7.4        23.3        20.4
Interest expense...................................................        6.7          4.8        17.4        14.2
Management fees allocated from Columbia/HCA........................          -          2.2         3.2         6.7
ESOP expense.......................................................        1.2            -         1.7           -
Impairment of long-lived assets....................................          -          1.3           -         1.3
                                                                       -------      -------     -------     -------
                                                                         123.0        125.6       375.7       370.0
                                                                       -------      -------     -------     -------

Income (loss) from continuing operations before minority
   interests and income taxes......................................        2.4         (0.9)       12.1         9.1
Minority interests in earnings of consolidated entities............        0.4          0.5         1.4         1.4
                                                                       -------      -------     -------     -------

Income (loss) from continuing operations before income taxes.......        2.0         (1.4)       10.7         7.7
Provision (benefit) for income taxes...............................        0.8         (0.6)        4.5         3.1
                                                                       -------      -------     -------     -------

Income (loss) from continuing operations...........................        1.2         (0.8)        6.2         4.6
Loss from discontinued operations, net of tax benefit of ($0.9)
   for the three months and ($2.3) for the nine months ended
   September 30, 1998..............................................          -         (1.4)          -        (3.7)
                                                                       -------      -------     -------     -------

   Net income (loss)...............................................    $   1.2      $  (2.2)    $   6.2     $   0.9
                                                                       =======      =======     =======     =======



                            See accompanying notes.

                       LIFEPOINT HOSPITALS HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                (Dollars in millions, except per share amounts)


                                                                            September 30,     December 31,
                                 ASSETS                                         1999             1998
                                 ------                                     -------------     ------------

Current assets:
   Cash and cash equivalents ..............................................     $  32.7           $     -
   Accounts receivable, less allowance for doubtful accounts of $53.4
    at September 30, 1999 and $48.3 at December 31, 1998...................        51.9              36.4
   Inventories.............................................................        13.8              14.0
   Deferred taxes and other current assets ................................        24.9              18.6
                                                                            -----------       -----------
                                                                                  123.3              69.0

Property and equipment, at cost:
   Land....................................................................         7.2               7.2
   Buildings...............................................................       206.2             203.1
   Equipment...............................................................       235.1             221.9
   Construction in progress (estimated cost to complete and equip
    after September 30, 1999 - $ 33.5).....................................        30.4              10.4
                                                                            -----------       -----------
                                                                                  478.9             442.6
Accumulated depreciation ..................................................      (190.7)           (176.2)
                                                                            -----------       -----------
                                                                                  288.2             266.4

Intangible assets, net of accumulated amortization of $8.0 at
   September 30, 1999 and $6.9 at December 31, 1998 .......................        23.4              15.2
Other .....................................................................         4.1               4.4
                                                                            -----------       -----------
                                                                                $ 439.0           $ 355.0
                                                                            ===========       ===========

                          LIABILITIES AND EQUITY
                          ----------------------

Current liabilities:
   Accounts payable .......................................................     $  17.6           $  15.5
   Accrued salaries........................................................        13.3              11.7
   Other current liabilities...............................................        28.2              14.6
   Current maturities of long-term debt ...................................         2.2               0.3
                                                                            -----------       -----------
                                                                                   61.3              42.1

Intercompany balances payable to Columbia/HCA .............................           -             167.6
Long-term debt ............................................................       258.0               0.3
Deferred taxes ............................................................        20.3              21.3
Professional liability risks and other liabilities ........................         2.6               0.1
Minority interests in equity of consolidated entities .....................         3.8               4.9

Stockholder's equity:
   Common stock, $0.01 par value; 1,000 shares authorized;
    999 shares outstanding at September 30, 1999 ..........................           -                 -
   Capital in excess of par value..........................................        92.8                 -
   Retained earnings.......................................................         0.2                 -
   Equity, investments by Columbia/HCA ....................................           -             118.7
                                                                            -----------       -----------
                                                                                   93.0             118.7
                                                                            -----------       -----------
                                                                                $ 439.0           $ 355.0
                                                                            ===========       ===========


                            See accompanying notes.

                       LIFEPOINT HOSPITALS HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Dollars in millions)


                                                             Nine Months Ended
                                                                September 30,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
Cash flows from continuing operating activities:
    Net income............................................ $    6.2    $    0.9
    Adjustments to reconcile net income to
     net cash provided by continuing operating activities:
        ESOP expense......................................      1.7           -
        Provision for doubtful accounts...................     30.1        31.3
        Depreciation and amortization.....................     23.3        20.4
        Deferred income taxes (benefit)...................     (7.4)        0.1
        Loss from discontinued operations.................        -         3.7
        Reserve for professional liability risk...........      2.5           -
        Increase (decrease) in cash from
         operating assets and liabilities:
           Accounts receivable............................    (25.8)      (30.1)
           Inventories and other current assets...........     (1.7)       (0.5)
           Accounts payable and accrued expenses..........     11.8         0.1
           Income taxes payable...........................     10.3           -
        Other.............................................     (0.8)          -
                                                           --------    --------
           Net cash provided by operating
            activities....................................     50.2        25.9

Cash flows from investing activities:
    Purchase of property and equipment, net...............    (40.5)      (23.6)
    Other.................................................      0.3         2.2
                                                           --------    --------

           Net cash used in investing activities..........    (40.2)      (21.4)

Cash flows from financing activities:
    Decrease in long-term debt, net.......................     (0.4)       (1.1)
    Increase (decrease) in intercompany balances
     with Columbia/HCA, net...............................     23.1        (3.4)
                                                           --------    --------
           Net cash provided by (used in)
            financing activities..........................     22.7        (4.5)

Change in cash and cash equivalents.......................     32.7           -
Cash and cash equivalents at beginning of period..........        -           -
                                                           --------    --------

Cash and cash equivalents at end of period................ $   32.7    $      -
                                                           ========    ========

Interest payments......................................... $   10.3    $   14.2
Income tax payments (refunds), net........................ $    6.1    $    0.7

Supplemental financing non-cash activities:
    Assumption of debt from Columbia/HCA.................. $  260.0    $      -
    Elimination of intercompany amounts payable
     to Columbia/HCA...................................... $  219.8    $      -

                            See accompanying notes.

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         LifePoint Hospitals Holdings, Inc. ("Holdings" or "the Company") is a wholly owned subsidiary of LifePoint Hospitals, Inc. ("LifePoint"). LifePoint has limited independent operations and net assets other than through its ownership of the Company and indirect ownership of the Company's subsidiaries.

         On May 11, 1999, Columbia/HCA Healthcare Corporation ("Columbia/HCA") completed the spin-off of its operations comprising the America Group to its shareholders by distributing all outstanding shares of LifePoint (the "Distribution"). Owners of Columbia/HCA Common Stock received one share of LifePoint's Common Stock for every 19 shares of Columbia/HCA Common Stock which resulted in approximately 29.9 million shares of LifePoint's Common Stock outstanding immediately after the Distribution.

         At September 30, 1999, the Company was comprised of 23 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Georgia, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming. In connection with the Distribution, all intercompany amounts payable by the Company to Columbia/HCA were eliminated and the Company assumed certain indebtedness from Columbia/HCA (see Note 4). In addition, LifePoint, on behalf of the Company, entered into various agreements with Columbia/HCA which are intended to facilitate orderly changes for both companies in a way which would be minimally disruptive to each entity. Information regarding Columbia/HCA included in this report on Form 10-Q is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission (the "Commission").

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For periods prior to the Distribution, such financial statements were prepared on the push down basis of historical cost to Columbia/HCA and represent the combined financial position, results of operations and cash flows of the net assets contributed to the Company. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. This Form 10-Q should be read in conjunction with the audited combined financial statements and notes included in LifePoint's Form 10 Registration Statement, as amended.

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

         It is too early to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigations will be commenced. If Columbia/HCA is found to have violated federal or state laws relating to Medicare, Medicaid or similar programs, Columbia/HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts in question in the qui tam and other actions may be substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such actions. In addition, a number of derivative actions have been brought by purported stockholders of Columbia/HCA against certain current and former officers and directors of Columbia/HCA alleging breach of fiduciary duty and failure to take reasonable steps to ensure that Columbia/HCA did not engage in illegal practices.

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

         In connection with the Distribution, Columbia/HCA has agreed to indemnify LifePoint and the Company in respect of any losses which it may incur arising from the proceedings described above. Columbia/HCA has also agreed to indemnify LifePoint and the Company in respect of any losses, which it may incur as a result of proceedings which may be commenced by government authorities or by private parties in the future that arise from acts, practices or omissions engaged in prior to the date of the Distribution and relate to the proceedings described above. Columbia/HCA has also agreed that, in the event that any hospital owned by the Company as of the date of the Distribution is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then Columbia/HCA will make cash payments to LifePoint based on amounts as defined in the Distribution Agreement by and among Columbia/HCA and LifePoint. LifePoint, on behalf of the Company, has agreed with Columbia/HCA that, in connection with the pending governmental investigations, it will negotiate with the government with respect to a compliance agreement setting forth the Company's agreement to comply with applicable laws and regulations. If any of such indemnified matters were successfully asserted against LifePoint or the Company, or any of its facilities, and Columbia/HCA failed to meet its indemnification obligations, then such losses could have a material adverse effect on the business, financial position, results of operations or prospects of LifePoint and the Company. Columbia/HCA has not indemnified LifePoint nor the Company for losses relating to any acts, practices and omissions engaged in by LifePoint and the Company after the Distribution, whether or not LifePoint or the Company is indemnified for similar acts, practices and omissions occurring prior to the date of the Distribution.

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

Senior Subordinated Notes

         On May 11, 1999, the Company assumed from Columbia/HCA $150 million in Senior Subordinated Notes maturing on May 15, 2009 and bearing interest at 10.75%. In November 1999, in a registered exchange offer the Company issued like aggregate principle amount of notes in exchange for these notes (the "Notes"). Interest is payable semi-annually. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

         The indenture pursuant to which the Notes were made contains certain covenants including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

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

         As of September 30, 1999, two of the Subsidiary Guarantors were not wholly owned and the guarantees of such non-wholly owned entities were limited. Subsequent to September 30, 1999, the Company acquired ownership of the remaining interest in one such Subsidiary Guarantor, and the limitations on the guarantee of such Subsidiary Guarantor, as well as the limitations on the guarantee of the remaining non-wholly owned Subsidiary Guarantor, were eliminated. Therefore, subsequent to September 30, 1999, only one of the Company's subsidiaries, Dodge City Healthcare Group, L.P., was not wholly owned, although all assets, liabilities, equity and earnings of this entity fully and unconditionally, jointly and severally guarantee the Notes. The Company owns approximately 70% of the partnership interests in this mostly owned limited partnership.

         A summarized condensed consolidating balance sheet at September 30, 1999 and condensed consolidating statement of operations and condensed consolidating statement of cash flows for the nine months ended September 30, 1999 for the Company segregating the parent company, the combined wholly owned guarantor subsidiaries, the mostly owned guarantor subsidiary and eliminations are found below. Separate financial statements of the mostly owned guarantor subsidiary, Dodge City Healthcare Group, L.P., are included elsewhere in this filing.

                       LifePoint Hospitals Holdings, Inc.
                Condensed Consolidating Statement of Operations
                  For the Nine Months ended September 30, 1999
                                 (in millions)

                                                                    Wholly Owned     Mostly Owned
                                                                     Guarantor        Guarantor                      Consolidated
                                                        Parent      Subsidiaries     Subsidiary     Eliminations        Total
                                                        ------      ------------     ----------     ------------        -----
Revenues .........................................      $   --         $363.5          $ 24.3         $   --           $387.8

Salaries and benefits ............................          --          156.6             8.5             --            165.1
Supplies .........................................          --           44.4             3.3             --             47.7
Other operating expenses .........................          --           83.7             3.5             --             87.2
Provision for doubtful accounts ..................          --           28.1             2.0             --             30.1
Depreciation and amortization ....................          --           22.0             1.3             --             23.3
Interest expense .................................        10.5            6.4             0.5             --             17.4
Management fees ..................................          --            2.7             0.5             --              3.2
ESOP expense .....................................          --            1.7              --             --              1.7
Equity in earnings of affiliates .................       (15.1)            --              --           15.1               --
                                                        ---------------------------------------------------------------------
                                                          (4.6)         345.6            19.6           15.1            375.7
                                                        ---------------------------------------------------------------------
Income (loss) before minority interests and
 income taxes ....................................         4.6           17.9             4.7          (15.1)            12.1
Minority interests in earnings of consolidated
 entities ........................................         1.4             --              --             --              1.4
                                                        ---------------------------------------------------------------------
Income (loss) before income taxes ................         3.2           17.9             4.7          (15.1)            10.7
Provision (benefit) for income taxes .............        (3.0)           7.5              --             --              4.5
                                                        ---------------------------------------------------------------------
     Net income (loss) ...........................      $  6.2         $ 10.4          $  4.7         $(15.1)          $  6.2
                                                        =====================================================================

                       LifePoint Hospitals Holdings, Inc.
                     Condensed Consolidating Balance Sheet
                               September 30, 1999
                                 (in millions)

                                                                  Wholly Owned       Mostly Owned
                                                                    Guarantor          Guarantor                     Consolidated
                          ASSETS                     Parent       Subsidiaries        Subsidiary    Eliminations         Total
                          ------                     ------       ------------        ----------    ------------         -----
Current assets:
     Cash and cash equivalents ..................   $     -         $  32.7             $    -       $      -           $  32.7
     Accounts receivable, net ...................         -            46.7                5.2              -              51.9
     Inventories ................................         -            12.8                1.0              -              13.8
     Deferred taxes and other current assets ....         -            24.8                0.1              -              24.9
                                                    ----------------------------------------------------------------------------
                                                          -           117.0                6.3              -             123.3
Property and equipment, at cost:
     Land .......................................         -             6.9                0.3              -               7.2
     Buildings ..................................         -           196.7                9.5              -             206.2
     Equipment ..................................         -           225.0               10.1              -             235.1
     Construction in progress ...................         -            29.9                0.5              -              30.4
                                                    ----------------------------------------------------------------------------
                                                          -           458.5               20.4              -             478.9
Accumulated depreciation ........................         -          (179.9)             (10.8)             -            (190.7)
                                                    ----------------------------------------------------------------------------
                                                          -           278.6                9.6              -             288.2
Net investment in and advances to
 subsidiaries ...................................     347.3               -                  -         (347.3)                -
Intangible assets, net ..........................       8.7             4.1               10.6              -              23.4
Other ...........................................         -             4.1                  -              -               4.1
                                                    ----------------------------------------------------------------------------
                                                    $ 356.0         $ 403.8             $ 26.5       $ (347.3)          $ 439.0
                                                    ============================================================================

                  LIABILITIES AND EQUITY

Current liabilities:
     Accounts payable ...........................   $     -         $  16.9             $  0.7       $      -           $  17.6
     Accrued salaries ...........................         -            13.3                  -              -              13.3
     Other current liabilities ..................       6.6            21.4                0.2                             28.2
     Current maturities of long-term debt .......       2.0             0.2                  -              -               2.2
                                                    ----------------------------------------------------------------------------
                                                        8.6            51.8                0.9              -              61.3
Intercompany balances to affiliates .............      (7.4)           (5.3)              12.7                                -
Long-term debt ..................................     258.0               -                  -              -             258.0
Deferred income taxes ...........................         -            20.3                  -              -              20.3
Professional liability risks and other
 liabilities ....................................         -             2.6                  -              -               2.6
Minority interests in equity of consolidated
 entities .......................................       3.8               -                  -                              3.8
Stockholders' equity ............................      93.0           334.4               12.9         (347.3)             93.0
                                                    ----------------------------------------------------------------------------
                                                    $ 356.0         $ 403.8             $ 26.5       $ (347.3)          $ 439.0
                                                    ============================================================================

                       LifePoint Hospitals Holdings, Inc.
                Condensed Consolidating Statement of Cash Flows
                  For the Nine Months ended September 30, 1999
                                 (in millions)

                                                                        Wholly Owned    Mostly Owned
                                                                          Guarantor       Guarantor                    Consolidated
                                                              Parent    Subsidiaries     Subsidiary     Eliminations      Total
                                                              ------    ------------     ----------     ------------      -----
Cash flows from operating activities:
    Net income .............................................  $ 6.2       $ 10.4           $ 4.7         $ (15.1)       $  6.2
    Adjustments to reconcile net income to net
     cash provided by operating activities:
        ESOP expense .......................................      -          1.7               -                           1.7
        Equity in earnings of affiliates ...................  (15.1)           -               -            15.1             -
        Provision for doubtful accounts ....................      -         28.1             2.0                          30.1
        Depreciation and amortization ......................      -         22.0             1.3                          23.3
        Amortization of deferred loan costs ................      -            -               -                             -
        Deferred income taxes (benefit) ....................      -         (7.4)              -                          (7.4)
        Impairment of long-lived assets ....................      -            -               -                             -
        Reserve for professional liability risk ............      -          2.5               -                           2.5
        Increase (decrease) in cash from operating
         assets and liabilities:
           Accounts receivable .............................      -        (24.4)           (1.4)                        (25.8)
           Inventories and other current assets ............      -         (1.6)           (0.1)                         (1.7)
           Accounts payable and accrued expenses ...........   10.5          1.5            (0.2)                         11.8
           Income taxes payable ............................      -         10.3               -                          10.3
        Other ..............................................    1.4         (2.2)              -                          (0.8)
                                                              -----------------------------------------------------------------
           Net cash provided by operating
            activities .....................................    3.0         40.9             6.3               -          50.2

Cash flows from investing activities:
    Purchase of property and equipment, net ................      -        (39.3)           (1.2)                        (40.5)
    Other ..................................................      -          0.3               -                           0.3
                                                              -----------------------------------------------------------------
           Net cash used in investing
            activities .....................................      -        (39.0)           (1.2)              -         (40.2)

Cash flows from financing activities:
    Decrease in long-term debt, net ........................      -         (0.1)           (0.3)                         (0.4)
    Distributions ..........................................      -          6.0            (6.0)                            -
    Increase (decrease) in intercompany balances with
     affiliates, net .......................................   (3.0)         1.8             1.2                             -
    Increase in intercompany balances with
     Columbia/HCA, net .....................................      -         23.1               -                          23.1
                                                              -----------------------------------------------------------------
                                                                  -
           Net cash provided by (used in) financing
            activities .....................................   (3.0)        30.8            (5.1)              -          22.7

Change in cash and cash equivalents ........................      -         32.7               -               -          32.7
Cash and cash equivalents at beginning of period ...........      -            -               -               -             -
                                                              -----------------------------------------------------------------
Cash and cash equivalents at end of period .................  $   -       $ 32.7           $   -         $     -        $ 32.7
                                                              =================================================================

NOTE 5 - PARTICIPATION IN STOCK BENEFIT PLANS

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

         LifePoint has also adopted the Executive Stock Purchase Plan, in which 1,000,000 shares of LifePoint's Common Stock were reserved and subsequently issued. The Executive Stock Purchase Plan grants a right to specified executives of LifePoint to purchase shares of Common Stock from LifePoint. LifePoint loaned each participant in the plan 100% of the purchase price of LifePoint's Common Stock (approximately $10.2 million), on a full recourse basis. The loans are reflected as a reduction to stockholders' equity as "Notes receivable for shares sold to employees". In addition, such executives have been granted options equal to three-quarters of a share for each share purchased. As of September 30, 1999, options to purchase 750,000 shares had been issued. The exercise price of these stock options is equal to the purchase price of the shares. The options expire in 10 years and are exercisable 50% on the date of grant and 50% five years after the Distribution.

         In addition, LifePoint adopted various other plans for which 425,000 shares of LifePoint's Common Stock have been reserved for issuance. In June 1999, 19,976 options were granted under such plans to non-employee directors. These options are exercisable beginning in part from the date of grant to three years after the date of grant and expire 10 years after grant.

         In connection with the Distribution, LifePoint established the LifePoint Employee Stock Ownership Plan ("ESOP"). The ESOP purchased from LifePoint approximately 8.3% of LifePoint's Common Stock at fair market value (approximately 2.8 million shares at $11.50 per share). Shares will be allocated ratably to employee accounts over the next 10 years beginning in fiscal year 1999. The shares held by the ESOP which have not yet been allocated to employee accounts are included in shareholders' equity as "Unearned ESOP compensation". Unearned ESOP shares are released at historical cost upon being allocated to employee accounts. ESOP expense is allocated by LifePoint to the Company and is recognized using the average market price of LifePoint shares committed to be released during the allocation period.

                       DODGE CITY HEALTHCARE GROUP, L.P.
                         CONDENSED STATEMENTS OF INCOME
                                   UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                          ------------------------      ------------------------
                                            1999           1998           1999            1998
                                          ---------      ---------      ---------      ---------

Revenues                                  $   7,688      $   8,157      $  24,302      $  24,133

Allocation of personnel costs                 2,676          2,780          8,471          8,970
Supplies                                      1,002            857          3,253          2,868
Other operating expenses                      1,224          1,395          3,650          3,972
Provision for doubtful accounts                 813            861          1,983          1,541
Depreciation and amortization                   422            429          1,276          1,214
Interest expense                                164            172            461            426
Management fees                                 153            162            484            480
                                          ---------      ---------      ---------      ---------
                                              6,454          6,656         19,578         19,471
                                          ---------      ---------      ---------      ---------
Net income                                $   1,234      $   1,501      $   4,724      $   4,662
                                          =========      =========      =========      =========

See accompanying notes

                       DODGE CITY HEALTHCARE GROUP, L.P.
                            CONDENSED BALANCE SHEETS
                                   UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                                     1999               1998
                                                                                 -------------       ------------
                                     ASSETS
Current assets:
  Accounts receivable, less allowance for doubtful accounts of $3,150
     at September 30, 1999, and $3,185 at December 31, 1998                        $    5,247         $    4,467
  Inventories                                                                             982                966
  Prepaid expenses and other                                                               89                 68
                                                                                   ----------         ----------
                                                                                        6,318              5,501

Property and equipment, at cost:
  Land                                                                                    319                319
  Buildings and improvements                                                            9,484              9,481
  Equipment                                                                            10,101              9,551
  Construction in progress                                                                553                 22
                                                                                   ----------         ----------
                                                                                       20,457             19,373
Accumulated depreciation                                                              (10,807)            (9,838)
                                                                                   ----------         ----------
                                                                                        9,650              9,535
Intangible assets, net of accumulated amortization of $1,369
     at September 30, 1999, and $1,145 at December 31, 1998                            10,578             10,802
                                                                                   ----------         ----------
                                                                                   $   26,546         $   25,838
                                                                                   ==========         ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable                                                                 $      653         $      791
  Accrued expenses                                                                        288                336
  Current maturities of long-term debt                                                     --                 19
                                                                                   ----------         ----------
                                                                                          941              1,146

Intercompany balances payable to affiliate                                             12,713             11,515
Long-term debt                                                                             --                301
Partners' capital:
  Limited partners (990 units authorized and 890 units issued and
   outstanding)                                                                        12,750             12,732
  General partner (10 units authorized, issued and outstanding)                           142                144
                                                                                   ----------         ----------
                                                                                       12,892             12,876
                                                                                   ----------         ----------
                                                                                   $   26,546         $   25,838
                                                                                   ==========         ==========

See accompanying notes.

                       DODGE CITY HEALTHCARE GROUP, L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                   -----------------------------
                                                                                      1999               1998
                                                                                   ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $    4,724         $    4,662
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Provision for doubtful accounts                                                   1,983              1,541
      Depreciation and amortization                                                     1,276              1,214
      Increase (decrease) in cash from operating
        assets and liabilities:
         Accounts receivable                                                           (1,446)            (3,208)
         Inventories, prepaid expenses and other current assets                           (37)                 8
         Accounts payable and accrued expenses                                           (186)              (408)
                                                                                   ----------         ----------
         Net cash provided by operating activities                                      6,314              3,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net                                               (1,166)            (1,523)
                                                                                   ----------         ----------
         Net cash used in investing activities                                         (1,166)            (1,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in long-term debt, net                                                          (320)              (935)
Increase in intercompany balances payable to
  affiliate, net                                                                        1,198              6,117
Distributions                                                                          (6,026)            (7,468)
                                                                                   ----------         ----------
         Net cash used in financing activities                                         (5,148)            (2,286)

Change in cash                                                                     $       --         $       --
Cash at beginning of period                                                                --                 --
                                                                                   ----------         ----------
Cash at end of period                                                              $       --         $       --
                                                                                   ==========         ==========

SUPPLEMENTAL INFORMATION:
Interest payments                                                                  $      461         $      426
                                                                                   ==========         ==========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS:
  Contribution from Columbia/HCA                                                   $    1,317         $       --
                                                                                   ==========         ==========

See accompanying notes.

                      DODGE CITY HEALTHCARE GROUP, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

         Dodge City Healthcare Group, L.P., a Kansas limited partnership (the "Partnership"), was organized on March 1, 1995. Dodge City Healthcare Partner, Inc., a Kansas corporation ("DCHP"), is the general partner of the Partnership with a 1.1% partnership interest. The limited partners of the Partnership are Western Plains Regional Hospital, LLC, a Delaware limited liability company ("WPRH"), and Dodge City Outpatient Surgical Facility Inc., a Kansas corporation ("DCOSF"), with partnership interests of 68.9% and 30.0%, respectively. DCHP and WPRH are indirect wholly owned subsidiaries of LifePoint Hospitals, Inc., a Delaware corporation ("LifePoint"), through its direct wholly owned subsidiary, LifePoint Hospital Holdings, Inc. ("Holdings").

         On May 11, 1999, Columbia/HCA Healthcare Corporation ("Columbia/HCA") completed the tax-free spin-off of its operations comprising the America Group by distributing all outstanding shares of LifePoint to its shareholders (the "Distribution"). As a result, Columbia/HCA's combined 70.0% interest in the Partnership was transferred to LifePoint and LifePoint assumed the rights as sole general partner of the Partnership. Information regarding Columbia/HCA included in this report on Form 10-Q is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission (the "Commission").

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

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Partnership management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         Certain estimates, assumptions and allocations were made in preparing the unaudited condensed financial statements included herein. Therefore, such financial statements may not necessarily be indicative of the results of operations, financial position or cash flows that would have existed had the Partnership been a separate, independent company throughout the periods presented.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INCOME TAXES

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

NOTE 3 - TRANSACTIONS WITH AFFILIATE

INTERCOMPANY BALANCES PAYABLE TO AFFILIATE

         Intercompany balances payable to affiliate represent the net excess of funds transferred to or paid on behalf of the Partnership over funds transferred to the centralized cash management account of LifePoint post-Distribution and Columbia/HCA pre-Distribution. Generally, this balance is increased by partnership distributions and disbursements made by LifePoint on behalf of the Partnership for operating expenses and to pay the Partnership's debt, completed construction project additions, fees and services provided by LifePoint, including information systems services and other operating expenses, such as personnel costs, interest and insurance. Generally, the balance is decreased through daily cash deposits by the Partnership to the account. Prior to the Distribution, the Partnership was charged interest on the outstanding intercompany balance at each month end at various rates ranging from 6% to 10%. For periods after the Distribution, the Partnership is being charged interest at prime rates which approximated 8.25% at September 30, 1999. In the opinion of LifePoint management, the interest rate charged has been at prevailing market rates. Interest expense under this arrangement is included in the Statements of Income.

MANAGEMENT FEES

         In accordance with the terms of the partnership agreement, the general partner receives a monthly management fee based upon the Partnership's net patient revenues. The management fee charged to the Partnership is not necessarily indicative of the actual costs which may have been incurred had the Partnership operated as an entity unaffiliated with LifePoint post-Distribution or Columbia/HCA pre-Distribution; however, in the opinion of the Partnership management, the management fee charged is reasonable.

PERSONNEL COSTS

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

RETIREMENT PLANS

         Personnel assigned to the Partnership subsequent to the Distribution participate in LifePoint's employee stock ownership plan ("ESOP"). Under the ESOP, shares of LifePoint Common Stock will be allocated ratably to participants over the next ten years, beginning in fiscal year 1999. ESOP expense is allocated to the Partnership based upon the average market price of shares committed to be released during the allocation period.

         Personnel assigned to the Partnership during the nine months ended September 30, 1998 participated in Columbia/HCA's defined contribution retirement plans which covered substantially all personnel assigned to the Partnership. The Partnership reimbursed a Columbia/HCA affiliate for personnel costs, including contributions to the plan. Benefits were determined primarily as a percentage of a participant's earned income.

COST REPORT LIABILITIES

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

NOTE 4 - GUARANTEE OF LONG-TERM DEBT

         On May 11, 1999, LifePoint assumed from Columbia/HCA $150 million in Senior Subordinated Notes maturing on May 15, 2009. In November 1999, in a registered exchange offer, LifePoint issued a like aggregate principal amount of notes in exchange for these notes (the "Notes"). The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness. The Notes are guaranteed jointly, severally and unconditionally by all of LifePoint's operating subsidiaries including the Partnership.

         On May 11, 1999, LifePoint also assumed from Columbia/HCA the obligations under a Bank Credit Agreement (the "Credit Agreement") with a group of lenders with commitments aggregating $210 million. The Credit Agreement consists of a $60 million term loan facility, an $85 million term loan facility, and a $65 million revolving credit facility (collectively the "Bank Facilities").

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

         The $65 million revolving credit facility is available for working capital and other general corporate purposes, and any outstanding amounts thereunder will be due and payable on November 11, 2004. No amounts were outstanding under this facility as of September 30, 1999.

         LifePoint's obligations under the Bank Facilities are guaranteed by its subsidiaries including the Partnership.

         The subsidiary guarantees of the Notes and the Bank Facilities are secured by a pledge of substantially all of the subsidiaries' assets including all of the assets of the Partnership.

NOTE 5 - CONTINGENCIES

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

         A discussion and analysis of financial condition and results of operations of LifePoint Hospitals Holdings, Inc. ("Holdings") has not been provided as management believes that this information would not enhance the quality of the information provided nor enhance an assessment of the financial condition and results of operations of LifePoint's business as a whole. LifePoint has limited independent operations and net assets other than through its ownership of Holdings and indirect ownership of Holdings' subsidiaries. For more information regarding Holdings, please see the related financial statements and accompanying notes appearing elsewhere herein.

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

         At September 30, 1999, the Company was comprised of 23 general, acute care hospitals and related health care entities. The entities are located in non- urban areas in the states of Alabama, Florida, Georgia, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming. In connection with the Distribution, all intercompany amounts payable by the Company to Columbia/HCA were eliminated and the Company assumed certain indebtedness from Columbia/HCA (see Note 4 of the Notes to the Condensed Consolidated Financial Statements). In addition, the Company entered into various agreements with Columbia/HCA which are intended to facilitate orderly changes for both companies in a way, which would be minimally disruptive to each entity. Information regarding Columbia/HCA included in this Report on Form 10-Q is derived from reports and other information filed by Columbia/HCA with the Securities and Exchange Commission.

Forward-Looking Statements

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains disclosures, which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "estimate", "anticipate", "plan" or "continue". These forward-looking statements are based on the current plans and expectations of the Company and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the Company's future financial condition and results. These factors include, but are not limited to, (i) the highly competitive nature of the health care business, (ii) the efforts of insurers, health care providers and others to contain health care costs, (iii) possible changes in the Medicare program that may further limit reimbursements to health care providers and insurers, (iv) changes in federal, state or local regulation affecting the health care industry, (v) the possible enactment of federal or state health care reform, (vi) the ability to attract and retain qualified management and personnel, including physicians, (vii) liabilities and other claims asserted against the Company, (viii) fluctuations in the market value of the Company's Common Stock, (ix) changes in accounting practices, (x) changes in general economic conditions, (xi) the complexity of integrated computer systems and the success and expense of the remediation efforts of Columbia/HCA, the Company and relevant third parties in achieving Year 2000 readiness, and
(xii) other risk factors. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward- looking statements made by or on behalf of the Company. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Operating Results Summary

         The following is a summary of results from continuing operations for the three months and nine months ended September 30, 1999 and 1998 (dollars in millions):

                                          Three Months ended September 30,
                                                 1999              1998
                                                 ----              ----
                                          Amount    Ratio   Amount    Ratio
                                          ------    -----   ------    -----
Revenues..............................    $125.4    100.0%  $124.7    100.0%

Salaries & benefits...................      52.2     41.7     54.3     43.6
Supplies..............................      15.7     12.5     15.7     12.6
Other operating expenses..............      28.8     23.0     27.9     22.4
Provision for doubtful accounts.......      10.7      8.5     12.0      9.6
Depreciation & amortization...........       7.9      6.4      7.4      5.8
Interest expense......................       6.7      5.3      4.8      3.8
Management fees allocated from
 Columbia/HCA.........................         -        -      2.2      1.8
ESOP expense..........................       1.2      0.9        -        -
Impairment of long-lived assets.......         -        -      1.3      1.1
                                           -----    -----    -----    -----
                                           123.2     98.3    125.6    100.7

Income (loss) from continuing
 operations before minority
 interests and income taxes...........       2.2      1.7     (0.9)    (0.7)
Minority interests in earnings of
 consolidated entities................       0.4      0.3      0.5      0.4
                                            ----    -----    -----     ----
Income(loss)from continuing
 operations before income taxes.......       1.8      1.4     (1.4)    (1.1)
Provision (benefit) for income
 taxes................................       0.7      0.6     (0.6)    (0.4)
                                           -----    -----    -----    -----
Income (loss) from continuing
 operations...........................      $1.1      0.8    $(0.8)    (0.7)
                                           =====    =====    =====    =====

% changes from prior year:
Revenues..............................       0.6%
Income(loss)from continuing
 operations before income taxes.......     232.8
Income(loss)from continuing
 operations...........................     228.2
Admissions (a)........................       1.3
Equivalent admissions (b).............       3.1
Revenues per equivalent admission.....      (2.4)

                                          Nine Months ended September 30,
                                              1999                 1998
                                              ----                 ----
                                       Amount     Ratio      Amount    Ratio
                                       ------     -----      ------    -----
Revenues.............................  $387.8     100.0%     $379.1    100.0%

Salaries & benefits..................   165.1      42.6       164.0     43.3
Supplies.............................    47.7      12.3        46.3     12.2
Other operating expenses.............    87.4      22.5        85.8     22.7
Provision for doubtful accounts......    30.1       7.8        31.3      8.2
Depreciation & amortization..........    23.3       6.0        20.4      5.3
Interest expense.....................    17.4       4.5        14.2      3.7
Management fees allocated from
 Columbia/HCA........................     3.2       0.8         6.7      1.8
ESOP expense.........................     1.7       0.4           -        -
Impairment of long-lived assets......       -         -         1.3      0.4
                                        -----     -----       -----    -----
                                        375.9      96.9       370.0     97.6

Income from continuing operations
 before minority interests
 and income taxes....................    11.9       3.1         9.1      2.4
Minority interests in earnings of
 consolidated entities...............     1.4       0.4         1.4      0.4
                                        -----     -----        ----    -----
Income from continuing operations
 before income taxes.................    10.5       2.7         7.7      2.0
Provision for income taxes...........     4.4       1.1         3.1      0.8
                                        -----     -----       -----    -----
Income from continuing operations....   $ 6.1       1.6       $ 4.6      1.2
                                        =====     =====       =====    =====

% changes from prior year:
Revenues.............................     2.3%
Income from continuing operations
 before income taxes.................    35.9
Income from continuing operations....    31.4
Admissions (a).......................     3.8
Equivalent admissions (b)............     4.4
Revenues per equivalent admission....    (2.0)

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

         The indenture pursuant to which the Notes were made contains certain covenants including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

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

         It is too early to predict the effect or outcome of any of the ongoing investigations or qui tam and other actions, or whether any additional investigations or litigations will be commenced. If Columbia/HCA is found to have violated federal or state laws relating to Medicare, Medicaid or similar programs, Columbia/HCA could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Similarly, the amounts claimed in the qui tam and other actions are substantial, and Columbia/HCA could be subject to substantial costs resulting from an adverse outcome of one or more of such actions. In addition, a number of derivative actions have been brought by purported stockholders of Columbia/HCA against certain current and former officers and directors of Columbia/HCA alleging breach of fiduciary duty and failure to take reasonable steps to ensure that Columbia/HCA did not engage in illegal practices.

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

         The Company, in participation with Columbia/HCA, has undertaken a program to inventory, assess and correct, replace or otherwise address impacted, vendor - supplied products (hardware, systems software, business software, and telecommunication equipment) with respect to Year 2000 compliance. Columbia/HCA has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address IT products that pose a material Year 2000 impact and expects to complete, in all material respects, the IT infrastructure portion of the program during the fourth quarter of 1999. This is a revised date from September 30, 1999 due to changes in vendor product status.

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)

                                 Operating Data

                                                     1999           1998
                                                    ------         -------

Number of hospitals in operations at
        March 31.................................       23              23
        June 30..................................       23              23
        September 30.............................       23              23
        December 31..............................                       23
Licensed hospitals beds at (a):
        March 31.................................    2,169           2,136
        June 30..................................    2,169           2,113
        September 30.............................    2,169           2,112
        December 31..............................                    2,169
Weighted average licensed beds (b):
    Quarter:
        First....................................    2,169           2,136
        Second...................................    2,169           2,128
        Third....................................    2,169           2,113
        Fourth...................................                    2,131
    Year.........................................                    2,127
Average daily census (c):
    Quarter:
        First....................................      863             853
        Second...................................      714             695
        Third....................................      668             699
        Fourth...................................                      725
    Year.........................................                      742
Admissions (d):
    Quarter:
        First....................................   18,051          16,842
        Second...................................   15,335          14,940
        Third....................................   15,018          14,832
        Fourth...................................                   15,655
    Year.........................................                   62,269
Equivalent Admissions (e):
    Quarter:
        First....................................   30,741          28,412
        Second...................................   27,651          27,175
        Third....................................   27,767          26,920
        Fourth...................................                   27,522
    Year.........................................                  110,029
Average length of stay (days) (f):
    Quarter:
        First....................................      4.3             4.6
        Second...................................      4.2             4.2
        Third....................................      4.1             4.3
        Fourth...................................                      4.3
    Year.........................................                      4.4

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


                          Operating Data (Continued)

---------
(a) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b) Represents the average number of licensed beds, weighted based on periods owned.
(c) Represents the average number of patients in the company's hospital beds each day.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e) Equivalent admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions is computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the average number of days admitted patients stay in the Company's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.

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

                           LIFEPOINT HOSPITALS, INC.

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                (Dollars in millions, except per share amounts)

                                                                                           Pro Forma
                                                                       Historical         Adjustments             Pro Forma
                                                                       ----------         -----------             ----------

Revenues .....................................................         $    125.4          $     (9.4)(a)         $    116.0

Salaries and benefits ........................................               52.2                (4.5)(a)               47.7
Supplies .....................................................               15.7                (1.4)(a)               14.3
Other operating expenses .....................................               28.8                (2.8)(a)               26.0
Provision for doubtful accounts ..............................               10.7                (1.5)(a)                9.2
Depreciation and amortization ................................                7.9                (0.8)(a)                7.1
Interest expense .............................................                6.7                  --                    6.7
ESOP expense .................................................                1.2                  --                    1.2
                                                                       ----------          ----------             ----------
                                                                            123.2               (11.0)                 112.2
                                                                       ----------          ----------             ----------
Income from continuing operations before minority
   interests and income taxes ................................                2.2                 1.6                    3.8
Minority interests in earnings of consolidated
   entities ..................................................                0.4                  --                    0.4
                                                                       ----------          ----------             ----------
Income from continuing operations before income
   taxes .....................................................                1.8                 1.6                    3.4
Provision for income taxes ...................................                0.7                 0.7 (e)                1.4
                                                                       ----------          ----------             ----------
Income from continuing operations ............................         $      1.1          $      0.9             $      2.0
                                                                       ==========          ==========             ==========

Basic and diluted earnings per share .........................         $     0.03          $     0.04             $     0.07
                                                                       ==========          ==========             ==========
Shares used in earnings per share calculations (000s):
   Basic .....................................................             30,951              30,951                 30,951
        Dilutive securities - stock options ..................                 63                  63                     63
                                                                       ----------          ----------             ----------
   Diluted ...................................................             31,014              31,014                 31,014
                                                                       ==========          ==========             ==========

                            See accompanying notes.

                           LIFEPOINT HOSPITALS, INC.

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                (Dollars in millions, except per share amounts)

                                                                                                 Pro Forma
                                                                              Historical        Adjustments      Pro Forma
                                                                              ----------        -----------      ---------

Revenues .................................................................      $ 387.8          $ (33.5)(a)      $ 354.3

Salaries and benefits ....................................................        165.1            (15.7)(a)        147.6
                                                                                                     0.9 (c)
                                                                                                    (2.7)(b)
Supplies .................................................................         47.7             (4.7)(a)         43.1
                                                                                                     0.1 (c)
Other operating expenses .................................................         87.4             (8.6)(a)         80.1
                                                                                                     1.3 (c)
Provision for doubtful accounts ..........................................         30.1             (4.3)(a)         25.8
Depreciation and amortization ............................................         23.3             (2.6)(a)         20.7
Interest expense .........................................................         17.4              2.6 (d)         20.0
Management fees allocated from Columbia/HCA ..............................          3.2             (3.2)(c)           --
ESOP expense .............................................................          1.7              1.0 (b)          2.7
                                                                                -------          -------          -------
                                                                                  375.9            (35.9)           340.0
                                                                                -------          -------          -------
Income from continuing operations before minority
   interests and income taxes ............................................         11.9              2.4             14.3
Minority interests in earnings of consolidated
   entities ..............................................................          1.4               --              1.4
                                                                                -------          -------          -------
Income from continuing operations before income
   taxes .................................................................         10.5              2.4             12.9
Provision for income taxes ...............................................          4.4              1.0 (e)          5.4
                                                                                -------          -------          -------
Income from continuing operations ........................................      $   6.1          $   1.4          $   7.5
                                                                                =======          =======          =======

Basic and diluted earnings per share .....................................      $  0.20          $  0.05          $  0.25
                                                                                =======          =======          =======
Shares used in earnings per share calculations (000s):
   Basic .................................................................       30,349           30,349           30,349
        Dilutive securities - stock options ..............................          194              194              194
                                                                                -------          -------          -------
   Diluted ...............................................................       30,543           30,543           30,543
                                                                                =======          =======          =======

                            See accompanying notes.

                           LIFEPOINT HOSPITALS, INC.

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                (Dollars in millions, except per share amounts)

                                                                          Pro Forma
                     ASSETS                               Historical     Adjustments      Pro Forma
                     ------                               ----------     -----------      ---------

Current assets:
  Cash and cash equivalents..........................      $  32.7        $    -           $  32.7
  Accounts receivable, net...........................         51.9          (6.4)(a)          45.5
  Inventories........................................         13.8          (1.9)(a)          11.9
  Deferred taxes and other current assets............         24.9          (1.4)(a)          23.5
                                                           -------        ------           -------
                                                             123.3          (9.7)            113.6

Property and equipment, at cost......................        478.9         (30.9)(a)         448.0
Accumulated depreciation.............................       (190.7)         13.3 (a)        (177.4)
                                                           -------        ------           -------
                                                             288.2         (17.6)            270.6

Intangible assets, net...............................         23.4          (0.4)(a)          23.0
Other................................................          4.1          (4.1)(a)             -
                                                           -------        ------           -------
                                                           $ 439.0        $(31.8)          $ 407.2
                                                           =======        ======           =======


             LIABILITIES AND EQUITY
             ----------------------

Current liabilities:
  Accounts payable...................................      $  17.6        $ (1.3)(a)       $  16.3
  Accrued salaries...................................         13.3          (0.8)(a)          12.5
  Other current liabilities..........................         28.2          (0.8)(a)          27.4
  Current maturities of long-term debt...............          2.2             -               2.2
                                                           -------        ------           -------
                                                              61.3          (2.9)             58.4

Long-term debt.......................................        258.0             -             258.0
Deferred taxes.......................................         20.3           6.3 (a)          26.6
Professional liability risks and other liabilities...          2.6             -               2.6
Minority interests in equity of
 consolidated entities...............................          3.8             -               3.8

Stockholders' equity:
 Preferred stock, $0.01 par value; 10,000,000 shares
  authorized; no shares issued.......................            -             -                 -
 Common stock, $0.01 par value; 90,000,000 shares
  authorized; 31,066,289 shares outstanding at
  September 30, 1999.................................          0.3             -               0.3
 Capital in excess of par value......................        133.1         (37.8)(a)          95.3
 Unearned ESOP compensation..........................        (30.3)            -             (30.3)
 Notes receivable for shares sold to employees.......        (10.2)            -             (10.2)
 Retained earnings...................................          0.1           2.6 (a)           2.7
                                                           -------        ------           -------
                                                              93.0         (35.2)             57.8
                                                           -------        ------           -------
                                                           $ 439.0        $(31.8)          $ 407.2
                                                           =======        ======           =======

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

Item 6:  Exhibits and Reports on Form 8-K

     (a) List of Exhibits:


Exhibit Number                  Description
--------------                  -----------

  3.1             Certificate of Incorporation of LifePoint Hospitals,
                  Incorporated by reference from LifePoint Hospitals' Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1999.

  3.2             Bylaws of LifePoint Hospitals. Incorporated by reference from
                  LifePoint Hospitals' Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

  3.3             Certificate of Incorporation of LifePoint Holdings.
                  Incorporated by reference from LifePoint Holdings' Annual
                  Report on Form 10-K for the year ended December 31, 1999.

  3.4             Bylaws of LifePoint Holdings. Incorporated by reference from
                  LifePoint Holdings' Annual Report on Form 10-K for the year ended December 31, 1999.

  27.1 Financial Data Schedule for LifePoint Hospitals (for SEC use only).

  27.2 Financial Data Schedule for LifePoint Holdings (for SEC use only).


     (b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

     None.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LifePoint Hospitals, Inc.



Date:  March 31, 2000                 /s/ Kenneth C. Donahey
                                    -------------------------------------
                                    Kenneth C. Donahey
                                    Senior Vice President & Chief
                                    Financial Officer



                                    LifePoint Hospitals Holdings, Inc.



Date:  March 31, 2000                 /s/ Kenneth C. Donahey
                                    -------------------------------------
                                    Kenneth C. Donahey
                                    Senior Vice President &
                                    Chief Financial Officer

                                 Exhibit Index



Exhibit Number                  Description
--------------                  -----------

  3.1             Certificate of Incorporation of LifePoint Hospitals.
                  Incorporated by reference from LifePoint Hospitals' Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1999.

  3.2             Bylaws of LifePoint Hospitals. Incorporated by reference from
                  LifePoint Hospitals' Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

  3.3             Certificate of Incorporation of LifePoint Holdings.
                  Incorporated by reference from LifePoint Holdings' Annual
                  Report on Form 10-K for the year ended December 31, 1999.

  3.4             Bylaws of LifePoint Holdings. Incorporated by reference from
                  LifePoint Holdings' Annual Report on Form 10-K for the year ended December 31, 1999.

  27.1 Financial Data Schedule for LifePoint Hospitals (for SEC use only).

  27.2 Financial Data Schedule for LifePoint Holdings (for SEC use only).
