Form 10-K405/A
period 1999-12-31
LIFEPOINT HOSPITALS INC
filed 2000-04-04
CIK 1074772

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                   FORM 10-K/A

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number: 0-29818

                            LIFEPOINT HOSPITALS, INC.
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                           52-2165845
   (State or Other Jurisdiction of                            (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)

      103 Powell Court, Suite 200                                   37027
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

         As of March 17, 2000, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 33,704,040.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of LifePoint's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 2000 are incorporated by reference into Part III hereof.

                                EXPLANATORY NOTE

    This amendment to the Annual Report on Form 10-K of LifePoint Hospitals, Inc. for the fiscal year ended December 31, 1999 is being filed solely to correct an inadvertant error which occurred upon filing of the Form 10-K. The Financial Data Schedule originally filed as Exhibit 27 on behalf of LifePoint Hospitals, Inc. contained information relating to LifePoint Hospitals Holdings, Inc. The LifePoint Hospitals, Inc. Financial Data Schedule, as corrected, is contained in this amendment.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on April 4, 2000.


                                          LifePoint Hospitals, Inc.

                                          By: /s/ Scott L. Mercy
                                             -----------------------------------
                                                       Scott L. Mercy
                                                        Chairman and
                                                   Chief Executive Officer

                                  EXHIBIT INDEX


 Exhibit No.                               Description
 -----------                               -----------

27              -   Financial Data Schedule for LifePoint Hospitals, Inc. (for SEC use only)

