Form 10-Q
period 2000-03-31
LIFEPOINT HOSPITALS INC
filed 2000-05-11
CIK 1074772

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

                  For the quarterly period ended March 31, 2000

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

                                    YES [X]  NO [ ]

         As of April 30, 2000, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 31,309,683, and all of the shares of Common Stock of LifePoint Hospitals Holdings, Inc. were owned by LifePoint Hospitals, Inc.

===============================================================================

Part I:  Financial Information
Item 1:  Financial Statements




                           LIFEPOINT HOSPITALS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                (Dollars in millions, except per share amounts)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2000            1999
                                                              -------         -------
Revenues ...............................................      $ 136.0         $ 134.2

Salaries and benefits ..................................         55.7            57.1
Supplies ...............................................         17.0            16.4
Other operating expenses ...............................         29.7            28.5
Provision for doubtful accounts ........................          9.1            10.3
Depreciation and amortization ..........................          8.4             7.5
Interest expense .......................................          7.2             4.7
Management fees ........................................           --             2.4
ESOP expense ...........................................          1.1              --
                                                              -------         -------
                                                                128.2           126.9
                                                              -------         -------

Income before minority interests and
 income taxes ..........................................          7.8             7.3
Minority interests in earnings of consolidated
 entities ..............................................          0.6             0.4
                                                              -------         -------

Income before income taxes .............................          7.2             6.9
Provision for income taxes .............................          3.2             2.9
                                                              -------         -------

   Net income ..........................................      $   4.0         $   4.0
                                                              =======         =======

Basic and diluted earnings per share:

   Net income ..........................................      $  0.13         $  0.13
                                                              =======         =======

Shares used in earnings per share calculations (000s):
   Basic ...............................................       31,184          29,899
       Dilutive securities - stock options .............          838             269
                                                              -------         -------
   Diluted .............................................       32,022          30,168
                                                              =======         =======



                             See accompanying notes.

                            LIFEPOINT HOSPITALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                 (Dollars in millions, except per share amounts)

                                                                                MARCH 31,         DECEMBER 31,
                                 ASSETS                                           2000                1999
                                 ------                                       -------------       -------------
Current assets:
   Cash and cash equivalents ............................................     $        25.6       $        12.5
   Accounts receivable, less allowance for doubtful accounts of $51.3
    at March 31, 2000 and $50.3 at December 31, 1999 ....................              40.5                46.7
   Inventories ..........................................................              14.2                14.3
   Deferred taxes and other current assets ..............................              23.4                25.9
                                                                              -------------       -------------
                                                                                      103.7                99.4

Property and equipment, at cost:
   Land .................................................................               7.9                 7.9
   Buildings ............................................................             207.0               204.1
   Equipment ............................................................             254.7               260.6
   Construction in progress (estimated cost to complete and equip
    after March 31, 2000 - $9.4 ) .......................................              19.8                20.2
                                                                              -------------       -------------
                                                                                      489.4               492.8
Accumulated depreciation ................................................            (197.0)             (198.4)
                                                                              -------------       -------------
                                                                                      292.4               294.4

Intangible assets, net of accumulated amortization of $9.2 at
   March 31, 2000 and $8.6 at December 31, 1999 .........................              25.7                26.4
Other ...................................................................                --                 0.2
                                                                              -------------       -------------
                                                                              $       421.8       $       420.4
                                                                              =============       =============

                          LIABILITIES AND EQUITY
                          ----------------------
Current liabilities:
   Accounts payable .....................................................     $        15.8       $        26.5
   Accrued salaries .....................................................              13.2                14.7
   Other current liabilities ............................................              20.0                12.9
   Current maturities of long-term debt .................................               4.1                 3.1
                                                                              -------------       -------------
                                                                                       53.1                57.2

Long-term debt ..........................................................             255.8               257.1
Deferred taxes ..........................................................              13.2                12.5
Professional liability risks and other liabilities ......................               4.4                 3.4
Minority interests in equity of consolidated entities ...................               4.4                 4.5

Stockholders' equity:
   Preferred stock, $0.01 par value; 10,000,000 shares authorized;
    no shares issued ....................................................                --                  --
   Common stock, $0.01 par value; 90,000,000 shares authorized;
    31,282,397 shares outstanding at March 31, 2000 .....................               0.3                 0.3
   Capital in excess of par value .......................................             138.3               137.9
   Unearned ESOP compensation ...........................................             (28.1)              (28.9)
   Notes receivable for shares sold to employees ........................             (10.2)              (10.2)
   Accumulated deficit ..................................................              (9.4)              (13.4)
                                                                              -------------       -------------
                                                                                       90.9                85.7
                                                                              -------------       -------------
                                                                              $       421.8       $       420.4
                                                                              =============       =============




                             See accompanying notes.

                            LIFEPOINT HOSPITALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                              (Dollars in millions)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2000           1999
                                                              -------         -------
Cash flows from operating activities:
    Net income .............................................  $   4.0         $   4.0
    Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
        ESOP expense .......................................      1.1              --
        Provision for doubtful accounts ....................      9.1            10.3
        Depreciation and amortization ......................      8.4             7.5
        Amortization of deferred loan costs ................      0.4              --
        Deferred income taxes ..............................      3.2              --
        Reserve for professional liability risk ............      1.0              --
        Increase (decrease) in cash from
         operating assets and liabilities:
           Accounts receivable .............................     (2.9)          (22.7)
           Inventories and other current assets ............      0.1            (0.3)
           Accounts payable and accrued expenses ...........     (3.6)            1.1
        Other ..............................................      0.1            (0.1)
                                                              -------         -------
           Net cash provided by (used in) operating
            activities .....................................     20.9            (0.2)

Cash flows from investing activities:
    Purchase of property and equipment, net ................     (7.6)          (14.7)
    Other ..................................................      0.4            (0.2)
                                                              -------         -------

           Net cash used in investing activities ...........     (7.2)          (14.9)

Cash flows from financing activities:
    Decrease in long-term debt, net ........................     (0.7)             --
    Increase in intercompany balances with
     Columbia/HCA, net .....................................       --            15.1
    Other ..................................................      0.1              --
                                                              -------         -------
           Net cash provided by (used in)
            financing activities ...........................     (0.6)           15.1

Change in cash and cash equivalents ........................     13.1              --
Cash and cash equivalents at beginning of period ...........     12.5              --
                                                              -------         -------

Cash and cash equivalents at end of period .................  $  25.6         $    --
                                                              =======         =======

Interest payments ..........................................  $   2.7         $   4.7
Income tax payments ........................................  $    --         $   2.3




                             See accompanying notes.

                            LIFEPOINT HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         On May 11, 1999, Columbia/HCA Healthcare Corporation ("Columbia/HCA") completed the spin-off of its operations comprising the America Group to its shareholders by distributing all outstanding shares of LifePoint Hospitals, Inc. (the "Distribution"). LifePoint Hospitals, Inc., together with its subsidiaries, as appropriate, is hereinafter referred to as the "Company" or "LifePoint". As a result of the Distribution, the Company became an independent, publicly-traded company. Owners of Columbia/HCA Common Stock received one share of the Company's Common Stock for every 19 shares of Columbia/HCA Common Stock held which resulted in approximately 29.9 million shares of the Company's Common Stock outstanding immediately after the Distribution.

         At March 31, 2000, the Company was comprised of 22 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Georgia, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - DIVESTITURE

         Effective February 1, 2000, the Company sold Trinity Hospital in Erin, Tennessee. Trinity Hospital was one of three of the Company's hospital facilities held for sale. The Company recorded an impairment of long-lived assets related to the hospitals held for sale in 1998 and an additional impairment in 1999. Due to these impairment charges, no gain or loss was recorded for the sale of Trinity Hospital during the three months ended March 31, 2000.

         Effective April 1, 2000, the Company sold another one of the three of the Company's hospital facilities held for sale. See Note 6. The Company anticipates that the divestiture of the remaining facility will be completed during 2000. For the three months ended March 31, 2000 and 1999, these three facilities had net revenues of approximately $7.1 million and $12.9 million, respectively and incurred loss from continuing operations before income taxes of $1.8 million and $0.2 million, respectively.

NOTE 4 - CONTINGENCIES

  Columbia/HCA Investigations, Litigation and Indemnification Rights

         Based upon its review of public filings and statements made by Columbia/HCA, LifePoint's management understands that Columbia/HCA is the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. Any discussion contained in this report regarding such matters is based solely upon such public filings and statements. Management of LifePoint understands that Columbia/HCA is cooperating in these investigations and that Columbia/HCA understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is the subject of a formal order of investigation by the Securities and Exchange Commission (the "Commission"). The Commission investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws. According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and TRICARE cost reports for the years 1992 and 1993 and on a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted on all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee and the government executed an agreement to defer prosecution for 18 months after which charges will be dismissed. The two convicted employees were sentenced in December 1999 and both have appealed to the 11th Circuit.

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

         Management of LifePoint believes that the ongoing governmental investigations and related media coverage may have had a negative effect on Columbia/HCA's results of operations (which include the Company for the periods prior to the date of the Distribution which are presented herein). The extent to which the Company may or may not continue to be affected after the Distribution by the ongoing investigations of Columbia/HCA, the initiation of additional investigations, if any, and the related media coverage cannot be predicted. It is possible that these matters could have a material adverse effect on the financial condition or results of operations of the Company in future periods.

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

  Physician Commitments

         The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. Amounts committed to be advanced approximated $14.3 million at March 31, 2000. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician's private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community. It is management's opinion that amounts actually advanced and not repaid will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 5 - LONG - TERM DEBT

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

         As of March 31, 2000, $25 million of the $60 million term loan facility was drawn, with the remaining $35 million available for limited purposes to be drawn by May 11, 2000. See Note 6. The final payment under this term loan facility is due November 11, 2004.

         The $85 million term loan facility was drawn in full at the time of the Distribution. The final payment under this term loan is due November 11, 2005.

         The $65 million revolving credit facility is available for working capital and other general corporate purposes, and any outstanding amounts thereunder will be due and payable on November 11, 2004. No amounts were outstanding under this facility as of April 30, 2000.

         Repayments under the term loan facilities are due in quarterly installments with quarterly amortization based on annual amounts. Interest on the Bank Facilities is currently based on LIBOR plus 3.0% for the revolving credit facility and the $60 million term loan facility, and LIBOR plus 3.5% for the $85 million term loan facility. The weighted average interest rate on the Bank Facilities was approximately 9.5% at March 31, 2000. The Company also pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility and on the undrawn portion of the $60 million term loan facility.

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

         As of May 11, 1999, two of the Subsidiary Guarantors were not wholly owned and the guarantees of such non-wholly owned entities were limited. During the fourth quarter of 1999, the Company acquired ownership of the remaining interest in one such Subsidiary Guarantor, and the limitations on the guarantee of such Subsidiary Guarantor, as well as the limitations on the guarantee of the remaining non-wholly owned Subsidiary Guarantor, were eliminated. Therefore, at March 31, 2000, only one of the Company's subsidiaries, Dodge City Healthcare Group, L.P., was not wholly owned, although all assets, liabilities, equity and earnings of this entity fully and unconditionally, jointly and severally guarantee the Notes. The Company owns approximately 70% of the partnership interests in this mostly owned guarantor subsidiary.

         Presented below is summarized condensed unaudited consolidating financial information for the Company and its subsidiaries as of and for the three months ended March 31, 2000 segregating the parent company, the issuer of the Notes (LifePoint Hospitals Holdings, Inc.), the combined wholly owned guarantor subsidiaries, the mostly owned guarantor subsidiary and eliminations. Separate audited financial statements for the year ended December 31, 1999 of the non-wholly owned guarantor subsidiary, Dodge City Healthcare Group, L.P., have been filed with the Commission.

                            LIFEPOINT HOSPITALS, INC.
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN MILLIONS)

                                                                          WHOLLY OWNED   MOSTLY OWNED
                                                             ISSUER OF      GUARANTOR      GUARANTOR                    CONSOLIDATED
                                                   PARENT      NOTES      SUBSIDIARIES    SUBSIDIARY      ELIMINATIONS      TOTAL
                                                   ------    ---------    ------------   ------------     ------------  ------------

Revenues ...............................         $   --        $   --        $127.8         $  8.2           $   --      $136.0

Salaries and benefits ..................             --            --          53.1            2.6               --        55.7
Supplies ...............................             --            --          15.9            1.1               --        17.0
Other operating expenses ...............             --            --          28.6            1.1               --        29.7
Provision for doubtful accounts ........             --            --           8.5            0.6               --         9.1
Depreciation and amortization ..........             --            --           8.0            0.4               --         8.4
Interest expense .......................             --           7.2          (0.1)           0.1               --         7.2
Management fees ........................             --            --          (0.2)           0.2               --          --
ESOP expense ...........................             --            --           1.0            0.1               --         1.1
Equity in earnings of affiliates .......           (4.0)         (9.3)           --             --             13.3          --
                                                 ------        ------        ------         ------           ------      ------
                                                   (4.0)         (2.1)        114.8            6.2             13.3       128.2
                                                 ------        ------        ------         ------           ------      ------
Income before minority interests
  and income taxes .....................            4.0           2.1          13.0            2.0            (13.3)        7.8
Minority interests in earnings of
  consolidated entities ................             --           0.6            --             --               --         0.6
                                                 ------        ------        ------         ------           ------      ------
Income before income taxes .............            4.0           1.5          13.0            2.0            (13.3)        7.2
Provision for income taxes .............             --          (2.5)          5.7             --               --         3.2
                                                 ------        ------        ------         ------           ------      ------

     Net income ........................         $  4.0        $  4.0        $  7.3         $  2.0           $(13.3)     $  4.0
                                                 ======        ======        ======         ======           ======      ======

                            LIFEPOINT HOSPITALS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2000
                             (DOLLARS IN MILLIONS)

                                                                               WHOLLY OWNED   MOSTLY OWNED                 CONSOLI-
                                                                    ISSUER OF    GUARANTOR      GUARANTOR                   DATED
                                                           PARENT     NOTES    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   TOTAL
                                                           ------   ---------  ------------   ------------   ------------  --------


                            ASSETS
Current assets:
    Cash and cash equivalents ............................  $   --     $   --     $  25.6      $    --          $    --     $  25.6
    Accounts receivable, net .............................      --         --        35.6          4.9               --        40.5
    Inventories ..........................................      --         --        13.1          1.1               --        14.2
    Deferred taxes and other current assets ..............      --         --        23.2          0.2               --        23.4
                                                            ------     ------     -------      -------          -------     -------
                                                                --         --        97.5          6.2               --       103.7
Property and equipment, at cost:
    Land .................................................      --         --         7.6          0.3               --         7.9
    Buildings ............................................      --         --       197.1          9.9               --       207.0
    Equipment ............................................      --         --       244.4         10.3               --       254.7
    Construction in progress .............................      --         --        19.8           --               --        19.8
                                                            ------     ------     -------      -------          -------     -------
                                                                --         --       468.9         20.5               --       489.4
Accumulated depreciation .................................      --         --      (185.5)       (11.5)              --      (197.0)
                                                            ------     ------     -------      -------          -------     -------
                                                                --         --       283.4          9.0               --       292.4

Net investment in and advances to subsidiaries ...........    90.9      366.4          --           --           (457.3)         --
Intangible assets, net ...................................      --        9.8         5.5         10.4               --        25.7
Other ....................................................      --         --          --           --               --          --
                                                            ------     ------     -------      -------          -------     -------
                                                            $ 90.9     $376.2     $ 386.4      $  25.6          $(457.3)    $ 421.8
                                                            ======     ======     =======      =======          =======     =======


                    LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable .....................................  $   --     $   --     $  15.2      $   0.6          $    --     $  15.8
    Accrued salaries .....................................      --         --        13.2           --               --        13.2
    Other current liabilities ............................      --        6.4        13.2          0.4               --        20.0
    Current maturities of long-term debt .................      --        4.1          --           --               --         4.1
                                                            ------     ------     -------      -------          -------     -------
                                                                --       10.5        41.6          1.0               --        53.1

Intercompany balances to affiliates ......................      --       14.6       (24.0)         9.4               --          --

Long-term debt ...........................................      --      255.8          --           --               --       255.8
Deferred income taxes ....................................      --         --        13.2           --               --        13.2
Professional liability risks and other liabilities .......      --         --         4.4           --               --         4.4

Minority interests in equity of consolidated entities ....      --        4.4          --           --               --         4.4

Stockholders' equity .....................................    90.9       90.9       351.2         15.2           (457.3)       90.9
                                                            ------     ------     -------      -------          -------     -------
                                                            $ 90.9     $376.2     $ 386.4      $  25.6          $(457.3)    $ 421.8
                                                            ======     ======     =======      =======          =======     =======

                            LIFEPOINT HOSPITALS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN MILLIONS)

                                                                                WHOLLY OWNED   MOSTLY OWNED                 CONSOLI-
                                                                     ISSUER OF    GUARANTOR      GUARANTOR                   DATED
                                                            PARENT     NOTES    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   TOTAL
                                                            ------   ---------  ------------   ------------   ------------  --------
Cash flows from operating activities:
   Net income ............................................. $  4.0     $  4.0     $  7.3       $   2.0          $ (13.3)    $   4.0
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      ESOP expense ........................................     --         --        1.0           0.1               --         1.1
      Equity in earnings of affiliates ....................   (4.0)      (9.3)        --            --             13.3          --
      Provision for doubtful accounts .....................     --         --        8.5           0.6               --         9.1
      Depreciation and amortization .......................     --         --        8.0           0.4               --         8.4
      Amortization of deferred loan costs .................     --         --        0.4            --               --         0.4
      Deferred income taxes ...............................     --         --        3.2            --               --         3.2
      Reserve for professional liability risk .............     --         --        1.0            --               --         1.0
      Increase (decrease) in cash from operating assets
       and liabilities:
        Accounts receivable ...............................     --         --       (2.7)         (0.2)              --        (2.9)
        Inventories and other current assets ..............     --         --        0.1            --               --         0.1
        Accounts payable and accrued expenses .............     --        3.9       (7.6)          0.1               --        (3.6)
      Other ...............................................     --       (0.1)       0.2            --               --         0.1
                                                            ------     ------     ------       -------          -------     -------
        Net cash provided by operating activities .........     --       (1.5)      19.4           3.0               --        20.9

Cash flows from investing activities:
   Purchase of property and equipment, net ................     --         --       (7.6)           --               --        (7.6)
   Other ..................................................     --         --        0.4            --               --         0.4
                                                            ------     ------     ------       -------          -------     -------
        Net cash used in investing activities .............     --         --       (7.2)           --               --        (7.2)

Cash flows from financing activities:
   Decrease in long-term debt, net ........................     --       (0.7)        --            --               --        (0.7)
   Distributions ..........................................     --         --        2.1          (2.1)              --          --
   Other ..................................................     --         --        0.1            --               --         0.1
   Increase (decrease) in intercompany balances
     with affiliates, net .................................     --        2.2       (1.3)         (0.9)              --          --
                                                            ------     ------     ------       -------          -------     -------
        Net cash provided by (used in)
         financing activities .............................     --        1.5        0.9          (3.0)              --        (0.6)

Change in cash and cash equivalents .......................     --         --       13.1            --               --        13.1
Cash and cash equivalents at beginning of period ..........     --         --       12.5            --               --        12.5
                                                            ------     ------     ------       -------          -------     -------
Cash and cash equivalents at end of period ................ $   --     $   --     $ 25.6       $    --          $    --     $  25.6
                                                            ======     ======     ======       =======          =======     =======



NOTE 6 - SUBSEQUENT EVENT

         Effective April 1, 2000, the Company sold Halstead Hospital in Halstead, Kansas. Halstead Hospital was one of the Company's hospital facilities held for sale. Due to the impairment charges taken by the Company as discussed in Note 3, no gain or loss will be recorded by the Company for the sale of Halstead Hospital.

         Effective May 1, 2000, the Company received a 60-day extension of time to draw on the undrawn portion of its $60 million term loan facility. The remaining $35 million is now available to be drawn by July 10, 2000.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included herein.

Overview

         On May 11, 1999, Columbia/HCA completed the Distribution. A description of the Distribution is included in Note 1 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

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

Results of Operations

  Revenue/Volume Trends

         The Company experienced an increase in revenues and revenue per equivalent admission for the three months ended March 31, 2000 compared to the prior year. However, the Company's admissions and equivalent admissions decreased for the three months ended March 31, 2000 compared to the prior year primarily because of the Company's three facilities that are held for sale. One of the facilities held for sale was sold effective February 1, 2000 and another was sold effective April 1, 2000.

         The Company's revenues continue to be affected by an increasing proportion of revenue being derived from fixed payment, higher discount sources, including Medicare, Medicaid and managed care plans. In addition, insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are also negotiating discounted amounts that they will pay health care providers rather than paying standard prices. The Company expects patient volumes from Medicare and Medicaid to continue to increase because of the general aging of the population and the expansion of state Medicaid programs. However, under the Balanced Budget Act, the Company's reimbursement from the Medicare and Medicaid programs was reduced in 1999 and for the three months ended March 31, 2000 and will be further reduced as some reductions in reimbursement levels are phased in over the next two to three years. The Company generally receives lower payments per patient under managed care plans than under traditional indemnity insurance plans. With an increasing proportion of services being reimbursed based upon prospective payment amounts regardless of the cost incurred, revenues, earnings and cash flows are being reduced. Admissions related to Medicare, Medicaid and managed care plan patients were 90.7% and 89.0% of total admissions for the three months ended March 31, 2000 and 1999, respectively.

         The Company's revenues also continue to be adversely affected by the trend toward certain services being performed more frequently on an outpatient basis. Generally, the payments received for an outpatient procedure are less than for a similar procedure performed in an inpatient setting. The Company believes that further payment reductions could occur as a result of the implementation of a prospective payment system for Medicare outpatient services (pursuant to the Balanced Budget Act and scheduled for implementation July 1, 2000). Growth in outpatient services is expected to continue in the health care industry as procedures performed on an inpatient basis are converted to outpatient procedures through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis is also influenced by pressures from payers to perform certain procedures as outpatient care rather than inpatient care.

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

Operating Results Summary

         The following is a summary of results of operations for the three months ended March 31, 2000 and 1999 (dollars in millions):

                                                THREE MONTHS ENDED MARCH 31,
                                          ---------------------------------------
                                                 2000                1999
                                          -------------------  ------------------
                                                       % OF               % OF
                                           AMOUNT    REVENUES   AMOUNT   REVENUES
                                          --------   --------  --------  --------
Revenues ............................     $  136.0      100.0% $  134.2     100.0%

Salaries & benefits .................         55.7       41.0      57.1      42.6
Supplies ............................         17.0       12.5      16.4      12.2
Other operating expenses ............         29.7       21.8      28.5      21.3
Provision for doubtful accounts .....          9.1        6.7      10.3       7.6
Depreciation & amortization .........          8.4        6.1       7.5       5.6
Interest expense ....................          7.2        5.3       4.7       3.5
Management fees allocated from
 Columbia/HCA .......................           --         --       2.4       1.8
ESOP expense ........................          1.1        0.8        --        --
                                          --------   --------  --------  --------
                                             128.2       94.2     126.9      94.6

Income before minority interests
 and income taxes ...................          7.8        5.8       7.3       5.4
Minority interests in earnings of
 consolidated entities ..............          0.6        0.5       0.4       0.3
                                          --------   --------  --------  --------
Income before income taxes ..........          7.2        5.3       6.9       5.1
Provision for income taxes ..........          3.2        2.3       2.9       2.1
                                          --------   --------  --------  --------
Net income ..........................     $    4.0        3.0% $    4.0       3.0%
                                          ========   ========  ========  ========

% changes from prior year:
Revenues..............................         1.4%
Income before income taxes............         4.9
Net income............................         1.3
Admissions (a)........................        (4.1)
Equivalent admissions (b).............        (0.1)
Revenues per equivalent admission.....         1.4

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

 For the Three Months Ended March 31, 2000 and 1999

         Revenues increased 1.4% to $136.0 million for the three months ended March 31, 2000 compared to $134.2 million for the three months ended March 31, 1999 primarily as a result of an increase in the number of higher intensity services provided by the Company during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Inpatient admissions decreased 4.1%, equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) decreased 0.1% and revenues per equivalent admission increased 1.4% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Excluding the hospital sold during the three months ended March 31, 2000, inpatient admissions decreased 2.3% and equivalent admissions increased 1.8%. The remaining decrease in inpatient admissions is primarily due to a lower number of low intensity services provided during the three months ended March 31, 2000 compared to the three months ended March 31, 1999 and the closure of two skilled nursing facilities in 1999. The increase in revenues per equivalent admission was primarily as a result of an increase in the number of higher intensity services provided by the Company during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase in revenues per equivalent admission was partially offset by decreases in Medicare reimbursement rates mandated by the Balanced Budget Act which became effective October 1, 1997 (such rates lowered revenues by approximately $0.3 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999), and continued increases in the number of managed care payers (managed care as a percentage of total admissions increased to 21.4% for the three months ended March 31, 2000 compared to 19.0% for the three months ended March 31, 1999). In addition, unfavorable cost report adjustments of $0.3 million were recorded during the three months ended March 31, 2000 compared to favorable cost report adjustments of $0.4 million recorded during the three months ended March 31, 1999.

         Salaries and benefits decreased as a percentage of revenues to 41.0% for the three months ended March 31, 2000 from 42.6% for the three months ended March 31, 1999 primarily as a result of improvements in labor productivity. Man-hours per equivalent admission decreased 1.6% over the same period in the prior year.

         Supply costs increased as a percentage of revenues to 12.5% for the three months ended March 31, 2000 from 12.2% for the three months ended March 31, 1999. The cost of supplies per equivalent admission increased 3.7% primarily as a result of increases in the number of surgeries performed by the Company during the three months ended March 31, 2000 compared to the three months ended March 31, 1999 as supply costs incurred in connection with surgeries are higher than supply costs incurred for other procedures. In addition, the increase is partially due to increases in pharmaceutical costs, other supplies and increases in new product development costs and general inflation.

         Other operating expenses increased as a percentage of revenues to 21.8% for the three months ended March 31, 2000 from 21.3% for the three months ended March 31, 1999. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The increase was primarily the result of an increase in physician recruitment costs and non-income taxes.

         Provision for doubtful accounts, as a percentage of revenues, decreased to 6.7% for the three months ended March 31, 2000 from 7.6% for the three months ended March 31, 1999 primarily due to the Company's concentration on collections of accounts receivable.

         Depreciation and amortization expense increased to $8.4 million for the three months ended March 31, 2000 from $7.5 million for the three months ended March 31, 1999 primarily due to the opening of a replacement facility in Bartow, Florida in December 1999.

         Interest expense increased to $7.2 million for the three months ended March 31, 2000 from $4.7 million for the three months ended March 31, 1999. This increase is primarily due to the interest expense incurred on the debt obligations assumed from Columbia/HCA as discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements. For the three months ended March 31, 1999, interest expense was primarily represented by interest incurred on the net intercompany balance with Columbia/HCA; however, upon the Distribution, the intercompany amounts payable by the Company to Columbia/HCA were eliminated.

         As of the Distribution, Columbia/HCA no longer allocated management fees to the Company; therefore, there were no management fees allocated by Columbia/HCA for the three months ended March 31, 2000. Management fees allocated by Columbia/HCA were $2.4 million for the three months ended March 31, 1999. This amount represented allocations, using revenues as the allocation basis, of the corporate, general and administrative expenses of Columbia/HCA.

         ESOP expense of $1.1 million relates to the Employee Stock Ownership Plan established in connection with the Distribution.

         Minority interests increased slightly as a percentage of revenues to 0.5% for the three months ended March 31, 2000 from 0.3% for the three months ended March 31, 1999.

         Income before income taxes increased to $7.2 million for the three months ended March 31, 2000 compared to $6.9 million for the three months ended March 31, 1999 primarily as a result of increases in revenues and decreases in certain expenses as described above.

         Net income remained constant at $4.0 million for the three months ended March 31, 2000 and for the three months ended March 31, 1999.

Pro Forma Operating Results Summary

         The following is a summary of pro forma results for the three months ended March 31, 2000 and 1999 (dollars in millions, except per share amounts). The pro forma results reflect the results of the Company's operations as if the Distribution and the divestitures of the three facilities the Company's management has previously identified as held for sale had occurred at the beginning of 1999.

                                                  PRO FORMA COMPARISONS FOR THE
                                                   THREE MONTHS ENDED MARCH 31,
                                           -------------------------------------------
                                                  2000                    1999
                                           -----------------      --------------------
                                                      % OF                     % OF
                                            AMOUNT   REVENUES      AMOUNT     REVENUES
                                           --------  --------     --------    --------
Revenues ...............................   $  128.9     100.0%    $  121.3       100.0%

Salaries & benefits ....................       52.0      40.3         50.6        41.8
Supplies ...............................       16.2      12.5         14.8        12.2
Other operating expenses ...............       27.3      21.3         26.9        22.2
Provision for doubtful accounts ........        7.9       6.1          8.3         6.8
Depreciation & amortization ............        7.6       5.9          6.7         5.5
Interest expense .......................        7.2       5.6          6.6         5.5
ESOP expense ...........................        1.1       0.9          0.7         0.6
                                           --------  --------     --------    --------
                                              119.3      92.6        114.6        94.6

Income before minority interests
 and income taxes ......................        9.6       7.4          6.7         5.4
Minority interests in earnings of
 consolidated entities .................        0.6       0.5          0.4         0.4
                                           --------  --------     --------    --------
Income before income taxes .............        9.0       6.9          6.3         5.0
Provision for income taxes .............        4.0       3.0          2.7         2.1
                                           --------  --------     --------    --------
Net income .............................   $    5.0       3.9%    $    3.6         2.9%
                                           ========  ========     ========    ========
Basic and diluted earnings per share:
 Net income.............................   $   0.16                $  0.12

% changes from prior year:
Revenues................................        6.3%
Income before income taxes..............       46.2
Net income..............................       41.2
Admissions (a)..........................       (0.1)
Equivalent admissions (b)...............        3.6
Revenues per equivalent admission.......        2.6

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

         For the three months ended March 31, 2000, the only pro forma adjustment is to eliminate the results of operations for the three facilities which the Company's management has identified as held for sale. One of the three facilities was sold effective February 1, 2000 and another was sold effective April 1, 2000. See Notes 3 and 6 of the Notes to the Condensed Consolidated Financial Statements.

         For the three months ended March 31, 1999, the pro forma results reflect the following adjustments at the beginning of the period:

(1) To eliminate the results of operations for the three facilities which the Company's management has identified as held for sale.

(2) To adjust historical retirement plan expense recorded as a component of salaries and wages and record the Company's estimated Employee Stock Ownership Plan expense.

(3) To adjust for the estimated general and administrative costs that would have been incurred if the Company had managed comparable general and administrative functions and to eliminate the management fee allocated from Columbia/HCA.

(4) To adjust interest expense for the elimination of all intercompany amounts payable by the Company to Columbia/HCA and the assumption of certain indebtedness from Columbia/HCA.

(5) To adjust income tax provision for the estimated impact of the pro forma adjustments.

(6) Pro forma basic earnings per share was computed based upon approximately 29.9 million shares of the Company's Common Stock which were distributed to the stockholders of Columbia/HCA on the date of the Distribution. Pro forma diluted earnings per share was computed based upon approximately 30.2 million shares which includes the dilutive effect of approximately 0.3 million shares related to stock options.

Pro Forma Comparisons of the Three Months Ended March 31, 2000 and 1999

         The following discussion compares the results of the three months ended March 31, 2000 to the results of the three months ended March 31, 1999, in each case giving effect to the adjustments set forth above.

         On a pro forma basis, revenues increased 6.3% to $128.9 million for the three months ended March 31, 2000 compared to $121.3 million for the three months ended March 31, 1999 primarily as a result of increases in the volume of patients treated on an outpatient basis and an increase in the number of higher intensity services provided by the Company during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Inpatient admissions decreased 0.1%, equivalent admissions (adjusted to reflect combined inpatient and outpatient volume) increased 3.6% and revenues per equivalent admission increased 2.6% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase in revenues per equivalent admission was primarily as a result of an increase in the number of higher intensity services provided by the Company during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase in revenues per equivalent admission was partially offset by decreases in Medicare reimbursement rates mandated by the Balanced Budget Act which became effective October 1, 1997 (such rates lowered revenues by approximately $0.2 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999), and continued increases in the number of managed care payers (managed care as a percentage of total admissions increased to 21.7% for the three months ended March 31, 2000 compared to 19.5% for the three months ended March 31, 1999).

         On a pro forma basis, salaries and benefits decreased as a percentage of revenues to 40.3% for the three months ended March 31, 2000 from 41.8% for the three months ended March 31, 1999 primarily as a result of improvements in labor productivity. Man-hours per equivalent admission decreased 1.8% over the same period in the prior year.

         On a pro forma basis, supply costs increased as a percentage of revenues to 12.5% for the three months ended March 31, 2000 from 12.2% for the three months ended March 31, 1999. The cost of supplies per equivalent admission increased 5.1% primarily as a result of an increase in the number of surgeries performed by the Company during the three months ended March 31, 2000 compared to the three months ended March 31, 1999 as supply costs incurred in connection with surgeries are higher than supply costs incurred for other procedures. In addition, the increase is partially due to increases in pharmaceutical costs, other supplies and increases in new product development costs and general inflation.

         On a pro forma basis, other operating expenses decreased as a percentage of revenues to 21.3% for the three months ended March 31, 2000 from 22.2% for the three months ended March 31, 1999. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily due to a decrease in contract services.

         On a pro forma basis, provision for doubtful accounts, as a percentage of revenues, decreased to 6.1% for the three months ended March 31, 2000 from 6.8% for the three months ended March 31, 1999 primarily due to the Company's concentration on collections of accounts receivable.

         On a pro forma basis, depreciation and amortization expense increased to $7.6 million for the three months ended March 31, 2000 from $6.7 million for the three months ended March 31, 1999 primarily due to the opening of a replacement facility in Bartow, Florida in December 1999.

         On a pro forma basis, interest expense increased to $7.2 million for the three months ended March 31, 2000 from $6.6 million for the three months ended March 31, 1999 primarily as a result of higher actual interest rates at March 31, 2000 compared to the interest rate assumptions used for the March 31, 1999 pro forma calculation of interest expense.

         On a pro forma basis, ESOP expense increased to $1.1 million for the three months ended March 31, 2000 from $0.7 million for the three months ended March 31, 1999 primarily as a result of a higher average fair market value of the Company's Common Stock at March 31, 2000 compared to the average fair market value assumptions used for the March 31, 1999 pro forma calculation of ESOP expense.

         On a pro forma basis, minority interests increased slightly as a percentage of revenues to 0.5% for the three months ended March 31, 2000 from 0.4% for the three months ended March 31, 1999.

         On a pro forma basis, income before income taxes increased to $9.0 million for the three months ended March 31, 2000 compared to $6.3 million for the three months ended March 31, 1999 primarily as a result of increases in revenues and decreases in certain expenses as described above.

         On a pro forma basis, net income increased to $5.0 million for the three months ended March 31, 2000 compared to $3.6 million for the three months ended March 31, 1999.

Liquidity and Capital Resources

         Prior to the Distribution, the Company relied upon Columbia/HCA for liquidity and sources of capital to supplement any needs not met by operations. As an independent, publicly-traded company, the Company must now rely upon its bank credit facilities and other traditional funding sources to supplement needs not met by operations. At March 31, 2000, the Company had working capital of $50.6 million compared to $42.2 million at December 31, 1999. The increase in working capital was primarily due to a $13.1 million increase in cash from December 31, 1999 primarily resulting from an increase in net cash collections. In addition, accounts payable decreased by $10.7 million primarily due to payments made to Columbia/HCA and payment of trade accounts payable. The increase in working capital was partially offset by a decrease in accounts receivable of approximately $6.2 million primarily due to collections and an increase in accrued interest of $4.1 million.

         Cash provided by operating activities was $20.9 million for the three months ended March 31, 2000 compared to cash used in operating activities of $0.2 million for the three months ended March 31, 1999. This increase was primarily attributable to less of an increase in accounts receivable compared to the increase in the same period of the prior year.

         Cash used in investing activities was $7.2 million for the three months ended March 31, 2000 compared to $14.9 million for the three months ended March 31, 1999. The decrease was primarily due to decreased capital expenditures of $7.6 million during the three months ended March 31, 2000 compared to $14.7 million for the three months ended March 31, 1999. At March 31, 2000, there were projects under construction which had an estimated additional cost to complete and equip of approximately $9.4 million. These projects are scheduled for completion by the end of 2000. Management believes that its capital expenditure program is adequate to expand, improve and equip the Company's existing health care facilities. The Company expects to make total capital expenditures in 2000 of approximately $47.0 million, excluding acquisitions.

         Cash used in financing activities was $0.6 million for the three months ended March 31, 2000 compared to cash provided by financing activities of $15.1 million for the three months ended March 31, 1999. The decrease was primarily due to increases in the intercompany amounts payable by the Company to Columbia/HCA prior to the Distribution.

         Management does not consider the sale of any assets to be necessary to repay the Company's indebtedness or to provide working capital. However, for other reasons, certain of the Company's hospitals may be sold in the future from time to time. At March 31, 2000, two of the Company's hospitals were held for sale. One of the hospitals was sold effective April 1, 2000. See Note 6 of the Notes to the Condensed Consolidated Financial Statements. Although the Company's indebtedness is much more significant than was the case for its predecessor entities, management expects that operations and amounts available under the Company's Credit Agreement will provide sufficient liquidity in 2000.

         The Company intends to acquire additional hospitals and is actively seeking such acquisitions. There can be no assurance that the Company will not require additional debt or equity financing for any particular acquisition. Also, the Company continually reviews its capital needs and financing opportunities and may seek additional debt or equity financing for its acquisition program or other needs. In order to ensure the tax-free treatment of the Distribution, however, the Company is limited in the amount of stock it may issue in consideration of acquisitions.

         The Company does not expect to pay dividends on its Common Stock in the foreseeable future.

Contingencies

         Based upon its review of public filings and statements made by Columbia/HCA, LifePoint's management understands that Columbia/HCA is the subject of several federal investigations into certain of its business practices, as well as governmental investigations by various states. Any discussion contained in this report regarding such matters is based solely upon such public filings and statements. Management of LifePoint understands that Columbia/HCA is cooperating in these investigations and that Columbia/HCA understands, through written notice and other means, that it is a target in these investigations. Given the breadth of the ongoing investigations, Columbia/HCA expects additional investigative and prosecutorial activity to occur in these and other jurisdictions in the future. Columbia/HCA is the subject of a formal order of investigation by the Commission. The Commission investigation includes the anti-fraud, periodic reporting and internal accounting control provisions of the federal securities laws. According to published reports, on July 2, 1999, a federal jury in Tampa, Florida found two Columbia/HCA employees guilty of conspiracy and making false statements on Medicare and TRICARE cost reports for the years 1992 and 1993 and on a Medicaid cost report for 1993. Both were found not guilty of obstructing a federal auditor. One other employee was acquitted on all counts for which he had been charged and the jury was unable to reach a verdict with respect to another employee. This employee and the government executed an agreement to defer prosecution for 18 months after which charges will be dismissed. The two convicted employees were sentenced in December 1999 and both have appealed to the 11th Circuit.

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

         Management of LifePoint believes that the ongoing governmental investigations and related media coverage may have had a negative effect on Columbia/HCA's results of operations (which includes the Company for the periods prior to the date of Distribution, which are presented herein). The extent to which the Company may or may not continue to be affected after the Distribution by the ongoing investigations of Columbia/HCA, the initiation of additional investigations, if any, and the related media coverage cannot be predicted. It is possible that these matters could have a material adverse effect on the financial condition or results of operations of the Company in future periods.

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

Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. Management does not anticipate that the adoption of the new statement will have a material effect on the financial condition or results of operations of the Company.

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

                                 OPERATING DATA

                                                    ACTUAL                PRO FORMA
                                               ----------------       -----------------
                                                2000    1999(g)        2000     1999(g)
                                               ------  -------        ------    ------
Number of hospitals in operations at
        March 31...........................       22       23            20        20
        June 30............................                23                      20
        September 30.......................                23                      20
        December 31........................                23                      20
Licensed hospitals beds at (a):
        March 31...........................    2,129    2,169         1,896     1,896
        June 30............................             2,169                   1,896
        September 30.......................             2,169                   1,896
        December 31........................             2,169                   1,896
Weighted average licensed beds (b):
    Quarter:
        First..............................    2,143    2,169         1,896     1,896
        Second.............................             2,169                   1,896
        Third..............................             2,169                   1,896
        Fourth.............................             2,169                   1,896
    Year...................................             2,169                   1,896
Average daily census (c):
    Quarter:
        First..............................      801      863           758       785
        Second.............................               714                     646
        Third..............................               668                     615
        Fourth.............................               713                     664
    Year...................................               739                     677
Admissions (d):
    Quarter:
        First..............................   17,195   17,936        16,441    16,454
        Second.............................            15,294                  14,070
        Third..............................            15,018                  13,998
        Fourth.............................            15,833                  14,870
    Year...................................            64,081                  59,392
Equivalent Admissions (e):
    Quarter:
        First..............................   30,521   30,545        29,018    28,005
        Second.............................            27,574                  25,412
        Third..............................            27,762                  25,743
        Fourth.............................            28,440                  26,558
    Year...................................           114,321                 105,718
Average length of stay (days) (f):
    Quarter:
        First..............................      4.2      4.3           4.2       4.3
        Second.............................               4.2                     4.2
        Third..............................               4.1                     4.0
        Fourth.............................               4.1                     4.1
    Year...................................               4.2                     4.2

------------------------
(a) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b) Represents the average number of licensed beds, weighted based on periods owned.
(c) Represents the average number of patients in the Company's hospital beds each day.
(d) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to the Company's hospitals and is used by management and certain investors as a general measure of inpatient volume.
(e) Equivalent admissions is used by management and certain investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions is computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(f) Represents the average number of days admitted patients stay in the Company's hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.
(g) 1999 operating data has been restated due to a correction in admissions.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

         During the three months ended March 31, 2000, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II. Other Information

Item 6:  Exhibits and Reports on Form 8-K

    (a)  List of Exhibits:

EXHIBIT NUMBER                  DESCRIPTION
--------------                  -----------
  3.1             Certificate of Incorporation of LifePoint Hospitals, Inc.
                  Incorporated by reference from the LifePoint Hospitals, Inc.
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1999.

  3.2 Bylaws of LifePoint Hospitals, Inc. Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1999.

  3.3             Certificate of Incorporation of LifePoint Hospitals
                  Holdings, Inc. Incorporated by reference from the LifePoint
                  Hospitals Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

  3.4 Bylaws of LifePoint Hospitals Holdings, Inc. Incorporated by reference from the LifePoint Hospitals Holdings, Inc. Annual
                  Report on Form 10-K for the year ended December 31, 1999.

  27.1 Financial Data Schedule for LifePoint Hospitals, Inc. (for SEC use only).

  27.2            Financial Data Schedule for LifePoint Hospitals Holdings, Inc.
                  (for SEC use only).


    (b)  Reports on Form 8-K filed during the quarter ended March 31, 2000:

     None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LifePoint Hospitals, Inc.



Date:  May 11, 2000                 /s/ Kenneth C. Donahey
                                    -------------------------------------
                                    Kenneth C. Donahey
                                    Senior Vice President &
                                    Chief Financial Officer



                                    LifePoint Hospitals Holdings, Inc.



Date:  May 11, 2000                 /s/ Kenneth C. Donahey
                                    -------------------------------------
                                    Kenneth C. Donahey
                                    Senior Vice President &
                                    Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER                  DESCRIPTION
--------------                  -----------
  3.1             Certificate of Incorporation of LifePoint Hospitals, Inc.
                  Incorporated by reference from the LifePoint Hospitals, Inc.
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1999.

  3.2 Bylaws of LifePoint Hospitals, Inc. Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1999.

  3.3             Certificate of Incorporation of LifePoint Hospitals
                  Holdings, Inc. Incorporated by reference from the LifePoint
                  Hospitals Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

  3.4 Bylaws of LifePoint Hospitals Holdings, Inc. Incorporated by reference from the LifePoint Hospitals Holdings, Inc. Annual
                  Report on Form 10-K for the year ended December 31, 1999.

  27.1 Financial Data Schedule for LifePoint Hospitals, Inc. (for SEC use only).

  27.2            Financial Data Schedule for LifePoint Hospitals Holdings, Inc.
                  (for SEC use only).