Form 10-K
period 2000-12-31
LIFEPOINT HOSPITALS INC
filed 2001-03-13
CIK 1074772

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

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER: 0-29818

                             ---------------------

                           LIFEPOINT HOSPITALS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                             ---------------------

                   DELAWARE                                      52-2165845
(State or Other Jurisdiction of Incorporation       (I.R.S. Employer Identification No.)
               or Organization)

         103 POWELL COURT, SUITE 200                               37027
             BRENTWOOD, TENNESSEE                                (Zip Code)
   (Address Of Principal Executive Offices)

                                 (615) 372-8500
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

                        Preferred Stock Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       COMMISSION FILE NUMBER: 333-84755

                             ---------------------

                       LIFEPOINT HOSPITALS HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                             ---------------------

                   DELAWARE                                      52-2167869
(State or Other Jurisdiction of Incorporation       (I.R.S. Employer Identification No.)
               or Organization)

         103 POWELL COURT, SUITE 200                               37027
             BRENTWOOD, TENNESSEE                                (Zip Code)
   (Address of Principal Executive Offices)

                                 (615) 372-8500
              (Registrant's Telephone Number, including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Common Stock (based upon the closing sale price of these shares on February 27, 2001) of LifePoint Hospitals, Inc. held by non-affiliates on February 27, 2001, was approximately $1,183,590,040.

     As of February 27, 2001, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 34,731,655, and all of the shares of Common Stock of LifePoint Hospitals Holdings, Inc. were owned by LifePoint Hospitals, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for our annual meeting of stockholders to be held on May 14, 2001 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We operate 21 general, acute care hospitals with an aggregate of 1,988 licensed beds in growing, non-urban communities. In all but one of our communities, our hospital is the only provider of acute care hospital services. Our hospitals are located in Alabama, Florida, Kansas, Kentucky, Tennessee, Utah and Wyoming. For the year ended December 31, 2000, we generated $557.1 million in net revenues and EBITDA of $105.8 million.

     We were formed as a division of HCA -- The Healthcare Company in November 1997 to operate general, acute care hospitals in non-urban communities. We became an independent, publicly-traded company on May 11, 1999 when HCA distributed all outstanding shares of our common stock to its stockholders.

THE NON-URBAN HEALTHCARE MARKET

     We believe that growing, non-urban healthcare markets are attractive because of the following factors:

     - Less Competition. Non-urban communities have smaller populations with fewer hospitals and other healthcare service providers. We believe that the smaller populations and relative significance of the one or two acute care hospitals in these markets may discourage the entry of alternate non-hospital providers, including outpatient surgery centers and rehabilitation or diagnostic imaging centers.

     - More Favorable Payment Environment. The lower number of healthcare providers in non-urban markets limits the ability of managed care organizations to create price competition among local providers. Consequently, non-urban hospitals can often negotiate reimbursement rates with managed care plans that are more favorable, in general, than those available in urban markets. In addition, there is generally a lower level of managed care presence in non-urban markets than in urban markets. We believe that non-urban markets are less attractive to these payors because their limited size and diverse, non-national employer bases minimize the ability of managed care organizations to achieve economies of scale. We believe that marketing expenses incurred by managed care plans do not produce the level of return in non-urban markets that they do in urban markets.

     - Community Focus. We believe that non-urban areas generally view the local hospital as an integral part of the community. Therefore, we believe patients and physicians tend to be more loyal to the hospital.

     - Acquisition Opportunities. Currently, not-for-profit and governmental entities own most non-urban hospitals. These entities typically have limited access to the capital needed to keep pace with advances in medical technology. In addition, these entities sometimes lack the management resources necessary to control hospital expenses, recruit and retain physicians, expand healthcare services and comply with increasingly complex reimbursement and managed care requirements. As a result, patients may migrate to, may be referred by local physicians to, or may be encouraged by managed care plans to travel to, hospitals in larger, urban markets. We believe that as a result of these pressures, not-for-profit and governmental owners of non-urban hospitals who wish to preserve the local availability of quality healthcare services are interested in selling or leasing these hospitals to companies, like us, that are committed to the local delivery of healthcare and that have greater access to capital and management resources.

OPERATING PHILOSOPHY

     We are committed to operating acute care hospitals in growing, non-urban markets. As a result, we adhere to an operating philosophy that is focused on the unique patient and provider needs and opportunities in these communities. This philosophy includes a commitment to:

     - improving the quality and scope of available healthcare services;

     - providing physicians a positive environment in which to practice medicine, with access to necessary equipment and resources;

     - providing an outstanding work environment for employees;

     - recognizing and expanding the hospital's role as a community asset; and

     - continuing to improve each hospital's financial performance.

BUSINESS STRATEGY

     We manage our hospitals in accordance with our operating philosophy and have developed the following strategies tailored for each of our markets:

     - Expand Breadth of Service and Attract Community Patients. We strive to increase revenues by improving the quality and broadening the scope of healthcare services available at our facilities, and to recruit physicians with a broader range of specialties. We have undertaken projects in the majority of our hospitals targeted at expanding or renovating specialty service facilities including the following:

                                                                             CAPITAL
                                                                  TOTAL    EXPENDITURES
                                                    NUMBER OF    PROJECT   ------------
EXPANSION OR RENOVATION PROJECT                     FACILITIES   BUDGET    1999    2000
-------------------------------                     ----------   -------   ----    ----
                                                                 (DOLLARS IN MILLIONS)
Operating room expansion..........................      6         $22.4    $5.8    $6.4
MRI addition......................................      6           7.9      --     3.0
CT scanner addition...............................      8           3.7     2.7     0.6
Emergency room expansion..........................      2           2.5     0.4     1.7
Obstetric care addition...........................      2           6.1     4.5     1.4

      We believe that our expansion of available treatments and our community focus will encourage residents in the non-urban markets that we serve to seek care locally at our facilities rather than at facilities outside the area.

     - Strengthen Physician Recruiting and Retention. We seek to increase our revenue by enhancing the quality of care available locally. We believe that recruiting physicians in local communities is critical to increasing the quality of healthcare and the breadth of available services at our facilities. Following the distribution of our stock from HCA, we recruited 70 physicians in 1999, including 42 specialists. In 2000, we recruited 80 physicians, including 49 specialists. Our physician recruitment program is currently focused primarily on recruiting additional specialty care physicians. Our management is focused on working more effectively with individual physicians and physician practices. We believe that expansion of the range of available treatments at our hospitals should also assist in physician recruiting and contribute to the sense that our hospitals are community assets.

     - Retain and Develop Stable Management. We seek to retain the executive teams at our hospitals to enhance medical staff relations and maintain continuity of relationships within the community. We make a commitment to the rural communities that we serve by focusing our recruitment of managers and healthcare professionals on those who wish to live and practice in the communities in which our hospitals are located. Almost 85% of the chief executive officers at our hospitals have been in their current position since the distribution of our stock from HCA in May 1999.

     - Improve Managed Care Position. We strive to improve our revenues from managed care plans by negotiating facility-specific contracts with these payors on terms appropriate for smaller, non-urban markets. As part of HCA, our facilities typically were included in managed care contracts negotiated by HCA on a market wide basis emphasizing large urban facilities. Our independence from HCA allows us to negotiate contracts that are more appropriate for non-urban markets. In addition, our position as a significant provider of acute care services in our markets enables us to negotiate contract terms that are generally more favorable for our facilities and to decrease the levels of discount in the arrangements in which we participate.

     - Improve Expense Management. We seek to control costs by, among other things, reducing labor costs, improving labor productivity, controlling supply expenses and reducing uncollectible revenues. We have implemented cost control initiatives including adjusting staffing levels according to patient volumes, modifying supply purchases according to usage patterns and providing training to hospital staff in more efficient billing and collection processes. For the year ended December 31, 2000 compared to the year ended December 31, 1999, salaries and benefits decreased as a percentage of revenue to 40.2% from 42.2%, supplies decreased to 12.0% from 12.5%, and other operating expenses decreased to 21.3% from 22.7%, respectively. We believe that as our company grows, we will likely benefit from our ability to spread fixed administrative costs over a larger base of operations.

     - Acquire Other Hospitals. We continue to pursue a disciplined acquisition strategy and seek to identify and acquire attractive hospitals in growing, non-urban markets. We also regularly monitor our existing facilities and seek to take advantage of opportunities to improve our portfolio of hospitals. We seek to acquire hospitals that are located in non-urban markets with above average population growth, a strong economic base and a favorable payor mix. In 2000, we acquired two hospitals that met this criteria. We acquired Lander Valley Medical Center in Lander, Wyoming and Putnam Community Medical Center in Palatka, Florida on July 1, 2000 and June 16, 2000, respectively. Each of these hospitals is located in a growing non-urban area where patients often travel outside of the community for healthcare services. By implementing our operating strategies, we believe that we can attract many of these patients that historically have sought care elsewhere.

      We believe that our strategic goals align our interests with those of the local communities served by our hospitals. We believe that the following qualities enable us to successfully compete for acquisitions:

      - our commitment to maintaining the local availability of healthcare services;

      - our reputation for providing market-specific, high quality healthcare;

      - our focus on physician recruiting and retention;

      - our management's operating experience; and

      - our access to financing.

      We have also sold under-performing or non-strategic facilities to strengthen our overall portfolio of hospitals. During the past year, we sold Springhill Medical Center, Barrow Medical Center, Trinity Hospital and Halstead Hospital to community-focused buyers. In addition, we sold Riverview Medical Center to one of the largest acute care hospitals in Baton Rouge, Louisiana. These sales allowed us to pay down existing borrowings under our credit facility, reinvest in existing markets and provide funds for future acquisitions.

OPERATIONS

     Our general, acute care hospitals usually provide the range of medical and surgical services commonly available in hospitals in non-urban markets. These hospitals also provide diagnostic and emergency services, as well as outpatient and ancillary services including outpatient surgery, laboratory, radiology, respiratory therapy and physical therapy.

     A board of trustees governs each of our hospitals. The board of trustees includes members of the hospital's medical staff as well as community leaders. The board establishes policies concerning medical, professional and ethical practices, monitors these practices, and is responsible for ensuring that these practices conform to established standards. We maintain quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. We also monitor patient care evaluations and other quality of care assessment activities on a regular basis.

     Like most hospitals located in non-urban areas, our hospitals do not engage in extensive medical research and medical education programs. However, a number of our hospitals have an affiliation with medical schools, including the clinical rotation of medical students.

     In addition to providing capital resources, we make available a variety of management services to our healthcare facilities. These services include:

     - information systems;

     - leasing contracts;

     - accounting, financial and clinical systems;

     - legal support;

     - personnel management;

     - internal auditing; and

     - resource management.

     We participate, along with HCA, Triad and Health Management Associates, Inc. in a group purchasing organization which makes certain national supply and equipment contracts available to our facilities.

PROPERTIES

     The following table lists the hospitals owned, except as otherwise indicated, by us as of March 1, 2001:

                                                                              LICENSED
                     FACILITY NAME                           CITY      STATE    BEDS
                     -------------                       ------------  -----  --------
Andalusia Hospital.....................................  Andalusia      AL      101
Bartow Memorial Hospital...............................  Bartow         FL       56
Putnam Community Medical Center........................  Palatka        FL      141
Western Plains Regional Hospital(1)....................  Dodge City     KS      110
Georgetown Community Hospital..........................  Georgetown     KY       75
Jackson Purchase Medical Center........................  Mayfield       KY      107
Meadowview Regional Medical Center.....................  Maysville      KY      111
Bourbon Community Hospital.............................  Paris          KY       58
Logan Memorial Hospital................................  Russellville   KY       92
Lake Cumberland Regional Hospital......................  Somerset       KY      227
Bluegrass Community Hospital(2)........................  Versailles     KY       25
Smith County Memorial Hospital.........................  Carthage       TN       63
Crockett Hospital......................................  Lawrenceburg   TN      107

                                                                              LICENSED
                     FACILITY NAME                           CITY      STATE    BEDS
                     -------------                       ------------  -----  --------
Livingston Regional Hospital...........................  Livingston     TN      122
Hillside Hospital......................................  Pulaski        TN       95
Emerald-Hodgson Hospital...............................  Sewanee        TN       40
Southern Tennessee Medical Center......................  Winchester     TN      159
Castleview Hospital....................................  Price          UT       88
Ashley Valley Medical Center...........................  Vernal         UT       39
Lander Valley Medical Center(3)........................  Lander         WY      102
Riverton Memorial Hospital.............................  Riverton       WY       70

---------------

(1) We operate and hold a 70% equity interest in a consolidated joint venture which owns and operates Western Plains Regional Hospital.
(2) We lease Bluegrass Community Hospital from Woodford Healthcare, Inc., a Kentucky not-for-profit corporation, pursuant to a lease agreement that expires on December 31, 2002. We can extend the term of the lease until December 31, 2014 and have an option to purchase the hospital between January 1, 2004 and January 1, 2007.
(3) We lease the real estate associated with Lander Valley Medical Center from the City of Lander, Wyoming pursuant to a ground lease that expires on December 31, 2073.

     We operate medical office buildings in conjunction with many of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals.

     Our headquarters are located in approximately 25,500 square feet of space in one office building in Brentwood, Tennessee. Our headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs. Our obligations under our bank credit facilities are secured by a pledge of substantially all of our assets, including first priority mortgages on each of our hospitals.

SERVICES AND UTILIZATION

     We believe that two important factors relating to the overall utilization of a hospital are the quality and market position of the hospital and the number, quality and specialties of physicians providing patient care within the facility. Generally, we believe that the ability of a hospital to meet the healthcare needs of its community is determined by the following:

     - breadth of services;

     - level of technology; and

     - emphasis on quality of care and convenience for patients and physicians.

     Other factors which impact utilization include:

     - the size of and growth in local population;

     - local economic conditions;

     - the availability of reimbursement programs such as Medicare and Medicaid; and

     - the ability to negotiate contracts with managed care organizations that are appropriate for non-urban markets.

     Utilization across the industry also is being affected by improved treatment protocols as a result of advances in medical technology and pharmacology.

     The following table contains operating statistics for our hospitals for each of the past five years ended December 31. Medical/surgical hospital operations are subject to seasonal fluctuations, including decreases in patient utilization during holiday periods and increases in patient utilization during the cold weather months.

                                                       YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------
                                             1996     1997      1998      1999      2000
                                            ------   -------   -------   -------   -------
Number of hospitals at end of period......      22        22        23        23        20
Number of licensed beds at end of
  period(a)...............................   2,074     2,080     2,169     2,169     1,963
Weighted average licensed beds(b).........   2,060     2,078     2,127     2,169     2,056
Admissions(c).............................  59,381    60,487    62,269    64,081    66,085
Equivalent admissions(d)..................  98,869   105,126   110,029   114,321   119,812
Average length of stay (days)(e)..........     4.7       4.4       4.4       4.2       4.1

---------------

(a) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(b) Represents the average number of licensed beds weighted based on periods owned.
(c) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume. Amounts for the years ended December 31, 1998 and 1999 have been restated to conform to current year definitions.
(d) Equivalent admissions is used by management and investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions is computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume. Amounts for the years ended December 31, 1998 and 1999 have been restated to conform to current year definitions.
(e) Represents the average number of days admitted patients stay in our hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures, and by technological and pharmaceutical improvements.

     Our hospitals have experienced significant growth in outpatient care services compared to inpatient care services. We believe outpatient services provided at our hospitals have increased for two primary reasons. First, because of our ongoing recruiting efforts, many new physicians work at our hospitals. These new physicians tend to provide primarily outpatient care services until they become established in the community and develop a patient base. Once they become established in a community, inpatient admissions from physicians tend to increase.

     Second, improvements in technology and clinical practices and hospital payment changes by Medicare, insurance carriers and self-insured employers have also resulted in increased outpatient care services relative to inpatient care services. These hospital payment changes generally encourage the utilization of outpatient, rather than inpatient, services whenever possible, and shortened lengths of stay for inpatient care.

     In response to this increasing demand for outpatient care, we are reconfiguring some of our hospitals to more effectively accommodate outpatient services and restructuring existing surgical capacity in some of our hospitals to permit additional outpatient volume and a greater variety of outpatient services.

SOURCES OF REVENUE

     Our hospitals receive payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, HMOs, PPOs and other private insurers, as well as directly from patients. The approximate percentages of net patient revenues from continuing operations of our facilities from these sources during the periods specified below were as follows:

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1998    1999    2000
                                                              -----   -----   -----
Medicare....................................................   37.8%   34.8%   34.6%
Medicaid....................................................   11.1    12.6    12.4
Managed Care................................................   20.1    24.3    27.4
Other sources...............................................   31.0    28.3    25.6
                                                              -----   -----   -----
          Total.............................................  100.0%  100.0%  100.0%
                                                              =====   =====   =====

     Medicare provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid, a joint federal-state program that is administered by the states, provides hospital benefits to qualifying individuals who are unable to afford care. All of our hospitals are certified as providers of Medicare and Medicaid services. Amounts received under the Medicare and Medicaid programs are generally significantly less than the hospital's customary charges for the services provided.

     To attract additional volume, most of our hospitals offer discounts from established charges to certain large group purchasers of healthcare services, including private insurance companies, employers, HMOs, PPOs and other managed care plans. These discount programs often limit our ability to increase charges in response to increasing costs.

     In addition to government programs, our hospitals are reimbursed by private payers including HMOs, PPOs, private insurance companies, employers and individual private payers. Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for the services under Medicare, Medicaid, some private insurance plans, HMOs or PPOs, but are responsible for services not covered by these plans, exclusions, deductibles or co-insurance features of their coverage. The amount of exclusions, deductibles and co-insurance has generally been increasing each year.

COMPETITION

     The hospital industry is highly competitive. We compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. Our hospitals are located in growing, non-urban market areas. In 20 of our 21 communities, our hospitals face no direct competition within their communities because there are no other hospitals in their communities. However, these hospitals do face competition from hospitals outside of their communities, including hospitals in the market area and nearby urban areas that provide more complex services. These facilities are generally located in excess of 25 miles from our facilities. Patients in our primary service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer or physician referrals. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. Patients who require services from these other hospitals may subsequently shift their preferences to those hospitals for services we do provide. In addition, some of the hospitals that compete with us are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals can make capital expenditures without paying sales, property and income taxes. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers.

     State certificate of need laws, which place limitations on a hospital's ability to expand hospital services and add new equipment, also may have the effect of restricting competition. Of the seven states where we own hospitals, Alabama, Florida, Kentucky and Tennessee have certificate of need laws. The application process for approval of covered services, facilities, changes in operations and capital expenditures is, therefore, highly competitive in these states.

     The number and quality of the physicians on a hospital's staff is an important factor in a hospital's competitive advantage. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. We believe that physicians refer patients to a hospital primarily on the basis of the quality of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital's facilities, equipment and employees. Admitting physicians may be on the medical staffs of other hospitals in addition to those of our hospitals.

     One element of our business strategy is expansion through the acquisition of acute care hospitals in growing, non-urban markets. The competition to acquire rural hospitals is significant. We intend to acquire, on a selective basis, hospitals that are similar to those we currently own and operate. However, we may not find suitable acquisitions that can be accomplished on terms favorable to us.

EMPLOYEES AND MEDICAL STAFF

     At January 31, 2001, we had approximately 6,450 employees, including approximately 1,560 part-time employees. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good. While some of our hospitals experience union organizing activity from time to time, we do not expect these efforts to materially affect our future operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate.

     Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by the hospital's medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria. With certain exceptions, physicians generally are not employees of our hospitals. However, we have conducted a physician practice management program pursuant to which some physicians provide services in our hospitals by contract. We attempt to restructure or phase out these physician contracts as they come up for renewal and do not intend to expand this program in the future.

GOVERNMENT REGULATION

     Overview. All participants in the healthcare industry are required to comply with extensive government regulation at the federal, state and local levels. Under these laws and regulations, hospitals must meet requirements to be certified as hospitals and qualified to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, hospital use, rate-setting, compliance with building codes, and environmental protection laws. There are also extensive regulations governing a hospital's participation in these government programs. If we fail to comply with applicable laws and regulations, we can be subject to criminal penalties and civil sanctions, our hospitals can lose their licenses and we could lose our ability to participate in these government programs. In addition, government regulations may change. If that happens, we may have to make changes in our facilities, equipment, personnel and services so that our hospitals remain certified as hospitals and qualified to participate in these programs. We believe that our hospitals are in substantial compliance with current federal, state and local regulations and standards.

     Hospitals are subject to periodic inspection by federal, state, and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing and certification. All of our hospitals are licensed under appropriate state laws and are qualified to participate in Medicare and Medicaid programs. In addition, all of our hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations. This accreditation indicates that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medicaid programs.

     Fraud and Abuse Laws. Participation in the Medicare program is heavily regulated by federal statute and regulation. If a hospital fails substantially to comply with the numerous federal laws governing a facility's activities, the hospital's participation in the Medicare program may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid programs if it performs any of the following acts:

     - making claims to Medicare for services not provided or misrepresenting actual services provided in order to obtain higher payments;

     - paying money to induce the referral of patients where services are reimbursable under a federal or state health program; or

     - failing to provide appropriate emergency medical screening services to any individual who comes to a hospital's emergency room or otherwise failing to properly treat and transfer emergency patients.

     HIPAA broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a federal healthcare program. HIPAA created civil penalties for conduct, including upcoding and billing for medically unnecessary goods or services. It established new enforcement mechanisms to combat fraud and abuse. These include a bounty system, where a portion of the payments recovered is returned to the government agencies, as well as a whistleblower program. This law also expanded the categories of persons that may be excluded from participation in federal and state healthcare programs.

     A provision of the Social Security Act, known as the "anti-kickback" statute, prohibits the payment, receipt, offer, or solicitation of money with the intent of generating referrals or orders for services or items covered by a federal or state healthcare program. Violations of the anti-kickback statute may be punished by criminal and civil fines, exclusion from federal and state healthcare programs, and damages up to three times the total dollar amount involved.

     The Office of Inspector General of the Department of Health and Human Services is responsible for identifying fraud and abuse activities in government programs. In order to fulfill its duties, the Office of Inspector General performs audits, investigations, and inspections. In addition, it provides guidance to healthcare providers by identifying types of activities that could violate the anti-kickback statute. The Office of the Inspector General has identified the following incentive arrangements as potential violations:

     - payment of any incentive by a hospital each time a physician refers a patient to the hospital;

     - use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;

     - provision of free or significantly discounted billing, nursing, or other staff services;

     - free training for a physician's office staff including management and laboratory techniques;

     - guarantees which provide that if the physician's income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

     - low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;

     - payment of the costs of a physician's travel and expenses for conferences;

     - payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered; or

     - purchasing goods or services from physicians at prices in excess of their fair market value.

     We have a variety of financial relationships with physicians who refer patients to our hospitals. Physician investors have an ownership interest in one of our hospitals. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, independent contractor agreements, and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include minimum revenue guarantees and, in some cases, loans. The Office of Inspector General is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the anti-kickback statute. These regulations are known as "safe harbor" regulations. The failure of a particular activity to comply with the safe harbor regulations does not mean that the activity violates the anti-kickback statute. We believe that all of our business arrangements are in full compliance with the anti-kickback law. We try to structure each of our arrangements, especially each of our business arrangements with physicians, to fit as closely as possible within an applicable safe harbor. However, not all of our business arrangements fit wholly within safe harbors, and so we cannot guarantee that these arrangements will not be scrutinized by government authorities, or if scrutinized, that they will be determined to be in compliance with the anti-kickback law or other applicable laws. If that happened, we would be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid, or other governmental healthcare programs.

     The Social Security Act also includes a provision commonly known as the "Stark law." This law prohibits physicians from referring Medicare and Medicaid patients to selected types of healthcare entities in which they or any of their immediate family members have ownership or other financial interests. These types of referrals are commonly known as "self referrals." Sanctions for violating the Stark law include civil monetary penalties, assessments equal to twice the dollar value of each service, and exclusion from Medicare and Medicaid programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, and recruitment agreements. The federal government released regulations interpreting some, but not all, of the provisions included in the Stark law in January 2001, and the government expects to release a second phase of final Stark regulations in the near future. Phase II of the Stark regulations to be published at an unknown date in the future will address those exceptions not addressed in the regulations released on January 4, 2001. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark law. However, Phase II of the new regulations may interpret provisions of this law in a manner different from the manner with which we have interpreted them. We cannot predict the effect these regulations will have on us.

     Many states in which we operate also have adopted, or are considering adopting, similar laws. Some of these state laws apply even if the payment for care does not come from the government. These statutes typically provide criminal and civil penalties as well as loss of licensure. While there is little precedent for the interpretation or enforcement of these state laws, we have attempted to structure our financial relationships with physicians and others in light of these laws. However, if we are found to have violated these state laws, it could result in the imposition of criminal and civil penalties as well as possible licensure revocation.

     Corporate Practice of Medicine and Fee-Splitting. Some states have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician's license, civil and criminal penalties and rescission of business arrangements. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We attempt to structure our arrangements with healthcare providers to comply with the relevant state laws and the few available regulatory interpretations.

     Emergency Medical Treatment and Active Labor Act. The Emergency Medical Treatment and Active Labor Act imposes requirements as to the care that must be provided to anyone who comes to facilities providing emergency medical services seeking care. Regulations have recently been adopted that expand the areas within a facility that must provide emergency screening and treatment to include provider-based outpatient departments. Sanctions for failing to fulfill these requirements include exclusion from participation in Medicare and Medicaid programs and civil money penalties. In addition, the law creates private civil remedies which enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A medical facility that suffers a financial loss as a direct result of another participating hospital's violation of the law also has a similar right. Although we believe we comply with the Emergency Medical Treatment and Active Labor Act, differing interpretations are applied by the regulatory agencies responsible for enforcement.

     Federal False Claims Act. Another trend in healthcare litigation is the use of the Federal False Claims Act. The Federal False Claims Act prohibits providers from knowingly submitting false claims for payment to the federal government. This law has been used not only by the U.S. government, but also by individuals who bring an action on behalf of the government under the law's "qui tam" or "whistleblower" provisions. When a private party brings a qui tam action under the Federal False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation.

     Civil liability under the Federal False Claims Act can be up to three times the actual damages sustained by the government plus civil penalties for each separate false claim. There are many potential bases for liability under the Federal False Claims Act. Although liability under the Federal False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the Federal False Claims Act defines the term "knowingly" broadly. Thus, although simple negligence generally will not give rise to liability under the Federal False Claims Act, submitting a claim with reckless disregard to its truth or falsity can constitute "knowingly" submitting a claim.

     Healthcare Reform. The healthcare industry continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, and mandatory health insurance coverage for employees. The costs of implementing some of these proposals would be financed, in part, by reductions in payments to healthcare providers under Medicare, Medicaid, and other government programs.

     Conversion Legislation. Many states have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. These review and, in some instances, approval processes can add additional time to the closing of a not-for-profit hospital acquisition. Future actions on the state level may seriously delay or even prevent our ability to acquire hospitals.

     Certificates of Need. The construction of new facilities, the acquisition of existing facilities and the addition of new services and expensive equipment at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. We operate hospitals in four states that have adopted certificate of need laws, Kentucky, Tennessee, Florida and Alabama. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a hospital's licenses.

     HIPAA Privacy and Security Requirements. The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, the Health Care Financing Administration published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 16, 2002. We cannot predict the impact that final regulations, when fully implemented, will have on us.

     The Administrative Simplification Provisions also require the Health Care Financing Administration to adopt standards to protect the security and privacy of health-related information. The Health Care Financing Administration proposed regulations containing security standards on August 12, 1998. These proposed security regulations have not been finalized, but as proposed, would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In addition, the Health Care Financing Administration released final regulations containing privacy standards in December 2000. These privacy regulations are effective April 14, 2001, but compliance with these regulations is not required until April 2003. Therefore, these privacy regulations could be further amended prior to the compliance date. However, as currently drafted, the privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information. The security regulations, as proposed, and the privacy regulations could impose significant costs on our facilities in order to comply with these standards. We cannot predict the final form that these regulations will take or the impact that final regulations, when fully implemented, will have on us. If we violate HIPAA, we are subject to monetary fines and penalties, criminal sanctions and civil causes of action.

PAYMENT

     Medicare. Under the Medicare program, we are paid for inpatient and outpatient services performed by our hospitals.

     Payments for inpatient acute services are generally made pursuant to a prospective payment system, commonly known as "PPS." Under PPS, our hospitals are paid a prospectively determined amount for each hospital discharge based on the patient's diagnosis. Specifically, each discharge is assigned to a diagnosis related group, commonly known as a "DRG," based on the patient's condition and treatment during the relevant inpatient stay. This assignment also effects the prospectively determined capital rate paid with each DRG. Each DRG is assigned a payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service. However, DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. In addition to DRG and capital payments, hospitals may qualify for "outlier" payments. Hospitals qualify for outlier payments when the relevant patient's treatment costs exceed a specified threshold. Hospitals qualify for disproportionate share payments when their percentage of low income patients exceed specified thresholds. Under the Medicare, Medicaid, and SCHIP Benefits, Improvement and Protection Act of 2000, known as "BIPA," a majority of our hospitals qualify to receive disproportionate share payments.

     The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the diagnostic related group rates, known as the "market basket index," gives consideration to the inflation experienced by hospitals in purchasing goods and services. For several years, however, the percentage increases in the diagnostic related group payments have been lower than the projected increase in the costs of goods and services purchased by hospitals. DRG rate increases were 1.1% for federal fiscal year 1995, 1.5% for federal fiscal year 1996, 2.0% for federal fiscal year 1997, 0.0% for federal fiscal year 1998, and 0.5% for federal fiscal year 1999. The DRG rate was increased by market basket minus 1.8% for federal fiscal year 2000. BIPA provides some relief to the low diagnostic related group increases mandated by the Balanced Budget Act. Under BIPA, the DRG rate will increase in the amount of the full market basket for fiscal year 2001 and in an amount equal to the market basket minus 0.55% for fiscal years 2002 and 2003.

     Outpatient services have traditionally been paid at the lower of customary charges or on a reasonable cost basis. The Balanced Budget Act established a PPS for outpatient hospital services that commenced on

August 1, 2000. The Balanced Budget Refinement Act of 1999 eliminated the anticipated average reduction of 5.7% for various Medicare outpatient business under the Balanced Budget Act of 1997. Under the Balanced Budget Refinement Act of 1999, losses for non-urban hospitals with 100 beds or less are mitigated through a "hold harmless" provision until December 31, 2003. Eleven of our hospitals qualify for this relief. Losses under Medicare outpatient PPS of non-urban hospitals with greater than 100 beds and urban hospitals will be mitigated through a corridor reimbursement approach, where a percentage of losses will be reimbursed through December 31, 2003. Substantially all of our remaining hospitals qualify for relief under this provision.

     Skilled nursing facilities have historically been paid by Medicare on the basis of actual costs, subject to limitations. The Balanced Budget Act established a PPS for Medicare skilled nursing facilities. The new PPS commenced in July 1998, and is being implemented progressively over a three year term. We have experienced reductions in payments for our skilled nursing services. However, BIPA requires HCFA to increase the current reimbursement amount for each resource utilization group component of the skilled nursing facility PPS by 16.7% for services furnished between April 1, 2001 and September 30, 2002. Additionally, BIPA increases the skilled nursing facility PPS update to the full market basket for fiscal year 2001 and market basket minus 0.5% for fiscal year 2002.

     The Balanced Budget Act also required the Department of Health and Human Services to establish a PPS for home health services. The Balanced Budget Act of 1997 put in place the interim payment system, commonly known as "IPS," until the home health PPS could be implemented. As of October 1, 2000, the home health PPS replaced IPS. We have experienced reductions in payments for our home health services and a decline in home health visits due to a reduction in benefits by reason of the Balanced Budget Act. However, the Balanced Budget Refinement Act delayed until one year following implementation of the PPS a 15.0% payment reduction that would have otherwise applied effective October 1, 2000. The BIPA further delays the one-time 15.0% payment reduction until October 1, 2002. Additionally, the BIPA increases the home health agency PPS annual update to 2.2% for services furnished between April 1, 2001 and September 30, 2001, and for a two year period beginning April 1, 2001, increases Medicare payments to 10.0% for home health services furnished in specified rural areas.

     The Balanced Budget Act mandated a PPS for inpatient rehabilitation hospital services. A PPS system for Medicare inpatient rehabilitation services is scheduled for a two year phase in beginning April 1, 2001. Prior to the implementation of the prospective payment systems, payments to exempt hospitals and units, such as inpatient psychiatric, rehabilitation and skilled nursing services, are based upon reasonable cost, subject to a cost per discharge target. These limits are updated annually by a market basket index.

     As of December 31, 2000, we operated five inpatient psychiatric units, four inpatient rehabilitation units, ten hospital-based skilled nursing facility units, three rural health clinics, two home health agencies, one comprehensive outpatient rehabilitation facility and eight hospitals utilizing swing beds.

     Medicaid. Most state Medicaid payments are made under a PPS or under programs which negotiate payment levels with individual hospitals. Medicaid is currently funded jointly by state and federal governments. The federal government and many states are currently considering significantly reducing Medicaid funding, while at the same time expanding Medicaid benefits. This could adversely affect future levels of Medicaid payments received by our hospitals.

     Annual Cost Reports. Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.

     Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. Finalization of these audits often takes several years. Providers can appeal any final determination made in connection with an audit.

     Commercial Insurance. Our hospitals provide services to individuals covered by private healthcare insurance. Private insurance carriers pay our hospitals or in some cases reimburse their policyholders based on the hospital's established charges and the coverage provided in the insurance policy. Commercial insurers are trying to limit the costs of hospital services by negotiating discounts, including PPS, which would reduce payments by commercial insurers to our hospitals. Reductions in payments for services provided by our hospitals to individuals covered by commercial insurers could adversely affect us.

REGULATORY COMPLIANCE PROGRAM

     It is our policy to conduct our business with integrity and in compliance with the law. We have in place and continue to develop a corporate-wide compliance program, which focuses on all areas of regulatory compliance, including reimbursement and cost reporting practices and laboratory operations.

     This regulatory compliance program is intended to ensure that high standards of conduct are maintained in the operation of our business and to help ensure that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the regulatory compliance program, we provide initial and periodic legal compliance and ethics training to every employee, review various areas of our operations, and develop and implement policies and procedures designed to foster compliance with the law. We regularly monitor our ongoing compliance efforts. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors or designated compliance officers in our hospitals.

     In December 2000, we entered into a corporate integrity agreement with the Office of Inspector General and agreed to maintain our compliance program in accordance with the corporate integrity agreement. Violations of the integrity agreement could subject us to substantial monetary penalties. The compliance measures and reporting and auditing requirements contained in the integrity agreement include:

     - continuing the duties and activities of our audit and compliance committee, corporate compliance officer, internal audit and compliance department, local ethics and compliance officers, corporate compliance committee and hospital compliance committees;

     - maintaining our written code of conduct, which sets out our commitment to full compliance with all statutes, regulations, and guidelines applicable to federal healthcare programs;

     - maintaining our written policies and procedures addressing the operation of our compliance program;

     - providing general training on the compliance policy;

     - providing specific training for the appropriate personnel on billing, coding and cost report issues;

     - having an independent third party conduct periodic audits of our facilities' inpatient DRG coding;

     - continuing our confidential disclosure program and compliance hotline to enable employees or others to disclosure issues or questions regarding possible inappropriate policies or behavior;

     - enhancing our screening program to ensure that we do not hire or engage employees or contractors who are ineligible persons for federal healthcare programs;

     - reporting any material deficiency which resulted in an overpayment to us by a federal healthcare program; and

     - submitting annual reports to the Inspector General which describe in detail the operations of our corporate compliance program for the past year.

ARRANGEMENTS RELATING TO THE DISTRIBUTION

     Immediately prior to HCA's distribution of our common stock, we entered into agreements with HCA to define our ongoing relationships after the distribution and to allocate tax, employee benefits and other liabilities and obligations arising from periods prior to the distribution date.

     Distribution Agreement. We entered into a distribution agreement with HCA and Triad which governed the corporate transactions required to effect the distribution and other arrangements between the parties after the distribution. The distribution agreement also allocated financial responsibility between the parties for liabilities arising out of the assets and entities that constitute our company, including liabilities arising out of the transfer of the assets and entities to us. HCA agreed in the distribution agreement to indemnify us for any losses arising from the pending governmental investigations of HCA's business practices prior to the date of the distribution and losses arising from legal proceedings, present or future, related to the investigation or actions engaged in prior to the distribution that relate to the investigation.

     Tax Sharing and Indemnification Agreement. We also entered into a tax sharing and indemnification agreement with HCA and Triad, which allocated tax liabilities among the parties and addressed other tax matters, including responsibility for filing tax returns, control of and cooperation in tax litigation, and qualification of the distribution as a tax-free transaction. Generally, HCA is responsible for taxes that are allocable to periods before the distribution date, and each of HCA, LifePoint and Triad is responsible for its own tax liabilities, including its allocable portion of taxes shown on any consolidated, combined or other tax return filed by HCA, for periods after the distribution date.

     The tax sharing and indemnification agreement prohibits us from taking actions that could jeopardize the tax treatment of the distribution or the restructuring that preceded the distribution, and requires us to indemnify HCA and Triad for any taxes or other losses that result from our actions. In connection with preserving the tax treatment of the distribution and the restructuring that preceded the distribution, we agreed to take certain actions that HCA may request and we made covenants, including covenants that, for a period of three years following the distribution, we will not authorize, undertake or facilitate any of the following without the consent of HCA:

     - issue additional stock or other equity instruments;

     - merge, dissolve, consolidate, redeem our securities or liquidate;

     - transfer or dispose of assets, other than the disposition of assets that were previously identified for divestiture; or

     - recapitalize or otherwise change our capital structure.

     Benefits and Employment Matters Agreement. We entered into a benefits and employment matters agreement with HCA and Triad, which allocated responsibilities for employee compensation, benefits, labor, benefit plan administration and certain other employment matters on and after the distribution date.

     Insurance Allocation and Administration Agreement. Before the distribution, HCA maintained various insurance policies for the benefit of the facilities that now make up our company. A wholly owned insurance subsidiary of HCA insures HCA against substantially all losses in periods before the distribution. In addition, HCA maintains excess loss policies. We also entered into an insurance allocation and administration agreement with HCA that describes our continuing rights and obligations regarding insurance after the distribution date and that defines our relationship regarding insurance on HCA's property and our property.

     Computer and Data Processing Services Agreement. HCA's wholly owned subsidiary, Columbia Information Systems, Inc., entered into a computer and data processing services agreement with us. Columbia Information Systems provides computer installation, support, training, maintenance, data processing and other related services to us under this agreement. Columbia Information Systems charges fees to us for services provided under this agreement that are market competitive based on Columbia Information Systems' costs incurred in providing these services.

     Other Agreements. HCA entered into agreements with us by which HCA shares telecommunications services with us under HCA's agreements with its telecommunications services provider and by which HCA makes account collection services available to us. We also participate, along with HCA, Triad and Health Management Associates, Inc. in a group purchasing organization which makes national supply and equipment contracts available to our facilities.

ITEM 2.  PROPERTIES

     Information with respect to our hospitals and our other properties can be found in Item 1 of this report under the caption, "Business -- Properties."

ITEM 3.  LEGAL PROCEEDINGS

     General. We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts, for wrongful restriction of or interference with physicians' staff privileges and employment related claims. In certain of these actions, plaintiffs request punitive or other damages against us that may not be covered by insurance. We are currently not a party to any proceeding which, in management's opinion, would have a material adverse effect on our business, financial condition or results of operations.

     Americans with Disabilities Act Claim. On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of our hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act. The lawsuit, filed in the United States District Court for the Eastern District of Tennessee, seeks injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, along with attorneys fees and costs. We are working with Access Now to determine the scope of facility modification needed to comply with the Act.

     Governmental Investigation of HCA and Related Litigation. HCA has been the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits filed in federal court, shareholder derivative actions filed in state courts, patient/payer actions and general liability claims. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, prior to our formation as an independent company, owned the facilities we now own.

     On December 14, 2000, HCA announced that it signed an agreement with the Department of Justice and four U.S. attorneys' offices resolving all pending federal criminal issues in the government's investigation. HCA also announced at this time that it signed a civil settlement agreement with the Department of Justice resolving civil false claims issues related to DRG coding, outpatient laboratory and home health. The criminal agreement has been accepted by the federal district courts. The civil settlement agreement is conditioned on court approval of the settlement, which HCA expects to receive in the first quarter of 2001. These agreements relate only to conduct that was the subject of the federal investigations resolved in the agreements, and HCA has stated publicly that it continues to discuss civil claims relating to cost reporting and physician relations with the government.

     Based on our review of documents filed by HCA with the Securities and Exchange Commission, these agreements with the government also resolve many, but not all, qui tam actions filed by private parties against HCA. In addition, representatives of state attorneys general have agreed to recommend to state officials that HCA be released from criminal and civil liability related to the matters covered by the settlement agreements.

     HCA agreed to indemnify us for any losses, other than consequential damages, arising from the pending governmental investigations of HCA's business practices prior to the date of the distribution and losses arising from legal proceedings, present or future, related to the investigation or actions engaged in prior to the distribution that relate to the investigation. However, we could be held responsible for any claims that are not covered by the agreements reached with the federal government or for which HCA is not required to, or fails to, indemnify us. We may also be affected by the initiation of additional investigations or claims against HCA in the future, if any, and the related media coverage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders during the fourth quarter ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began publicly trading on May 11, 1999, the date of the distribution of all of our common stock to the HCA stockholders. Prior to that date, no public market existed for our common stock. Our common stock is quoted on the Nasdaq National Market under the symbol "LPNT." The following table shows the range of high and low sales prices for our common stock for the periods indicated, as reported by the Nasdaq National Market.

                                                               HIGH     LOW
                                                              ------   ------

1999
Second Quarter (beginning May 11, 1999).....................  $17.50   $ 9.13
Third Quarter...............................................   14.38     6.88
Fourth Quarter..............................................   12.63     7.69

2000
First Quarter...............................................  $18.00   $12.25
Second Quarter..............................................   23.56    15.50
Third Quarter...............................................   37.00    19.94
Fourth Quarter..............................................   51.75    31.13

2001
First Quarter (through February 27, 2001)...................  $50.36   $28.25

     On February 27, 2001, the last reported sales price for our common stock on the Nasdaq National Market was $40.56 per share. At February 27, 2001, there were 34,731,655 shares of our common stock held by 7,567 holders of record.

     We have never declared or paid dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not intend to declare or pay any dividends on the common stock in the foreseeable future. Our board of directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our credit facilities impose restrictions on our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table contains selected historical financial data for each of the years in the five year period ended December 31, 2000. We derived the selected historical financial data as of December 31, 1996 from unaudited financial statements. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                            YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                1996       1997       1998       1999       2000
                                               -------   --------   --------   --------   --------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS:
Revenues.....................................  $ 464.0   $  487.6   $  498.4   $  515.2   $  557.1

  Salaries and benefits......................    175.2      196.6      220.8      217.4      224.2
  Supplies...................................     50.9       55.0       62.0       64.2       67.0
  Other operating expenses...................     99.3      119.5      117.2      117.3      118.1
  Provision for doubtful accounts............     28.0       34.5       41.6       38.2       42.0
  Depreciation and amortization..............     23.5       27.4       28.3       31.4       34.1
  Interest expense...........................     14.1       15.4       19.1       23.4       30.7
  Management fees............................      6.2        8.2        8.9        3.2         --
  ESOP expense...............................       --         --         --        2.9        7.1
  Impairment of long-lived assets............       --         --       26.1       25.4       (1.4)
                                               -------   --------   --------   --------   --------
                                                 397.2      456.6      524.0      523.4      521.8
                                               -------   --------   --------   --------   --------
Income (loss) from continuing operations
  before minority interests and income
  taxes......................................     66.8       31.0      (25.6)      (8.2)      35.3
Minority interests in earnings of
  consolidated entities......................      1.2        2.2        1.9        1.9        2.2
                                               -------   --------   --------   --------   --------
Income (loss) from continuing operations
  before income taxes........................     65.6       28.8      (27.5)     (10.1)      33.1
Provision (benefit) for income taxes.........     26.3       11.7       (9.8)      (2.7)      15.2
                                               -------   --------   --------   --------   --------
Income (loss) from continuing
  operations(a)..............................  $  39.3   $   17.1   $  (17.7)  $   (7.4)  $   17.9
                                               =======   ========   ========   ========   ========
          Net income (loss)(a)...............  $  41.2   $   12.5   $  (21.8)  $   (7.4)  $   17.9
                                               =======   ========   ========   ========   ========
Basic earnings (loss) per share:
  Income (loss) from continuing
     operations(a)...........................  $  1.31   $   0.57   $  (0.59)  $  (0.24)  $   0.57
  Net income (loss)(a).......................  $  1.37   $   0.41   $  (0.73)  $  (0.24)  $   0.57
  Shares used in computing basic earnings
     (loss) per share (in millions)..........     30.0       30.0       30.0       30.5       31.6
Diluted earnings (loss) per share:
  Income (loss) from continuing
     operations(a)...........................  $  1.30   $   0.57   $  (0.59)  $  (0.24)  $   0.54
  Net income (loss)(a).......................  $  1.36   $   0.41   $  (0.73)  $  (0.24)  $   0.54
  Shares used in computing diluted earnings
     (loss) per share (in millions)..........     30.3       30.2       30.0       30.5       32.9
Cash dividends declared per common share.....       --         --         --         --         --
FINANCIAL POSITION (AS OF END OF YEAR):
Assets.......................................  $ 376.0   $  397.9   $  355.0   $  420.4   $  488.0
Long-term debt, including amounts due within
  one year...................................      1.6        1.6        0.6      260.2      289.4
Intercompany balances payable to HCA.........    176.3      182.5      167.6         --         --
Working capital..............................     39.0       41.1       26.9       42.2       65.4

                                                            YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                1996       1997       1998       1999       2000
                                               -------   --------   --------   --------   --------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
OTHER OPERATING DATA:
EBITDA(b)....................................  $ 110.6   $   82.0   $   56.8   $   78.1   $  105.8
Capital expenditures.........................     53.4       51.8       29.3       64.8       31.4
Number of hospitals at end of year...........       22         22         23         23         20
Number of licensed beds at end of year(c)....    2,074      2,080      2,169      2,169      1,963
Weighted average licensed beds(d)............    2,060      2,078      2,127      2,169      2,056
Admissions(e)................................   59,381     60,487     62,269     64,081     66,085
Equivalent admissions(f).....................   98,869    105,126    110,029    114,321    119,812
Average length of stay (days)(g).............      4.7        4.4        4.4        4.2        4.1

---------------

(a) Includes charges related to impairment of long-lived assets of $25.4 million ($16.2 million after-tax) and $26.1 million ($15.9 million after-tax) for the years ended December 31, 1999 and 1998, respectively, and gain on impairment of long-lived assets of $1.4 million ($0.8 million after-tax) for the year ended December 31, 2000.
(b) EBITDA is defined as income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, ESOP expense, minority interests in earnings of consolidated entities and income taxes. EBITDA is commonly used as an analytical indicator within the healthcare industry and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(c) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.
(d) Represents the average number of licensed beds weighted based on periods owned.
(e) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume. Amounts for the years ended December 31, 1998 and 1999 have been restated to conform to current year definitions.
(f) Equivalent admissions is used by management and investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions is computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume. Amounts for the years ended December 31, 1998 and 1999 have been restated to conform to current year definitions.
(g) Represents the average number of days admitted patients stay in our hospitals. Average length of stay has declined as a result of the continuing pressures from managed care and other payers to restrict admissions and reduce the number of days that are covered by the payers for certain procedures and by technological and pharmaceutical improvements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read this discussion together with our consolidated historical financial statements and related notes included elsewhere in this report.

OVERVIEW

     At December 31, 2000, we operated 20 general, acute care hospitals. For the year ended December 31, 2000, we generated $557.1 million in net revenues. Effective January 2, 2001, we opened Bluegrass Community Hospital located in Versailles, Kentucky. We currently operate in the states of Alabama, Florida, Kansas, Kentucky, Tennessee, Utah and Wyoming.

FORWARD-LOOKING STATEMENTS

     This report and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by us, contain, or will contain, disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations and future financial condition and results. These factors include, but are not limited to:

     - the highly competitive nature of the healthcare business including the competition to recruit general and specialized physicians;

     - the efforts of insurers, healthcare providers and others to contain healthcare costs;

     - possible changes in the Medicare program that may further limit reimbursements to healthcare providers and insurers;

     - changes in federal, state or local regulation affecting the healthcare industry;

     - the possible enactment of federal or state healthcare reform;

     - the ability to attract and retain qualified management and personnel, including physicians, both general practitioners and specialists, consistent with our expectations and targets;

     - our ability to acquire hospitals on favorable terms;

     - liabilities and other claims asserted against us;

     - uncertainty with the newly issued HIPAA regulations;

     - the ability to enter into, renegotiate and renew payor arrangements on acceptable terms;

     - the availability and terms of capital to fund our business strategy;

     - implementation of our business strategy and development plans;

     - our ongoing efforts to monitor, maintain and comply with applicable laws, regulations, policies and procedures including those required by the corporate integrity agreement that we entered into with the government in December, 2000;

     - the ability to increase patient volumes and control the costs of providing services and supply costs;

     - successful development or license, performance and use of management information systems, including software for efficient claims processing;

     - limitations placed on us to preserve the tax treatment of the distribution of our common stock from HCA;

     - fluctuations in the market value of our common stock;

     - changes in accounting practices;

     - changes in general economic conditions; and

     - other risk factors described in this report.

     As a consequence, current plans, anticipated actions and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on behalf of our company. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

RESULTS OF OPERATIONS

  Revenue/Volume Trends

     We expect our patient volumes and related revenues to continue to increase as a result of the following factors:

     - Expanding Service Offerings. We believe our efforts to improve the quality and broaden the scope of healthcare services available at our facilities will lead to increased patient volumes. Recruiting and retaining both general practitioners and specialists for our non-urban communities is a key to the success of these efforts. Between the date of the distribution of our stock from HCA and December 31, 2000, we recruited 150 physicians, of which approximately 61% are specialists. Adding new physicians should help increase patient volumes which, in turn, should increase revenues. Continuing to add specialists should also allow us to grow by offering new services.

     - Improving Managed Care Position. We believe we have been able to negotiate contract terms that are generally more favorable for our facilities than terms available in urban markets.

     - Aging U.S. Population. In general, the population of the United States and of the communities that we serve is aging. At the end of 2000, approximately 13% of the U.S. population was 65 years old or older compared to 11% of the population at the end of 1980. This aging trend is projected to continue so that by 2025, approximately 18% of the U.S. population is expected to be older than 65.

     Although we expect our patient volumes to increase, the resulting revenue will likely be offset in part by the following factors:

     - Revenues from Medicare, Medicaid and Managed Care Plans. We derive a significant portion of our revenues from Medicare, Medicaid and managed care plans. Admissions related to Medicare, Medicaid and managed care plan patients were 90.4% and 89.2% of total admissions for the years ended December 31, 2000 and 1999, respectively. These payors receive significant discounts compared to other payors.

     - Efforts to Reduce Payments. Insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees also negotiate discounted fees rather than paying standard prices. Hospitals generally receive lower payments per patient under managed care plans than under traditional indemnity insurance plans. In addition, an increasing proportion of our services are reimbursed under prospective payment amounts regardless of the cost incurred.

     - Growth in Outpatient Services. We expect the growth trend in outpatient services to continue. A number of procedures once performed only on an inpatient basis have been, and will likely continue to be, converted to outpatient procedures. This conversion has occurred through continuing advances in pharmaceutical and medical technologies and as a result of efforts made by payors to control costs. Generally, the payments we receive for outpatient procedures are less than for similar procedures performed in an inpatient setting.

     Reductions in Medicare and Medicaid payment levels, the increase in outpatient services and the patient volume being related to patients participating in managed care plans will present ongoing challenges for us. These challenges are exacerbated by our inability to control these trends and the associated risks. To maintain or improve operating margins in the future, we must, among other things, increase patient volumes while controlling the costs of providing services. If we are not able to achieve these improvements and the trend toward declining reimbursements and payments continues, results of operations and cash flow will deteriorate.

IMPACT OF ACQUISITIONS AND DIVESTITURES

  Acquisitions

     Effective July 1, 2000, we acquired Lander Valley Medical Center in Lander, Wyoming for approximately $33.0 million. Effective June 16, 2000, we acquired Putnam Community Medical Center in Palatka, Florida for approximately $49.4 million. We accounted for these two acquisitions using the purchase method of accounting and allocated the purchase price of each transaction to identifiable assets acquired and liabilities assumed based on their respective fair values.

  Divestitures

     Effective November 17, 2000, we sold Springhill Medical Center located in Springhill, Louisiana for approximately $5.7 million. We deposited the proceeds into a trust for tax planning reasons and we intend to use them for future capital reinvestment.

     Effective September 1, 2000, we sold Barrow Medical Center in Winder, Georgia for approximately $2.2 million.

     Effective August 1, 2000, we sold Riverview Medical Center in Gonzales, Louisiana for approximately $20.7 million. We used the proceeds from this transaction and our available cash to pay down existing borrowings under our revolving credit facility.

     Effective April 1, 2000, we sold Halstead Hospital in Halstead, Kansas and effective February 1, 2000, we sold Trinity Hospital in Erin, Tennessee. We previously held Halstead Hospital, Trinity Hospital and Barrow Medical Center for sale. We recorded an impairment of long-lived assets related to these three hospitals of $24.8 million in 1998 and an additional impairment of $25.4 million in 1999.

     During 2000, we recorded a $1.4 million pre-tax gain related to the favorable settlement on the sale of one of the facilities that we previously held for sale.

     We consolidated the operating results of the acquisitions and divestitures for the periods subsequent to acquisition and for the periods prior to sale, respectively.

     Because of the relatively small number of hospitals we own, each hospital acquisition can materially affect our overall operating margin. We typically take a number of steps to lower operating costs when we acquire a hospital. The impact of our actions may be offset by other cost increases to expand services, strengthen medical staff and improve market position. The benefits of our investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly acquired hospital may adversely affect our overall operating margins in the short term. As we acquire additional hospitals, this effect should be mitigated by the expanded financial base of our existing hospitals and the allocation of corporate overhead among a larger number of hospitals.

OPERATING RESULTS SUMMARY

     The following table presents summaries of results from continuing operations for the years ended December 31, 1998, 1999 and 2000:

                                                 YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------------------
                                       1998                1999                2000
                                 -----------------   -----------------   -----------------
                                            % OF                % OF                % OF
                                 AMOUNT   REVENUES   AMOUNT   REVENUES   AMOUNT   REVENUES
                                 ------   --------   ------   --------   ------   --------
Revenues......................   $498.4    100.0%    $515.2    100.0%    $557.1   100.0%
Salaries and benefits.........    220.8     44.3      217.4     42.2      224.2     40.2
Supplies......................     62.0     12.4       64.2     12.5       67.0     12.0
Other operating expenses......    117.2     23.5      117.3     22.7      118.1     21.3
Provision for doubtful
  accounts....................     41.6      8.4       38.2      7.4       42.0      7.5
                                 ------    -----     ------    -----     ------    -----
                                  441.6     88.6      437.1     84.8      451.3     81.0
                                 ------    -----     ------    -----     ------    -----
EBITDA(a).....................     56.8     11.4       78.1     15.2      105.8     19.0
Depreciation and
  amortization................     28.3      5.7       31.4      6.2       34.1      6.2
Interest expense..............     19.1      3.8       23.4      4.5       30.7      5.5
Management fees...............      8.9      1.8        3.2      0.6         --       --
ESOP expense..................       --       --        2.9      0.6        7.1      1.3
Impairment of long-lived
  assets......................     26.1      5.2       25.4      4.9       (1.4)    (0.3)
                                 ------    -----     ------    -----     ------    -----
Income (loss) from continuing
  operations before minority
  interests and income
  taxes.......................    (25.6)    (5.1)      (8.2)    (1.6)      35.3      6.3
Minority interests in earnings
  of consolidated entities....      1.9      0.4        1.9      0.4        2.2      0.4
                                 ------    -----     ------    -----     ------    -----
Income (loss) from continuing
  operations before income
  taxes.......................    (27.5)    (5.5)     (10.1)    (2.0)      33.1      5.9
Provision (benefit) for income
  taxes.......................     (9.8)    (2.0)      (2.7)    (0.6)      15.2      2.7
                                 ------    -----     ------    -----     ------    -----
Income (loss) from continuing
  operations..................   $(17.7)    (3.5)%   $ (7.4)    (1.4)%   $ 17.9      3.2%
                                 ======    =====     ======    =====     ======    =====
% changes from prior year:
  Revenues....................                          3.4%                8.1%
  Income (loss) from
     continuing operations
     before income taxes......                         63.1               425.7
  Income (loss) from
     continuing operations....                         58.4               342.4
  Admissions(b)...............                          3.2                 3.1
  Equivalent admissions(c)....                          4.2                 4.8
  Revenues per equivalent
     admission................                         (0.8)                3.2
Same hospital % changes from
  prior year(d):
  Revenues....................                                              8.8
  Admissions(b)...............                                              2.6
  Equivalent admissions(c)....                                              6.5
  Revenues per equivalent
     admission................                                              2.2

---------------

(a) EBITDA is defined as income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, ESOP expense, minority interests in earnings of consolidated entities and income taxes. EBITDA is commonly used as an analytical indicator within the healthcare industry and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(b) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and used by management and investors as a general measure of inpatient volume.
(c) Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.
(d) "Same hospital" information excludes the operations of hospitals which we either acquired or divested during the years presented.

  For the Years Ended December 31, 2000 and 1999

     Revenues increased 8.1% to $557.1 million for the year ended December 31, 2000 compared to $515.2 million for the year ended December 31, 1999, primarily as a result of an 8.8% increase in same hospital revenues and our acquisition of two hospitals during fiscal 2000. Our sale of five hospitals during fiscal 2000 partially offset the increase in revenues. The 8.8% increase in same hospital revenues resulted primarily from a 2.6% increase in same hospital inpatient admissions and a 6.5% increase in same hospital equivalent admissions, adjusted to reflect combined inpatient and outpatient volume.

     Revenues per equivalent admission increased 3.2% primarily due to our acquisition of two hospitals in fiscal 2000 with higher revenues per equivalent admission compared to our average. The higher revenues per equivalent admission at one of the acquired hospitals resulted primarily from a low number of outpatient procedures performed at that hospital as revenues from outpatient services are generally lower than inpatient services. In addition, the higher revenues per equivalent admission at the other acquired hospital resulted primarily from a lower percentage of revenues from managed care plans as compared to our average. The increase in revenues per equivalent admission was partially offset by an increase in outpatient revenues for the year ended December 31, 2000 compared to the same period last year. Outpatient revenues as a percentage of patient revenues were 48.1% for the year ended December 31, 2000 compared to 47.2% for the same period last year. We also recorded favorable adjustments to estimated third party settlements of $3.2 million for the year ended December 31, 2000 compared to $0.7 million for the year ended December 31, 1999.

     Our costs did not increase at the same rate as our revenue. The increase in volumes and revenues per equivalent admission contributed to the reduction of our operating expenses as a percent of revenue because we were able to spread our operating costs over an increased base of revenues.

     Salaries and benefits decreased as a percentage of revenues to 40.2% for the year ended December 31, 2000 from 42.2% for the year ended December 31, 1999 primarily as a result of improvements in labor productivity and an increase in revenues per equivalent admission, as discussed above. In addition, man-hours per equivalent admission decreased 5.4% over the same period last year.

     Supply costs decreased as a percentage of revenues to 12.0% for the year ended December 31, 2000 from 12.5% for the year ended December 31, 1999. The decrease related primarily to the increase in revenues per equivalent admission and a lower number of high intensity services provided during the year ended December 31, 2000 compared to the same period last year.

     Other operating expenses decreased as a percentage of revenues to 21.3% for the year ended December 31, 2000 from 22.7% for the year ended December 31, 1999. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily the result of an increase in volumes and revenues per equivalent admission as discussed above and a decrease in contract services as a percentage of revenues.

     Provision for doubtful accounts increased slightly as a percentage of revenues to 7.5% for the year ended December 31, 2000 from 7.4% for the year ended December 31, 1999.

     Depreciation and amortization expense increased to $34.1 million for the year ended December 31, 2000 from $31.4 million for the year ended December 31, 1999 primarily due to the opening of a replacement facility in Bartow, Florida in December 1999 and the acquisition of two hospitals in fiscal 2000. This increase was partially offset by a decrease in depreciation and amortization expense related to the sale of hospitals during 2000.

     Interest expense increased to $30.7 million for the year ended December 31, 2000 from $23.4 million for the year ended December 31, 1999. This increase is primarily due to the interest expense we incurred on the debt obligations we assumed from HCA as a result of the distribution. The increase is also due to our increased borrowings to finance acquisitions and an increase in interest rates. For the year ended December 31, 1999, interest expense consisted of interest incurred on the net intercompany balance with HCA and approximately seven and a half months of interest expense on the debt obligations we assumed from HCA.

     Management fees incurred during 1999 represent fees allocated to us by HCA before the distribution. This amount represented allocations, using revenues as the allocation basis, of the corporate, general and administrative expenses of HCA.

     ESOP expense increased to $7.1 million for the year ended December 31, 2000 from $2.9 million for the year ended December 31, 1999. We established the ESOP in June 1999; therefore, only seven months of expense for the ESOP is reflected in the year ended December 31, 1999. The increase in ESOP expense is also due to a higher average fair market value of our common stock for the year ended December 31, 2000 compared to the same period last year. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

     During the year ended December 31, 2000, we recorded a $1.4 million pre-tax gain related to the favorable settlement on the sale of a facility that we previously held for sale. During the year ended December 31, 1999, we recorded a $25.4 million impairment charge related to the three facilities we identified as held for sale during 1998. We sold the three hospital facilities held for sale during the year ended December 31, 2000. We recorded the impairment charge and the gain in the accompanying consolidated statements of operations as impairment of long-lived assets. For the year ended December 31, 2000 and 1999, these facilities had net revenues of $14.4 million and $42.6 million, EBITDA of $(1.0) million and $(0.7) million, admissions of 1,140 and 4,689 and equivalent admissions of 2,781 and 8,722, respectively.

     Minority interests in earnings of consolidated entities increased slightly to $2.2 million for the year ended December 31, 2000 from $1.9 million for the year ended December 31, 1999.

     Income (loss) from continuing operations before income taxes increased to $33.1 million for the year ended December 31, 2000 compared to $(10.1) million for the year ended December 31, 1999 primarily because of the $25.4 million impairment charge we incurred during 1999, increases in revenues and decreases in expenses as described above.

     The provision (benefit) for income taxes for the year ended December 31, 2000 was $15.2 million compared to $(2.7) million for the year ended December 31, 1999. These provisions reflect effective income tax rates of 46.1% for 2000 and 26.7% for 1999. The increase in the effective rate relates primarily to the impairment charge taken in the fourth quarter of 1999 as discussed above and also due to the increase in the nondeductible portion of ESOP expense.

     Net income (loss) increased to $17.9 million for the year ended December 31, 2000 compared to $(7.4) million for the year ended December 31, 1999 due to the reasons described above.

  For the Years Ended December 31, 1999 and 1998

     Revenues increased 3.4% to $515.2 million for the year ended December 31, 1999 compared to $498.4 million for the year ended December 31, 1998 primarily because of increases in the volume of patients treated at our facilities. Inpatient admissions increased 3.2% and equivalent admissions, adjusted to reflect combined inpatient and outpatient volume, increased 4.2% for the year ended December 31, 1999 compared to the year ended December 31, 1998. Revenues per equivalent admission decreased 0.8% for the year ended December 31, 1999 compared to the prior year. The decline in revenues per equivalent admission resulted from several factors, including:

     - decreases in Medicare reimbursement rates mandated by the Balanced Budget Act which became effective October 1, 1997. These rates lowered revenues by approximately $10.1 million for the year ended December 31, 1999 compared to periods before the effective date of the Balanced Budget Act;

     - continued increases in the number of managed care payers which as a percentage of total admissions increased to 20.2% for the year ended December 31, 1999 compared to 18.6% for the year ended December 31, 1998; and

     - favorable adjustments to third party settlements of $0.7 million recorded during the year ended December 31, 1999 compared to $1.2 million recorded during the year ended December 31, 1998.

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

     Other operating expenses decreased as a percentage of revenues to 22.7% for the year ended December 31, 1999 from 23.5% for the year ended December 31, 1998 primarily because of a decrease in professional fees and contract services.

     Provision for doubtful accounts decreased as a percentage of revenues to 7.4% for the year ended December 31, 1999 from 8.4% for the year ended December 31, 1998. In fiscal year 1998, a majority of our facilities converted their computer information systems which hampered their business office billing functions. Some facilities did not timely bill accounts and our allowance for bad debt increased in 1998. During 1999, we began to recover from the conversions and focus more on collections of accounts receivable.

     Depreciation and amortization expense increased to $31.4 million for the year ended December 31, 1999 from $28.3 million for the year ended December 31, 1998 primarily as a result of capital expenditures related to computer information systems. The majority of our facilities began depreciating the systems in the fourth quarter of 1998.

     Interest expense increased to $23.4 million for the year ended December 31, 1999 from $19.1 million for the year ended December 31, 1998 primarily as a result of the interest expense we incurred on the debt obligations that we assumed from HCA in connection with the distribution. For the year ended December 31, 1998, our interest expense primarily included interest that we incurred on the net intercompany balance with HCA. On the date HCA distributed our common stock to its stockholders, we eliminated the intercompany amounts payable by us to HCA.

     Management fees allocated by HCA equaled $3.2 million for the year ended December 31, 1999 and $8.9 million for the year ended December 31, 1998. These amounts represented allocations, using revenues as the allocation basis, of the corporate, general and administrative expenses of HCA; HCA stopped allocating management fees to us after the distribution. Increases in salaries, supplies and other operating costs related to the establishment and operation of our corporate office during 1999 offset the elimination of management fee allocations by HCA.

     ESOP expense of $2.9 million during 1999 relates to the newly established ESOP.

     During the fourth quarter of 1998, we decided to sell three hospital facilities that we identified as not compatible with our operating plans based on management's review of all facilities, consideration of current and expected market conditions and consideration of current and expected capital needs in each market. At December 31, 1998, the carrying value before the impairment charge of the long-lived assets related to these hospital facilities equaled approximately $47.2 million. We reduced the carrying value to fair value, based on estimates of selling values at that time, for a total non-cash charge of $24.8 million. During the fourth quarter of 1999, based on revised selling values, we recorded an additional non-cash charge of $25.4 million (comprised of $22.4 million in further impairment charges for these facilities and $3.0 million in anticipated selling/closing costs). For the year ended December 31, 1999 and 1998, these facilities had net revenues of $42.6 million and $48.0 million, EBITDA of $(0.7) million and $0.3 million, admissions of 4,689 and 5,454 and equivalent admissions of 8,722 and 9,295, respectively.

     We recorded, during the third quarter of 1998, an impairment loss of approximately $1.3 million related to the write-off of intangibles and other long-lived assets of physician practices where we determined that the recorded asset values were not fully recoverable based on the operating results trends and projected future cash flows. We have now recorded these assets being held and used at estimated fair value based on discounted, estimated future cash flows.

     These impairment charges did not have a significant impact on our cash flows and we do not expect the charges to significantly impact cash flows for future periods. Depreciation and amortization expense related to these assets will decrease in future periods as a result of the right downs. In the aggregate, we do not expect the net effect of the change in depreciation and amortization expense to have a material effect on operating results for future periods.

     Minority interests in earnings of consolidated entities remained unchanged as a percentage of revenues at 0.4% compared to the prior year.

     Loss from continuing operations before income taxes was $10.1 million for the year ended December 31, 1999 compared to a loss of $27.5 million for the year ended December 31, 1998 primarily because of increases in revenue and decreases in certain expenses as described above.

     Net loss equaled $7.4 million for the year ended December 31, 1999 compared to a loss of $21.8 million for the year ended December 31, 1998. The year ended December 31, 1998 included a $4.1 million after-tax loss from our discontinued home health operations, resulting primarily from declines in Medicare rates of reimbursement under the Balanced Budget Act and declines in home health visits. We divested our home health operations during 1998.

LIQUIDITY AND CAPITAL RESOURCES

     We rely upon our bank credit facilities and other traditional funding sources to supplement any cash needs not met by operations. At December 31, 2000, we had working capital of $65.4 million compared to $42.2 million at December 31, 1999 primarily due to a $27.2 million increase in cash resulting from net cash collections during 2000 and to a decrease in accounts payable. The increase in working capital was offset by increases in current maturities on long-term debt.

     Cash provided by operating activities increased to $83.4 million in 2000 compared to $59.3 million in 1999 and $47.5 million in 1998. The increase in 2000 resulted primarily from receipt of an income tax refund of $4.4 million in 2000 compared to income tax payments of $15.4 million during 1999. The increase in 1999 over 1998 was primarily attributable to less of a net loss in 1999 than in 1998.

     Cash used in investing activities increased to $91.8 million during 2000 compared to $68.8 million in 1999 and $31.5 million in 1998. The increase in 2000 resulted primarily from our two hospital acquisitions during fiscal 2000. The increase was partially offset by proceeds of $24.3 million from the sale of facilities and by decreased capital expenditures of $31.4 million during 2000 compared to $64.8 million in 1999 (which included the construction of a replacement facility). Capital expenditures totaled $29.3 million in 1998. At December 31, 2000, we had projects under construction which had an estimated additional cost to complete and equip of approximately $12.0 million. We anticipate that these projects will be completed over the next twelve months. We believe our capital expenditure program is adequate to expand, improve and equip our existing healthcare facilities. We expect to make total capital expenditures in 2001 of approximately $35 to $40 million, excluding acquisitions.

     Cash provided by financing activities increased to $35.6 million in 2000 compared to $22.0 million in 1999. This increase resulted primarily from an increase in long-term debt to pay for acquisitions. Cash used in financing activities was $16.0 million in 1998 primarily due to a decrease in intercompany balances with HCA.

     In June 2000, we borrowed the remaining $35 million from our $60 million term loan facility and $30 million under our $65 million revolving credit facility. We utilized this additional debt to fund acquisitions. Effective August 1, 2000, we sold Riverview Medical Center in Gonzales, Louisiana for approximately $20.7 million. We used the proceeds from this transaction and our available cash to pay off the $30 million outstanding balance under our revolving credit facility. As of December 31, 2000 and as of February 28, 2001, we did not have any amounts outstanding under our revolving credit facility.

     Management does not consider the sale of any assets to be necessary to repay our indebtedness or to provide working capital. However, for other reasons, we may sell facilities in the future from time to time. Management expects that operations and amounts available under our bank credit agreement will provide sufficient liquidity for the next twelve months.

     We intend to acquire additional hospitals and are actively seeking such acquisitions. These acquisitions may, however, require additional financing. We also continually review our capital needs and financing opportunities and may seek additional financing for our acquisition program or other needs.

     We do not expect to pay dividends on our common stock in the foreseeable future.

LONG-TERM DEBT

  Bank Credit Agreement

     On May 11, 1999, we assumed from HCA the obligations under a bank credit agreement with a group of lenders with commitments aggregating $210 million. The credit agreement consists of a $60 million term loan facility, an $85 million term loan facility and a $65 million revolving credit facility.

     At the time of the distribution, $25 million of the $60 million term loan facility was drawn. In June 2000, we borrowed the remaining $35 million of the $60 million term loan facility. The final payment under this term loan facility is due November 11, 2004.

     The $85 million term loan facility was drawn in full at the time of the distribution from HCA. The final payment under this term loan facility is due November 11, 2005.

     The $65 million revolving credit facility is available for working capital and other general corporate purposes and any outstanding amounts under the revolving credit facility will be due and payable on November 11, 2004. As of December 31, 2000 and as of February 28, 2001, we did not owe any amounts under this facility.

     We make payments under the term loan facilities in quarterly installments with quarterly amortization based on annual amounts. Interest on the bank facilities is currently based on LIBOR plus 2.75% for the revolving credit facility and the $60 million term loan facility, and LIBOR plus 3.25% for the $85 million term loan facility. The weighted average interest rate on the bank facilities equaled approximately 9.7% at December 31, 2000. We also pay a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility.

     Our subsidiaries guarantee our obligations under the bank facilities. These guarantees are secured by a pledge of substantially all of the subsidiaries' assets. The credit agreement requires that we comply with various financial ratios and tests and contains covenants, including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

  Senior Subordinated Notes

     On May 11, 1999, we assumed from HCA $150 million in senior subordinated notes maturing on May 15, 2009 and bearing interest at 10.75%. In November 1999, in a registered exchange offer, we issued a like aggregate principal amount of notes in exchange for these notes. Interest is payable semi-annually. The notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness. Our subsidiaries also guarantee our obligations under the notes.

     The indenture pursuant to which the notes were made contains certain covenants, including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

     Our interest expense is sensitive to changes in the general level of interest rates. We do not currently use derivatives to alter the interest rate characteristics of our debt instruments.

     With respect to our interest-bearing liabilities, approximately $139.3 million of our long-term debt at December 31, 2000 is subject to variable rates of interest. The remaining balance in long-term debt of $150.1 million at December 31, 2000 is subject to fixed interest rates. The fair value of our total long-term debt (including current portion) equaled $301.4 million at December 31, 2000. We determined the fair value of our senior subordinated notes using the quoted market price at December 31, 2000. We estimate the fair value of the remaining long-term debt using discounted cash flows, based on our incremental borrowing rates. Based on a hypothetical 1% increase in interest rates on our variable rate debt, the potential annualized losses in future pretax earnings would be approximately $1.4 million. The impact of this change in interest rates on the carrying value of long-term debt would not be significant. We determine the estimated changes to interest expense and the fair value of long-term debt by considering the impact of hypothetical interest rates on our borrowing cost and long-term debt balances. These analyses do not take into account the effects, if any, of the potential changes in our credit ratings or the overall level of economic activity. Further, in the event of a change in interest rates of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change. For further information, see the discussion above of our long-term debt.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. Management does not anticipate that the adoption of the new statement will have a material effect on our financial condition or results of operations.

YEAR 2000 COMPLIANCE

     We did not experience any material disruptions or other effects caused by the Year 2000 problem, nor do we expect to experience any material disruptions or other effects caused by the Year 2000 problem in the future.

INFLATION

     The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when shortages in marketplaces occur. In addition, suppliers pass along rising costs to us in the form of higher prices. Our ability to pass on these increased costs is limited because of increasing regulatory and competitive pressures, as discussed above. In the event we experience inflationary pressures, results of operations may be materially effected.

HEALTHCARE REFORM

     In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures. While we are unable to predict which, if any, proposals for healthcare reform will be adopted, there can be no assurance that proposals adverse to our business will not be adopted.

RISK FACTORS

  Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies reduce our reimbursements.

     For the year ended December 31, 2000, we derived 47.0% of our revenues from the Medicare and Medicaid programs. In recent years, federal and state governments made significant changes in the Medicare and Medicaid programs. These changes have decreased the amounts of money we receive for our services to patients who participate in these programs.

     In recent years, Congress and some state legislatures have introduced an increasing number of other proposals to make major changes in the healthcare system. Medicare-reimbursed, hospital-outpatient services converted to a prospective payment system on August 1, 2000. This system creates limitations on levels of payment for a substantial portion of hospital outpatient procedures. Future federal and state legislation may further reduce the payments we receive for our services.

     A number of states have adopted legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care to their residents. Some states propose to enroll Medicaid recipients in managed care programs and impose additional taxes on hospitals to help finance or expand the states' Medicaid systems.

     In addition, insurance and managed care companies and other third parties from whom we receive payment for our services increasingly attempt to control healthcare costs by requiring that hospitals discount their fees in exchange for exclusive or preferred participation in their benefit plans. We believe that this trend may continue and may reduce the payments we receive for our services.

  We may be subjected to allegations that we failed to comply with governmental regulation which could result in sanctions that reduce our revenue and profitability.

     All participants in the healthcare industry are required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, privacy, compliance with building codes and environmental protection. These laws often contain safe harbor provisions which describe some of the conduct and business relationships that are immune from prosecution. Some of our current business arrangements do not qualify for a safe harbor. This does not automatically render our arrangements illegal. However, we may be subject to scrutiny by enforcement authorities. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our hospitals and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

     Significant media and public attention recently has focused on the hospital industry due to ongoing investigations related to referrals, cost reporting and billing practices, laboratory and home healthcare services and physician ownership and joint ventures involving hospitals. Both federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. In addition, the Office of the Inspector General of the United States Department of Health and Human Services and the United States Department of Justice periodically establish enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Recent initiatives include a focus on hospital billing practices.

     In public statements, governmental authorities have taken positions on issues for which little official interpretation was previously available. Some of these positions appear to be inconsistent with common practices within the industry and which have not previously been challenged in this manner. Moreover, some government investigations that have in the past been conducted under the civil provisions of federal law are now being conducted as criminal investigations under the Medicare fraud and abuse laws.

     The laws and regulations that we must comply with are complex and subject to change. In the future, different interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

  If we fail to effectively recruit and retain physicians and nurses our ability to deliver healthcare services efficiently will suffer.

     Physicians generally direct the majority of hospital admissions. Our success, in part, depends on the number and quality of physicians on our hospitals' medical staffs, the admissions practices of these physicians and the maintenance of good relations with these physicians. We generally do not employ physicians. Only a limited number of physicians practice in the non-urban communities where our hospitals are located. Our primary method of adding or expanding medical services is the recruitment of new physicians into our communities.

     The success of our recruiting efforts depends on several factors. In general, there is a shortage of specialty care physicians. We face intense competition in the recruitment of specialists because of the difficulty convincing these individuals of the benefits of practicing in a rural community. Physicians are concerned with the patient volume in rural hospitals and whether the volume will allow them to generate income comparable to that which they would generate in an urban setting. If the trend in the United States over the last several years to move out of cities and into more rural areas changes and the growth rate in the rural communities where our hospitals operate slows, then we could experience difficulty attracting physicians to practice in our communities.

     There is generally a shortage of nurses. Our hospitals may be forced to hire expensive contract nurses if they are unable to recruit and retain nurses. The shortage of nurses may affect our hospitals' ability to deliver healthcare services efficiently.

  Our revenue is heavily concentrated in Kentucky and Tennessee, which makes us particularly sensitive to regulatory and economic changes in those states.

     Our revenue is particularly sensitive to regulatory and economic changes in the states of Kentucky and Tennessee. As of December 31, 2000, we operated 20 hospitals with six located in the Commonwealth of Kentucky and six located in the State of Tennessee. Based on those 20 hospitals, we generated 38.8% of our revenue from our Kentucky hospitals and 20.7% from our Tennessee hospitals for the year ended December 31, 2000. Effective January 2, 2001, we began operating Bluegrass Community Hospital in Versailles, Kentucky. One managed care organization that participates in Tennessee's Medicaid program has been placed in receivership by the State of Tennessee. Other managed care organizations in the states in which we derive significant revenue may encounter similar difficulties in paying claims in the future.

  We may have difficulty acquiring hospitals on favorable terms, avoiding unknown or contingent liabilities of acquired hospitals and, because of regulatory scrutiny, acquiring nonprofit entities.

     One element of our business strategy is expansion through the acquisition of acute care hospitals in growing, non-urban markets. We face significant competition to acquire other attractive, rural hospitals. We may not find suitable acquisitions on favorable terms. We also may incur or assume additional indebtedness as a result of the consummation of any acquisitions. In addition, in order to ensure the tax-free treatment of the distribution of our stock from HCA, our ability to issue stock as consideration for acquisitions is limited. Our failure to acquire non-urban hospitals consistent with our growth plans could prevent us from increasing our revenues.

     We also may acquire businesses with unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. We have policies to conform the practices of acquired facilities to our standards and applicable law and generally will seek indemnification from prospective sellers covering these matters. We may, however, incur material liabilities for past activities of acquired businesses.

     In recent years, the legislatures and attorneys general of several states have become more interested in sales of hospitals by not-for-profit entities. This heightened scrutiny may increase the cost and difficulty, or prevent our completion, of transactions with not-for-profit organizations in the future.

  Certificate of need laws may prohibit or limit any future expansion by us in states with these laws.

     Some states require prior approval for the purchase, construction and expansion of health care facilities, based on a state's determination of need for additional or expanded health care facilities or services. Four states in which we currently own hospitals, Alabama, Florida, Kentucky and Tennessee, require a certificate of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. We may not be able to obtain certificates of need required for expansion activities in the future. If we fail to obtain any required certificate of need, our ability to operate or expand operations in these states could be impaired.

  Our substantial leverage may limit our ability to successfully run our business.

     We are highly leveraged. At December 31, 2000, our consolidated long-term debt equaled approximately $289.4 million. We also may draw on a revolving credit commitment of up to $65 million under our bank credit agreement. In addition, we have the ability to incur additional debt, subject to limitations imposed by our credit agreement and the indenture governing the notes issued by our subsidiary, LifePoint Hospitals Holdings, Inc. Our leverage and debt service requirements could have important consequences to our stockholders, including the following:

     - make us more vulnerable to economic downturns and to adverse changes in business conditions, such as further limitations on reimbursement under Medicare and Medicaid programs;

     - limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

     - require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, reducing the funds available for our operations;

     - make us vulnerable to increases in interest rates because some of our borrowings are at variable rates of interest; and

     - require us to pay the indebtedness immediately if we default on any of the numerous financial and other restrictive covenants, including restrictions on our payments of dividends, incurrences of indebtedness and sale of assets.

     Any substantial increase in our debt levels could affect our ability to borrow funds at favorable interest rates and our future operating cash flow.

  Federal and state investigations of HCA could subject our hospitals and operations to increased governmental scrutiny.

     HCA has been the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payer actions and general liability claims. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before our formation as an independent company, owned the facilities we now own.

     On December 14, 2000, HCA announced that it signed an agreement with the Department of Justice and four U.S. attorneys' offices resolving all pending federal criminal issues in the government's investigation. HCA also announced at this time that it signed a civil settlement agreement with the Department of Justice resolving civil false claims issues related to DRG coding, outpatient laboratory and home health. The criminal agreement has been accepted by the federal district courts. The civil settlement agreement is conditioned on court approval of the settlement, which HCA expects to receive in the first quarter of 2001. These agreements relate only to conduct that was the subject of the federal investigations resolved in the agreements, and HCA has stated publicly that it continues to discuss civil claims relating to cost reporting and physician relations with the government.

     Based on our review of documents filed by HCA with the Securities and Exchange Commission, these agreements with the government also resolve many, but not all, qui tam actions filed by private parties against HCA. In addition, representatives of state attorneys general have agreed to recommend to state officials that HCA be released from criminal and civil liability related to the matters covered by the settlement agreements.

     HCA agreed to indemnify us for any losses, other than consequential damages, arising from the pending governmental investigations of HCA's business practices prior to the date of the distribution and losses arising from legal proceedings, present or future, related to the investigation or actions engaged in before the distribution that relate to the investigation. However, we could be held responsible for any claims that are not covered by the agreements reached with the federal government or for which HCA is not required to, or fails to, indemnify us. We may also be affected by the initiation of additional investigations or claims against HCA in the future, if any, and the related media coverage.

  We depend significantly on key personnel, and the loss of one or more senior or local management personnel could limit our ability to execute our business strategy.

     We depend on the continued services and management experience of James M. Fleetwood, Jr. and our other executive officers. If Mr. Fleetwood or any of our other executive officers resign their positions or otherwise are unable to serve, our management expertise and ability to deliver healthcare services efficiently could be weakened. In addition, if we fail to attract and retain managers at our hospitals and related facilities our operations will suffer.

  Other hospitals provide similar services, which may raise the level of competition faced by our hospitals.

     Competition among hospitals and other healthcare providers for patients has intensified in recent years. All but one of our hospitals operate in geographic areas where we are currently the sole provider of hospital services in these communities. While our hospitals face less direct competition in our immediate service areas, we do compete with other hospitals, including larger tertiary care centers. Although these competing hospitals may be in excess of 30 to 50 miles away from our facilities, patients in these markets may migrate to, may be referred by local physicians to, or may be lured by incentives from managed care plans to travel to these distant hospitals. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. In addition, some of the hospitals that compete with us are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals can make capital expenditures without paying sales, property and income taxes. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers.

  We have limited operating history as an independent company.

     Prior to May 11, 1999, we operated as the America Group division of HCA. Accordingly, we do not have a long operating history as an independent, publicly-traded company. Before the distribution of our stock from HCA, we historically relied on HCA for various financial, administrative and managerial expertise relevant to the conduct of our business. HCA continues to provide some support services to us on a contractual basis. We did not generate a profit for 1999. Although we generated a profit in 2000, we may not have net profits in the future. See "Business -- Arrangements Relating to the Distribution" for more information regarding our arrangements with HCA and see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for factors that could affect our ability to generate profits.

  If our access to HCA's information systems is restricted or we are not able to integrate changes to our existing information systems, our operations could suffer.

     Our business depends significantly on effective information systems to process clinical and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology. We rely heavily on HCA for information systems. Under a contract with an initial term that will expire on May 11, 2006, HCA provides financial, clinical, patient accounting and network information services to us. If our access to these systems is limited in the future or if HCA develops systems more appropriate for the urban healthcare market and not suited for our hospitals, our operations could suffer. In addition, as new information systems are developed, we must integrate them into our existing systems. Evolving industry and regulatory standards, including the Health Insurance Portability and Accountability Act of 1996, commonly known as "HIPAA," may require changes to our information systems. We may not be able to integrate new systems or changes required to our existing systems in the future effectively.

  If we fail to comply with our corporate integrity agreement, we could be required to pay significant monetary penalties.

     In December 2000, we entered into a corporate integrity agreement with the Office of Inspector General. Under this agreement, we have an affirmative obligation to report violations of applicable laws and regulations. This obligation could result in greater scrutiny of us by regulatory authorities. Complying with our corporate integrity agreement will require additional efforts and costs. Our failure to comply with the terms of the corporate integrity agreement could subject us to significant monetary penalties.

  If we become subject to malpractice and related legal claims, we could be required to pay significant damages.

     In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice or related legal theories. Many of these actions involve large claims and significant defense costs. To protect ourselves from the cost of these claims, we generally maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations. However, our insurance coverage may not cover all claims against us or continue to be available at a reasonable cost for us to maintain adequate levels of insurance.

  We could incur substantial liability if the distribution of our stock from HCA were to be taxable.

     On March 30, 1999, HCA received a private letter ruling from the Internal Revenue Service concerning the United States federal income tax consequences of the distribution by HCA of our common stock and the common stock of Triad Hospitals, Inc., a publicly-traded company comprising the former Pacific Group of HCA, and the restructuring transactions that preceded the distribution. The private letter ruling provides that the distribution generally was tax-free to HCA and HCA's stockholders, except for any cash received instead of fractional shares. The IRS has issued additional private letter rulings that supplement its March 30, 1999 ruling stating that certain transactions occurring after the distribution do not adversely affect the private letter rulings previously issued by the IRS. The March 30, 1999 ruling and the supplemental rulings are based on the accuracy of representations as to numerous factual matters and as to certain intentions of HCA, Triad and LifePoint. The inaccuracy of any of those representations could cause the IRS to revoke all or part of any of the rulings retroactively.

     If the distribution were to fail to qualify for tax-free treatment, then, in general, additional corporate tax, which would be substantial, would be payable by the consolidated group of which HCA is the common parent. Each member of HCA's consolidated group at the time of the distribution, including LifePoint, would be jointly and severally liable for this tax liability. In addition, LifePoint entered into a tax sharing and indemnification agreement with HCA and Triad, which prohibits LifePoint from taking actions that could jeopardize the tax treatment of either the distribution or the restructuring transactions that preceded the distribution, and requires LifePoint to indemnify HCA and Triad for any taxes or other losses that result from LifePoint's actions, which amounts could be substantial. If LifePoint were required to make any indemnity payments or otherwise were liable for additional taxes relating to the distribution, LifePoint's results of operations could be materially adversely affected.

  We depend on dividends and other intercompany transfers of funds to meet our financial obligations.

     We are a holding company and hold most of our assets and conduct most of our operations through direct and indirect subsidiaries. As a holding company, our results of operations depend on the results of operations of our subsidiaries. Moreover, we depend on dividends and other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, including payment of principal and interest on the senior subordinated notes issued by our subsidiary, LifePoint Hospitals Holdings, Inc. The ability of our subsidiaries to pay dividends or make other payments or advances will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing indebtedness of these subsidiaries.

  Our anti-takeover provisions may discourage acquisitions of control even though our stockholders may consider these proposals desirable.

     Provisions in our certificate of incorporation and bylaws may have the effect of discouraging an acquisition of control not approved by our board of directors. These provisions include:

     - the issuance of "blank check" preferred stock by the board of directors without stockholder approval;

     - higher stockholder voting requirements for some transactions, including business combinations with related parties (i.e., a "fair price provision");

     - a prohibition on taking actions by the written consent of stockholders;

     - restrictions on the persons eligible to call a special meeting of stockholders;

     - classification of the board of directors into three classes; and

     - the removal of directors only for cause and by a vote of 80% of the outstanding voting power.

     These provisions may also have the effect of discouraging third parties from making proposals involving our acquisition or change of control, although a proposal, if made, might be considered desirable by a majority of our stockholders. These provisions could further have the effect of making it more difficult for third parties to cause the replacement of our board of directors.

     We have also adopted a stockholder rights plan. This stockholder rights plan is designed to protect stockholders in the event of an unsolicited offer and other takeover tactics which, in the opinion of the board of directors, could impair our ability to represent stockholder interests. The provisions of this stockholder rights plan may render an unsolicited takeover more difficult or might prevent a takeover.

     Provisions of the tax sharing and indemnification agreement that are intended to preserve the tax-free status of the distribution could also discourage takeover proposals or make them more expensive. See
"Business -- Arrangements Relating to the Distribution."

     We are subject to provisions of Delaware corporate law which may also restrict some business combination transactions. Delaware law may further discourage, delay or prevent someone from acquiring or merging with us.

  We have never paid and have no current plans to pay a dividend on our common shares.

     We have never paid a cash dividend and we do not anticipate paying any cash dividends in the foreseeable future. Our senior credit facility also restricts the payment of cash dividends. If we incur any future indebtedness to refinance our existing indebtedness or to fund our future growth, our ability to pay dividends may be further restricted by the terms of this indebtedness.

  Our stock price has been and may continue to be volatile.

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, including:

     - quarterly variations in operating results;

     - changes in financial estimates and recommendations by securities analysts;

     - the operating and stock price performance of other companies that investors may deem comparable; and

     - news reports relating to trends in our markets.

     Broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information with respect to this Item is contained in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risks Associated with Financial Instruments."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this Item is contained in our consolidated financial statements indicated in the Index on Page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Information with respect to our executive officers is incorporated by reference to the information contained under the caption "Executive Compensation -- Executive Officers of the Company" included in our proxy statement relating to our annual meeting of stockholders to be held on May 14, 2001.

DIRECTORS

     Information with respect to our directors is incorporated by reference to the information contained under the caption "Election of Directors" included in our proxy statement relating to our annual meeting of stockholders to be held on May 14, 2001.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" included in our proxy statement relating to our annual meeting of stockholders to be held on May 14, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference to the information contained under the heading "Executive Compensation" included in our proxy statement relating to our annual meeting of stockholders to be held on May 14, 2001, except that the Comparative Performance Graph and the Compensation Committee Report on Executive Compensation included in the proxy statement are expressly not incorporated by reference in this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the information contained under the caption "Voting Securities and Principal Holders Thereof" included in our proxy statement relating to our annual meeting of stockholders to be held on May 14, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the information contained under the caption "Certain Transactions" included in our proxy statement relating to our annual meeting of stockholders to be held on May 14, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

          (1) CONSOLIDATED FINANCIAL STATEMENTS:  See Item 8 in this report.

             The consolidated financial statements required to be included in
        Part II, Item 8, are indexed on Page F-1 and submitted as a separate section of this report.

          (2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

             All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes in this report.

          (3) EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBITS
-------        -----------------------
 2.1       --  Distribution Agreement dated May 11, 1999 by and among
               Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals,
               Inc. (a)
 3.1       --  Certificate of Incorporation of LifePoint Hospitals (a)
 3.2       --  Bylaws of LifePoint Hospitals (a)
 3.3       --  Certificate of Incorporation of LifePoint Holdings (b)
 3.4       --  Bylaws of LifePoint Holdings (b)
 4.1       --  Form of Specimen Certificate for LifePoint Hospitals Common
               Stock (c)
 4.2       --  Indenture (including form of 10 3/4% Senior Subordinated
               Notes due 2009) dated as of May 11, 1999, between
               HealthTrust, Inc. -- The Hospital Company and Citibank N.A.
               as Trustee (a)
 4.3       --  Form of 10 3/4% Senior Subordinated Notes due 2009 (filed as part of Exhibit 4.2)
 4.4       --  Registration Rights Agreement dated as of May 11, 1999 between HealthTrust and the Initial Purchasers named therein
               (a)
 4.5       --  LifePoint Assumption Agreement dated May 11, 1999 between
               HealthTrust and LifePoint Hospitals (a)
 4.6       --  Holdings Assumption Agreement dated May 11, 1999 between
               LifePoint Hospitals and LifePoint Holdings (a)
 4.7       --  Guarantor Assumption Agreements dated May 11, 1999 between
               LifePoint Holdings and the Guarantors signatory thereto (a)
 4.8       --  Rights Agreement dated as of May 11, 1999 between the
               Company and National City Bank as Rights Agent (a)
10.1       --  Tax Sharing and Indemnification Agreement, dated May 11,
               1999, by and among Columbia/HCA, LifePoint Hospitals and
               Triad Hospitals (a)
10.2       --  Benefits and Employment Matters Agreement, dated May 11,
               1999 by and among Columbia/HCA, LifePoint Hospitals and
               Triad Hospitals (a)
10.3       --  Insurance Allocation and Administration Agreement, dated May
               11, 1999, by and among Columbia/HCA, LifePoint Hospitals and
               Triad Hospitals (a)
10.4       --  Transitional Services Agreement dated May 11, 1999 by and between Columbia/HCA and LifePoint Hospitals (a)
10.5       --  Computer and Data Processing Services Agreement dated May
               11, 1999 by and between Columbia Information Systems, Inc.
               and LifePoint Hospitals (a)

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBITS
-------        -----------------------
10.6       --  Agreement to Share Telecommunications Services dated May 11,
               1999 by and between Columbia Information Systems, Inc. and
               LifePoint Hospitals (a)
10.7       --  Year 2000 Professional Services Agreement dated May 11, 1999 by and between CHCA Management Services, L.P. and LifePoint
               Hospitals (a)
10.8       --  Sub-Lease Agreement dated May 11, 1999 by and between
               HealthTrust and LifePoint Hospitals (a)
10.9       --  Lease Agreement dated as of November 22, 1999 by and between
               LifePoint Hospitals and W. Fred Williams, Trustee for the
               Benefit of Highwoods/Tennessee Holdings, L.P. (d)
10.10      --  LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (a)
10.11      --  LifePoint Hospitals, Inc. Executive Stock Purchase Plan (a)
10.12      --  Form of Share Purchase Loan and Note Agreement between
               LifePoint Hospitals and certain executive officers in
               connection with purchases of Common Stock pursuant to the
               Executive Stock Purchase Plan (d)
10.13      --  LifePoint Hospitals, Inc. Management Stock Purchase Plan (a)
10.14      --  LifePoint Hospitals, Inc. Outside Directors Stock and
               Incentive Compensation Plan (a)
10.15      --  Credit Agreement dated as of May 11, 1999 among HealthTrust,
               Inc. -- The Hospital Company, as Borrower, the several
               lenders from time to time party thereto, Fleet National Bank as arranger and administrative agent, ScotiaBanc, Inc. as
               documentation agent and co-arranger, Deutsche Bank
               Securities, Inc. as syndication agent and co-arranger, and
               SunTrust Bank, Nashville, N.A. as co-agent (a)
10.16      --  Amendment to Credit Agreement dated as of December 31, 1999 among LifePoint Holdings, as Borrower, the several lenders which are parties to the Credit Agreement, Fleet National
               Bank as arranger and administrative agent, ScotiaBanc, Inc.
               as documentation agent and co-arranger, Deutsche Bank
               Securities, Inc. as syndication agent and co-arranger, and
               SunTrust Bank, Nashville, N.A. as co-agent (b)
10.17      --  Second Amendment to Credit Agreement dated as of May 23,
               2000 among LifePoint Hospitals Holdings, Inc., as Borrower, the several lenders which are parties to the Credit
               Agreement, Fleet National Bank as arranger and
               administrative agent, ScotiaBank, Inc. as documentation
               agent and co-arranger, Deutsche Bank Securities Inc. as
               syndication agent and co-arranger, and SunTrust Bank,
               Nashville, N.A. as co-agent (e)
10.18      --  Assumption Agreement dated as of May 11, 1999 by and between
               Fleet National Bank and LifePoint Hospitals (a)
10.19      --  Assumption Agreement dated as of May 11, 1999 by and between
               Fleet National Bank and LifePoint Holdings (a)
10.20      --  Employment Agreement of James M. Fleetwood, Jr.
10.21      --  Corporate Integrity Agreement dated as of December 21, 2000 by and between the Office of the Inspector General of the
               Department of Health and Human Services and LifePoint
               Hospitals
21.1       --  List of the Subsidiaries of LifePoint Hospitals
21.2       --  List of the Subsidiaries of LifePoint Holdings
23.1       --  Consent of Ernst & Young LLP

---------------

(a) Incorporated by reference from exhibits to LifePoint Hospitals' Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-29818.

(b) Incorporated by reference from exhibits to LifePoint Holdings' Annual Report on Form 10-K for the year ended December 31, 1999, File No. 333-84755.

(c) Incorporated by reference from exhibits to LifePoint Hospitals' Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File No. 0-29818.

(d) Incorporated by reference from exhibits to LifePoint Hospitals' Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-29818.

(e) Incorporated by reference from exhibits to LifePoint Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 333-84755.

                 MANAGEMENT COMPENSATION PLANS AND ARRANGEMENTS

     The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-K:

          1. LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (filed as
     Exhibit 10.10)

          2. LifePoint Hospitals, Inc. Executive Stock Purchase Plan (filed as
     Exhibit 10.11)

          3. Form of Share Purchase Loan and Note Agreement between LifePoint Hospitals and certain executive officers in connection with purchases of Common Stock pursuant to the Executive Stock Purchase Plan (filed as
     Exhibit 10.12)

          4. LifePoint Hospitals, Inc. Management Stock Purchase Plan (filed as
     Exhibit 10.13)

          5. LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (filed as Exhibit 10.14)

          6. Employment Agreement of James M. Fleetwood, Jr. (filed as Exhibit 10.20)

     (b) Reports on Form 8-K

     On October 5, 2000, we filed a Current Report on Form 8-K pursuant to Item 5 to report the execution of a definitive agreement to sell the assets of Springhill Medical Center. On October 19, 2000, we filed a Current Report on Form 8-K pursuant to Item 5 to provide information about the release of our third quarter earnings and the related conference call.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on March 13, 2001.

                                          LifePoint Hospitals, Inc.

                                          By:  /s/ JAMES M. FLEETWOOD, JR.
                                            ------------------------------------
                                                  James M. Fleetwood, Jr.
                                             Chairman, Chief Executive Officer
                                                Chief Operating Officer and
                                                          President

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

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

             /s/ JAMES M. FLEETWOOD, JR.               Chairman, Chief Executive        March 13, 2001
-----------------------------------------------------    Officer, Chief Operating
               James M. Fleetwood, Jr.                   Officer and President
                                                         (Principal Executive Officer)

               /s/ KENNETH C. DONAHEY                  Senior Vice President and Chief  March 13, 2001
-----------------------------------------------------    Financial Officer (Principal
                 Kenneth C. Donahey                      Financial and Accounting
                                                         Officer)

               /s/ RICKI TIGERT HELFER                 Director                         March 13, 2001
-----------------------------------------------------
                 Ricki Tigert Helfer

           /s/ JOHN E. MAUPIN, JR., D.D.S              Director                         March 13, 2001
-----------------------------------------------------
             John E. Maupin, Jr., D.D.S

                /s/ DEWITT EZELL, JR.                  Director                         March 13, 2001
-----------------------------------------------------
                  DeWitt Ezell, Jr.

                /s/ WILLIAM V. LAPHAM                  Director                         March 13, 2001
-----------------------------------------------------
                  William V. Lapham

                /s/ RICHARD H. EVANS                   Director                         March 13, 2001
-----------------------------------------------------
                  Richard H. Evans

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on March 13, 2001.

                                          LifePoint Hospitals Holdings, Inc.

                                          By:  /s/ JAMES M. FLEETWOOD, JR.
                                            ------------------------------------
                                                  James M. Fleetwood, Jr.
                                             Chairman, Chief Executive Officer
                                                Chief Operating Officer and
                                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

             /s/ JAMES M. FLEETWOOD, JR.               Chairman, Chief Executive        March 13, 2001
-----------------------------------------------------    Officer, Chief Operating
               James M. Fleetwood, Jr.                   Officer and President
                                                         (Principal Executive Officer)

               /s/ KENNETH C. DONAHEY                  Director, Senior Vice President  March 13, 2001
-----------------------------------------------------    and Chief Financial Officer
                 Kenneth C. Donahey                      (Principal Financial and
                                                         Accounting Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Auditors..............................  F-2

Consolidated Statements of Operations -- for the years ended
  December 31, 1998, 1999 and 2000..........................  F-3

Consolidated Balance Sheets -- December 31, 1999 and 2000...  F-4

Consolidated Statements of Cash Flows -- for the years ended
  December 31, 1998, 1999 and 2000..........................  F-5

Consolidated Statements of Stockholders' Equity -- for the
  years ended December 31, 1998, 1999 and 2000..............  F-6

Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
LifePoint Hospitals, Inc.

     We have audited the accompanying consolidated balance sheets of LifePoint Hospitals, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the management of LifePoint Hospitals, Inc. (the "Company"). Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Hospitals, Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ Ernst & Young LLP

Nashville, Tennessee
January 29, 2001

                           LIFEPOINT HOSPITALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               1998      1999       2000
                                                              ------    ------     ------
Revenues....................................................  $498.4    $515.2     $557.1
Salaries and benefits.......................................   220.8     217.4      224.2
Supplies....................................................    62.0      64.2       67.0
Other operating expenses....................................   117.2     117.3      118.1
Provision for doubtful accounts.............................    41.6      38.2       42.0
Depreciation and amortization...............................    28.3      31.4       34.1
Interest expense............................................    19.1      23.4       30.7
Management fees.............................................     8.9       3.2         --
ESOP expense................................................      --       2.9        7.1
Impairment of long-lived assets.............................    26.1      25.4       (1.4)
                                                              ------    ------     ------
                                                               524.0     523.4      521.8
                                                              ------    ------     ------
Income (loss) from continuing operations before minority
  interests and income taxes................................   (25.6)     (8.2)      35.3
Minority interests in earnings of consolidated entities.....     1.9       1.9        2.2
                                                              ------    ------     ------
Income (loss) from continuing operations before income
  taxes.....................................................   (27.5)    (10.1)      33.1
Provision (benefit) for income taxes........................    (9.8)     (2.7)      15.2
                                                              ------    ------     ------
Income (loss) from continuing operations....................   (17.7)     (7.4)      17.9
Discontinued operations:
  Loss from operations, net of income tax benefit of $2.6...    (4.1)       --         --
                                                              ------    ------     ------
     Net income (loss)......................................  $(21.8)   $ (7.4)    $ 17.9
                                                              ======    ======     ======
Basic earnings (loss) per share (see Note 14):
  Income (loss) from continuing operations..................  $(0.59)   $(0.24)    $ 0.57
  Loss from discontinued operations.........................   (0.14)       --         --
                                                              ------    ------     ------
     Net income (loss)......................................  $(0.73)   $(0.24)    $ 0.57
                                                              ======    ======     ======
Diluted earnings (loss) per share (see Note 14):
  Income (loss) from continuing operations..................  $(0.59)   $(0.24)    $ 0.54
  Loss from discontinued operations.........................   (0.14)       --         --
                                                              ------    ------     ------
     Net income (loss)......................................  $(0.73)   $(0.24)    $ 0.54
                                                              ======    ======     ======

   The accompanying notes are an integral part of the consolidated financial statements.

                           LIFEPOINT HOSPITALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               1999        2000
                                                              -------     -------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  12.5     $  39.7
  Accounts receivable, less allowances for doubtful accounts of $50.3 and $52.3 at December 31, 1999 and 2000,
     respectively...........................................     46.7        41.7
  Inventories...............................................     14.3        13.9
  Deferred taxes and other current assets...................     25.9        22.2
                                                              -------     -------
                                                                 99.4       117.5
Property and equipment:
  Land......................................................      7.9         8.7
  Buildings and improvements................................    204.1       236.9
  Equipment.................................................    260.6       244.9
  Construction in progress (estimated cost to complete and
     equip after December 31, 2000 -- $12.0)................     20.2         9.4
                                                              -------     -------
                                                                492.8       499.9
Accumulated depreciation....................................   (198.4)     (183.4)
                                                              -------     -------
                                                                294.4       316.5
Intangible assets, net......................................     26.4        53.8
Other.......................................................      0.2         0.2
                                                              -------     -------
                                                              $ 420.4     $ 488.0
                                                              =======     =======
                   LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable..........................................  $  26.5     $  16.1
  Accrued salaries..........................................     14.7        13.8
  Other current liabilities.................................     12.9        11.1
  Current maturities of long-term debt......................      3.1        11.1
                                                              -------     -------
                                                                 57.2        52.1
Long-term debt..............................................    257.1       278.3
Deferred taxes..............................................     12.5        15.2
Professional liability risks and other liabilities..........      3.4         9.4
Minority interests in equity of consolidated entities.......      4.5         4.6
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized; no shares issued...........................       --          --
  Common stock, $.01 par value; 90,000,000 shares
     authorized; 33,701,208
  shares and 34,709,504 shares issued and outstanding at
  December 31, 1999 and 2000, respectively..................      0.3         0.3
  Capital in excess of par value............................    137.9       156.5
  Unearned ESOP compensation................................    (28.9)      (25.7)
  Notes receivable for shares sold to employees.............    (10.2)       (7.2)
  Retained earnings (accumulated deficit)...................    (13.4)        4.5
                                                              -------     -------
                                                                 85.7       128.4
                                                              -------     -------
                                                              $ 420.4     $ 488.0
                                                              =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           LIFEPOINT HOSPITALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                             (DOLLARS IN MILLIONS)

                                                               1998      1999      2000
                                                              ------    ------    ------
Cash flows from operating activities:
  Net income (loss).........................................  $(21.8)   $ (7.4)   $ 17.9
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       ESOP expense.........................................      --       2.9       7.1
       Provision for doubtful accounts......................    41.6      38.2      42.0
       Depreciation and amortization........................    28.3      31.4      34.1
       Minority interests in earnings of consolidated
          entities..........................................     1.9       1.9       2.2
       Deferred income taxes (benefit)......................   (12.4)    (13.8)     13.6
       Loss (gain) on impairment of long-lived assets.......    26.1      25.4      (1.4)
       Loss from discontinued operations....................     4.1        --        --
       Reserve for professional liability risk..............      --       3.4       5.4
       Increase (decrease) in cash from operating assets and
          liabilities, net of effects from acquisitions and
          divestitures:
          Accounts receivable...............................   (21.3)    (29.8)    (32.8)
          Inventories and other assets......................     0.2      (1.1)     (1.7)
          Accounts payable and accrued expenses.............     0.9       7.1     (11.4)
          Income taxes payable..............................      --      (0.3)      6.2
       Other................................................    (0.1)      1.4       2.2
                                                              ------    ------    ------
          Net cash provided by operating activities.........    47.5      59.3      83.4
Cash flows from investing activities:
  Purchases of property and equipment, net..................   (29.3)    (64.8)    (31.4)
  Purchases of facilities...................................      --        --     (82.4)
  Proceeds from sale of facilities..........................      --        --      24.3
  Other.....................................................    (2.2)     (4.0)     (2.3)
                                                              ------    ------    ------
          Net cash used in investing activities.............   (31.5)    (68.8)    (91.8)
Cash flows from financing activities:
  Borrowings under bank debt................................      --        --      35.0
  Repayments of bank debt...................................      --        --      (5.7)
  Proceeds from exercise of stock options...................      --        --       7.2
  (Decrease) increase in intercompany balances with HCA,
     net....................................................   (14.9)     22.4        --
  Other.....................................................    (1.1)     (0.4)     (0.9)
                                                              ------    ------    ------
          Net cash (used in) provided by financing
            activities......................................   (16.0)     22.0      35.6
                                                              ------    ------    ------
Change in cash and cash equivalents.........................      --      12.5      27.2
Cash and cash equivalents at beginning of year..............      --        --      12.5
                                                              ------    ------    ------
Cash and cash equivalents at end of year....................  $   --    $ 12.5    $ 39.7
                                                              ======    ======    ======
Supplemental disclosure of cash flow information:
  Interest payments.........................................  $ 19.1    $ 21.2    $ 29.4
  Income taxes paid (received), net.........................  $   --    $ 15.4    $ (4.4)
Supplemental non-cash financing activities:
  Assumption of debt from HCA...............................  $   --    $260.0    $   --
  Elimination of intercompany amounts payable to HCA........  $   --    $224.9    $   --

   The accompanying notes are an integral part of the consolidated financial statements.

                           LIFEPOINT HOSPITALS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                        (DOLLARS AND SHARES IN MILLIONS)

                                                                                                NOTES
                                                   CAPITAL                                    RECEIVABLE
                                                     IN         RETAINED                         FOR
                                 COMMON STOCK     EXCESS OF     EARNINGS        EQUITY,         SHARES       UNEARNED
                                ---------------      PAR      (ACCUMULATED    INVESTMENTS      SOLD TO         ESOP
                                SHARES   AMOUNT     VALUE       DEFICIT)         BY HCA       EMPLOYEES    COMPENSATION    TOTAL
                                ------   ------   ---------   ------------   --------------   ----------   ------------   -------
Balance at December 31,
  1997........................            $        $             $              $ 140.5         $             $           $ 140.5
  Net loss....................                                                    (21.8)                                    (21.8)
                                 ----     ----     -------       ------         -------         ------        ------      -------
Balance at December 31,
  1998........................                                                    118.7                                     118.7
  Net income before
    spin-off..................                                                      6.0                                       6.0
  Stock issued in connection
    with:
    Executive Stock Purchase
      Plan....................    1.0                 10.2                                       (10.2)                        --
    Employee Stock Ownership
      Plan....................    2.8                 32.1                                                     (32.1)          --
    Issuance of stock
      options.................                         1.6                                                                    1.6
  ESOP compensation earned....                        (0.3)                                                      3.2          2.9
  Assumption of debt from
    HCA.......................                      (260.0)                                                                (260.0)
  Elimination of intercompany
    debt to HCA...............                       229.9                                                                  229.9
  Spin-off capitalization.....   29.9      0.3       124.4                       (124.7)                                       --
  Net loss after spin-off.....                                    (13.4)                                                    (13.4)
                                 ----     ----     -------       ------         -------         ------        ------      -------
Balance at December 31,
  1999........................   33.7      0.3       137.9        (13.4)             --          (10.2)        (28.9)        85.7
  Net income..................                                     17.9                                                      17.9
  ESOP compensation earned....                         3.9                                                       3.2          7.1
  Exercise of stock options,
    including tax benefits and
    other.....................    1.0                 17.1                                                                   17.1
  Stock issued in connection
    with Management Stock
    Purchase Plan.............                         0.7                                                                    0.7
  Payment on Executive Stock
    Purchase Plan.............                        (3.1)                                        3.0                       (0.1)
                                 ----     ----     -------       ------         -------         ------        ------      -------
Balance at December 31,
  2000........................   34.7     $0.3     $ 156.5       $  4.5         $    --         $ (7.2)       $(25.7)     $ 128.4
                                 ====     ====     =======       ======         =======         ======        ======      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           LIFEPOINT HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

NOTE 1 -- ORGANIZATION AND ACCOUNTING POLICIES

  Organization

     On May 11, 1999, HCA -- The Healthcare Company ("HCA") completed the spin-off of its operations comprising the America Group to its stockholders by distributing all outstanding shares of LifePoint Hospitals, Inc. (the "Distribution"). LifePoint Hospitals, Inc., together with its subsidiaries, as appropriate, is hereinafter referred to as the "Company." A description of the Distribution and certain transactions with HCA is included in Note 2.

     At December 31, 2000, the Company was comprised of 20 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Kansas, Kentucky, Tennessee, Utah and Wyoming.

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

  Equity

     Equity for periods prior to the Distribution represents the net investment in the Company by HCA. It includes Common Stock, additional paid-in-capital and net earnings.

  Revenues

     The Company's health care facilities have entered into agreements with third-party payers, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

     Revenues are recorded at estimated amounts due from patients and third-party payers for the health care services provided. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. The net adjustments to estimated settlements resulted in increases to revenues of $1.2 million, $0.7 million and $3.2 million for the years ended December 31, 1998, 1999 and 2000, respectively. Management believes that adequate provisions have been made for adjustments that may

                           LIFEPOINT HOSPITALS, INC.

result from final determination of amounts earned under these programs. HCA retains sole responsibility for, and will be entitled to, any Medicare, Medicaid or cost-based Blue Cross settlements relating to cost reporting periods ending on or prior to the Distribution. The net settlement payable estimated as of December 31, 1999 and 2000 and included in accounts receivable in the accompanying balance sheets approximated $5.1 million and $13.5 million, respectively.

     Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company's financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

     The Company provides care without charge to patients who are financially unable to pay for the health care services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues.

     The Company's revenue is particularly sensitive to regulatory and economic changes in the states of Kentucky and Tennessee. As of December 31, 2000, the Company operated 20 hospitals with six located in the Commonwealth of Kentucky and six located in the State of Tennessee. Based on those 20 hospitals, the Company generated 38.8% of its revenue from its Kentucky hospitals and 20.7% from its Tennessee hospitals for the year ended December 31, 2000.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

  Accounts Receivable

     The Company receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 1998, 1999 and 2000, approximately 48.9%, 47.4% and 47.0%, respectively, of the Company's revenues related to patients participating in the Medicare and Medicaid programs. Management recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. Management does not believe that there are any other significant concentrations of revenues from any particular payer that would subject it to any significant credit risks in the collection of its accounts receivable.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  Long-Lived Assets

  (a) Property and Equipment

     Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized.

                           LIFEPOINT HOSPITALS, INC.

     Depreciation expense, computed using the straight-line method, was $27.1 million, $30.6 million and $32.8 million for the years ended December 31, 1998, 1999 and 2000, respectively. Buildings and improvements are depreciated over estimated useful lives ranging generally from 10 to 40 years. Estimated useful lives of equipment vary generally from 3 to 10 years.

  (b) Intangible Assets

     Intangible assets consist primarily of costs in excess of the fair value of identifiable net assets of acquired entities and are amortized using the straight-line method, generally over periods ranging from 30 to 40 years for hospital acquisitions.

     When events, circumstances and operating results indicate that the carrying values of certain long-lived assets and the related identifiable intangible assets might be impaired, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluations of each asset that include quantitative analyses of net revenue and cash flows, reviews of recent sales of similar assets and market responses based upon discussions with and offers received from potential buyers.

     Deferred loan costs are included in intangible assets on the balance sheet and are amortized over the term of the related debt. In connection with the Distribution, the Company recorded $10.7 million and $0.8 million of deferred loan costs during the years ended December 31, 1999 and 2000, respectively.

     The following is a summary of intangible assets at December 31, (in millions):

                                                              1999      2000
                                                              -----     -----
Cost in excess of net assets acquired.......................  $24.3     $53.6
Deferred loan costs.........................................   10.7      11.5
                                                              -----     -----
                                                               35.0      65.1
Less accumulated amortization...............................   (8.6)    (11.3)
                                                              -----     -----
          Total intangible assets...........................  $26.4     $53.8
                                                              =====     =====

  Income Taxes

     For the periods prior to the Distribution, HCA filed consolidated federal and state income tax returns which included all of its eligible subsidiaries, including the Company. The provisions for income taxes (benefits) in the consolidated statements of operations for periods prior to the Distribution were computed on a separate return basis (i.e., assuming the Company had not been included in a consolidated income tax return with HCA). All income tax payments for these periods were made by the Company through HCA.

  Professional and General Liability Risks

     The Company is primarily self-insured for its professional and general liability risks. The reserve for professional and general liability risks was $3.4 million and $8.9 million at December 31, 1999 and 2000, respectively. The reserves for self-insured professional and general liability losses and loss adjustment expenses are based on actuarially projected estimates discounted to their present value using a rate of 6.0%.

     The cost of self-insurance for the years ended December 31, 1998, 1999 and 2000 was approximately $6.8 million, $7.1 million and $7.6 million, respectively.

                           LIFEPOINT HOSPITALS, INC.

  Management Fees

     For the year ended December 31, 1998 and for the period prior to the Distribution in 1999, HCA incurred various corporate general and administrative expenses. These corporate overhead expenses were allocated to the Company based on net revenues. In the opinion of management, this allocation method was reasonable.

  Stock Based Compensation

     The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company recognizes no compensation expense for grants when the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

  Earnings Per Share

     Earnings per share ("EPS") is based on the weighted average number of common shares outstanding and dilutive stock options, adjusted for the shares issued to the ESOP. As the ESOP shares are committed to be released, the shares become outstanding for earnings per share calculations.

  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. Management does not anticipate that the adoption of the new statement will have a material effect on the financial condition or the results of operations of the Company.

NOTE 2 -- THE DISTRIBUTION AND TRANSACTIONS WITH HCA

     As a result of the Distribution, the Company became an independent, publicly-traded company. Owners of HCA Common Stock received one share of the Company's Common Stock for every 19 shares of HCA Common Stock held which resulted in approximately 29.9 million shares of the Company's Common Stock outstanding immediately after the Distribution. After the Distribution, HCA had no ownership in the Company. Immediately after the Distribution, however, certain HCA benefit plans received shares of the Company on behalf of HCA employees.

     In connection with the Distribution, all intercompany amounts payable by the Company to HCA were eliminated and the Company assumed certain indebtedness from HCA (see Note 8). In addition, the Company entered into various agreements with HCA which are intended to facilitate orderly changes for both companies in a way which would be minimally disruptive to each entity. These agreements provide certain indemnities to the parties (see Note 3), and provide for the allocation of tax and other assets, liabilities, and obligations arising from periods prior to the Distribution.

     In connection with the Distribution, HCA received a ruling from the Internal Revenue Service (the "IRS") to the effect, among other things, that the Distribution would qualify as a tax-free transaction under Section 355 of the Internal Revenue Code of 1986, as amended. Such a ruling, while generally binding upon the IRS, is subject to certain factual representations and assumptions provided by HCA. The Company has agreed to certain restrictions on its future actions to provide further assurances that the Distribution will qualify as tax-free. Restrictions include, among other things, limitations on the liquidation, merger or consolidation with another company, certain issuances and redemptions of the Company's Common Stock and the sale or other disposition of assets. If the Company fails to abide by such restrictions and, as a result, the Distribution fails to qualify as a tax-free transaction, the Company will be

                           LIFEPOINT HOSPITALS, INC.

obligated to indemnify HCA for any resulting liability, which could have a material adverse effect on the Company's financial position and results of operations.

NOTE 3 -- HCA INVESTIGATIONS, LITIGATION AND INDEMNIFICATION RIGHTS

     HCA has been the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payer actions and general liability claims. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, prior to the Company's formation as an independent company, owned the facilities the Company now owns.

     On December 14, 2000, HCA announced that it signed an agreement with the Department of Justice and four U.S. attorneys' offices resolving all pending federal criminal issues in the government's investigation. HCA also announced at this time that it signed a civil settlement agreement with the Department of Justice resolving civil false claims issues related to DRG coding, outpatient laboratory and home health. The criminal agreement has been accepted by the federal district courts. The civil settlement agreement is conditioned on court approval of the settlement, which HCA expects to receive in the first quarter of 2001. These agreements relate only to conduct that was the subject of the federal investigations resolved in the agreements, and HCA has stated publicly that it continues to discuss civil claims relating to cost reporting and physician relations with the government.

     Based on our review of documents filed by HCA with the Securities and Exchange Commission, these agreements with the government also resolve many, but not all, qui tam actions filed by private parties against HCA. In addition, representatives of state attorneys general have agreed to recommend to state officials that HCA be released from criminal and civil liability related to the matters covered by the settlement agreements.

     HCA agreed to indemnify the Company for any losses, other than consequential damages, arising from the pending governmental investigations of HCA's business practices prior to the date of the distribution and losses arising from legal proceedings, present or future, related to the investigation or actions engaged in prior to the distribution that relate to the investigation. However, the Company could be held responsible for any claims that are not covered by the agreements reached with the federal government or for which HCA is not required to, or fails to, indemnify the Company. The Company may also be affected by the initiation of additional investigations or claims against HCA in the future, if any, and the related media coverage.

NOTE 4 -- IMPACT OF ACQUISITIONS AND DIVESTITURES

  Acquisitions

     Effective July 1, 2000, the Company acquired Lander Valley Medical Center in Lander, Wyoming for a purchase price of $33.0 million. Cost in excess of net assets acquired totaled $9.5 million and is being amortized over 40 years.

     In June 2000, the Company acquired Putnam Community Medical Center in Palatka, Florida for approximately $49.4 million. Cost in excess of net assets acquired totaled $20.6 million and is being amortized over 40 years.

     The foregoing acquisitions were accounted for using the purchase method of accounting. The purchase prices of these transactions were allocated to the assets acquired and liabilities assumed based upon their

                           LIFEPOINT HOSPITALS, INC.

respective fair values. The following table summarizes the allocation of the aggregate purchase price of the acquisitions for the year ended December 31, 2000 (in millions):

Net cash used for acquisitions..............................  $ 82.4
Fair value of assets acquired...............................   (55.0)
Liabilities assumed.........................................     2.7
                                                              ------
Cost in excess of net assets acquired.......................  $ 30.1
                                                              ======

  Divestitures

     Effective November 17, 2000, the Company sold Springhill Medical Center in Springhill, Louisiana for approximately $5.7 million. The proceeds were deposited in a Starker Trust for future capital reinvestment and are reflected in "Deferred taxes and other current assets" on the accompanying consolidated balance sheets.

     Effective September 1, 2000, the Company sold Barrow Medical Center in Winder, Georgia for approximately $2.2 million.

     Effective August 1, 2000, the Company sold Riverview Medical Center in Gonzales, Louisiana for approximately $20.7 million. The proceeds from the transaction and the Company's available cash were used to pay down existing borrowings under the Company's revolving credit facility.

     Effective April 1, 2000, the Company sold Halstead Hospital in Halstead, Kansas and effective February 1, 2000, the Company sold Trinity Hospital in Erin, Tennessee.

     Halstead Hospital, Trinity Hospital, and Barrow Medical Center were the three hospitals previously held for sale by the Company. The Company recorded an impairment of long-lived assets related to the hospitals held for sale in 1998 and an additional impairment in 1999.

     During 2000, the Company recorded a $1.4 million pre-tax gain related to the favorable settlement on the sale of a facility that was previously held for sale. The gain is included in the accompanying consolidated statements of operations as impairment of long-lived assets.

     The operating results of the acquisitions and divestitures have been consolidated in the accompanying consolidated statements of operations for the periods subsequent to acquisition and for the periods prior to sale, respectively.

  Pro forma Results of Operations

     The following unaudited pro forma results of operations give effect to the operations of the hospitals acquired and sold during the year ended December 31, 2000 as if the respective transactions had occurred at the beginning of the periods presented (in millions, except per share data):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1999       2000
                                                              ------     ------
Revenues....................................................  $513.2     $557.0
                                                              ======     ======
Net income..................................................  $ 15.3     $ 19.4
                                                              ======     ======
Earnings per share:
  Basic.....................................................  $ 0.50     $ 0.61
                                                              ======     ======
  Diluted...................................................  $ 0.50     $ 0.59
                                                              ======     ======

                           LIFEPOINT HOSPITALS, INC.

     The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

NOTE 5 -- INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 1998, 1999 and 2000 consists of the following (dollars in millions):

                                                          1998       1999       2000
                                                          -----     ------     ------
Current:
  Federal...............................................  $ 2.6     $  9.6     $   --
  State.................................................     --        1.5        1.6
                                                          -----     ------     ------
                                                            2.6       11.1        1.6
Deferred:
  Federal...............................................  (10.5)     (13.3)      13.5
  State.................................................   (1.9)      (1.6)      (0.1)
                                                          -----     ------     ------
                                                          (12.4)     (14.9)      13.4
Increase in Valuation Allowance.........................     --        1.1        0.2
                                                          -----     ------     ------
          Total.........................................  $(9.8)    $ (2.7)    $ 15.2
                                                          =====     ======     ======

     The net change in the total valuation allowance for the years ended December 31, 1999 and 2000 was an increase of $1.1 million and $0.2 million, respectively. The increases are primarily as a result of state net operating loss carryforwards that management believes may not be fully utilized because of the uncertainty regarding the Company's ability to generate taxable income in certain states. Various subsidiaries have state net operating loss carryforwards of approximately $26.2 million with expiration dates through the year 2020.

     The Company generated a federal net operating loss of approximately $8.4 million for the year ended December 31, 2000 which will expire in the year 2020.

     A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate on income (loss) from continuing operations before income taxes for the years ended December 31, 1998, 1999 and 2000 follows:

                                                              1998     1999      2000
                                                              ----     -----     ----
Federal statutory rate......................................  35.0%     35.0%    35.0%
State income taxes, net of federal income tax benefit.......   3.9      10.6      2.6
ESOP........................................................    --        --      4.4
Non-deductible intangible assets............................  (2.6)     (3.0)     1.3
Valuation allowance.........................................    --     (10.8)     0.9
Other items, net............................................  (0.7)     (5.1)     1.9
                                                              ----     -----     ----
Effective income tax rate...................................  35.6%     26.7%    46.1%
                                                              ====     =====     ====

                           LIFEPOINT HOSPITALS, INC.

     Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows (dollars in millions):

                                                               1999       2000
                                                              ------     ------
Deferred tax liabilities:
  Depreciation and fixed asset basis differences............  $(18.4)    $(21.7)
  Other.....................................................    (0.6)      (1.9)
                                                              ------     ------
          Total deferred tax liabilities....................   (19.0)     (23.6)
                                                              ------     ------
Deferred tax assets:
  Provision for doubtful accounts...........................    14.3        6.0
  Employee compensation.....................................     5.9        3.0
  Professional liability....................................     1.3        3.8
  Other.....................................................     5.5        5.4
                                                              ------     ------
          Total deferred tax assets.........................    27.0       18.2
Valuation allowance.........................................    (1.1)      (1.3)
                                                              ------     ------
     Net deferred tax assets................................    25.9       16.9
                                                              ------     ------
     Net deferred tax assets (liabilities)..................  $  6.9     $ (6.7)
                                                              ======     ======

     The balance sheet classification of deferred income tax assets (liabilities) is as follows (dollars in millions):

                                                               1999       2000
                                                              ------     ------
Current.....................................................  $ 19.4     $  8.5
Long-term...................................................   (12.5)     (15.2)
                                                              ------     ------
          Total.............................................  $  6.9     $ (6.7)
                                                              ======     ======

     HCA and the Company entered into a tax sharing and indemnification agreement. Under the agreement, HCA maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods prior to the Distribution. In addition, the agreement provides that HCA will generally be responsible for all taxes that are allocable to periods prior to the Distribution and HCA and the Company will each be responsible for its own tax liabilities for periods after the Distribution.

     The agreement does not have an impact on the realization of deferred tax assets or the payment of deferred tax liabilities of the Company except to the extent that the temporary differences give rise to such deferred tax assets and liabilities after the Distribution and are adjusted as a result of final tax settlements after the Distribution. In the event of such adjustments, the tax sharing and indemnification agreement provides for certain payments between HCA and the Company as appropriate.

NOTE 6 -- IMPAIRMENT OF LONG-LIVED ASSETS

     During the fourth quarter of 1998, the Company decided to sell three hospital facilities that were identified as not compatible with the Company's operating plans, based upon management's review of all facilities, and giving consideration to current and expected market conditions and the current and expected capital needs in each market. At December 31, 1998, the carrying value before the impairment charge of the long-lived assets related to these hospital facilities was approximately $47.2 million. The carrying value was reduced to fair value, based on estimates of selling values at that time, for a total non-cash charge of $24.8 million. During the fourth quarter of 1999, the Company recorded an additional non-cash charge of $25.4 million (comprised of $22.4 million in further impairment charges for these facilities and $3.0 million in anticipated selling/closing costs). The remaining carrying value of the long-lived assets

                           LIFEPOINT HOSPITALS, INC.

related to these hospital facilities of approximately $22.4 million was written down based on the revised selling values. The three hospital facilities held for sale were sold during the year ended December 31, 2000 (see Note 4). For the years ended December 31, 1998, 1999 and 2000, respectively, these divested facilities had net revenues of $48.0 million, $42.6 million and $14.4 million and a loss from continuing operations before income tax benefit and the asset impairment charges of approximately $2.9 million, $3.8 million and $2.3 million, respectively.

     During the third quarter of 2000, the Company recorded a $1.4 million pre-tax gain related to the favorable settlement on the sale of a facility that was previously held for sale. The gain is recorded in the accompanying consolidated statement of operations as an impairment of long-lived assets.

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

NOTE 7 -- DISCONTINUED OPERATIONS

     During 1998, the Company completed the divestiture of its home health businesses for amounts approximating their carrying value. The Company implemented plans to sell the home health businesses during 1997. The estimated loss on sale and operating results of the home health businesses are reflected as discontinued operations in the consolidated statement of operations.

     Revenues for the disposed home health businesses were approximately $18.9 million for the year ended December 31, 1998.

NOTE 8 -- LONG-TERM DEBT

     Long-term debt consists of the following (in millions):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999       2000
                                                              ------     ------
Bank Facilities.............................................  $110.0     $139.3
Senior Subordinated Notes...................................   150.0      150.0
Other debt..................................................     0.2        0.1
                                                              ------     ------
                                                               260.2      289.4
Less current maturities.....................................    (3.1)     (11.1)
                                                              ------     ------
                                                              $257.1     $278.3
                                                              ======     ======

                           LIFEPOINT HOSPITALS, INC.

     Maturities of long-term debt at December 31, 2000 are as follows (in millions):

2001........................................................  $ 11.1
2002........................................................    15.9
2003........................................................    15.9
2004........................................................    15.8
2005........................................................    80.7
Thereafter..................................................   150.0
                                                              ------
                                                              $289.4
                                                              ======

  Bank Credit Agreement

     On May 11, 1999, the Company assumed from HCA the obligations under a bank credit agreement (the "Credit Agreement") with a group of lenders with commitments aggregating $210 million. The Credit Agreement consists of a $60 million term loan facility, an $85 million term loan facility, and a $65 million revolving credit facility (collectively the "Bank Facilities").

     As of December 31, 2000, the $60 million term loan facility was drawn in full. The final payment under this term loan facility is due November 11, 2004.

     The $85 million term loan facility was drawn in full at the time of the Distribution. The final payment under this term loan is due November 11, 2005.

     The $65 million revolving credit facility is available for working capital and other general corporate purposes, and any outstanding amounts thereunder will be due and payable on November 11, 2004. No amounts were outstanding under this facility as of December 31, 2000.

     Repayments under the term loan facilities are due in quarterly installments with quarterly amortization based on annual amounts. Interest on the Bank Facilities is currently based on LIBOR plus 2.75% for the revolving credit facility and the $60 million term loan facility, and LIBOR plus 3.25% for the $85 million term loan facility. The weighted average interest rate on the Bank Facilities was approximately 9.7% at December 31, 2000. The Company also pays a commitment fee equal to 0.5% of the average daily amount available under the revolving credit facility.

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

  Senior Subordinated Notes

     On May 11, 1999, the Company assumed from HCA $150 million in Senior Subordinated Notes maturing on May 15, 2009 and bearing interest at 10.75%. In November 1999, in a registered exchange offer, the Company issued a like aggregate principal amount of notes in exchange for these notes (the "Notes"). Interest is payable semi-annually. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

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

     At December 31, 2000, all but one of the Subsidiary Guarantors were wholly owned and fully and unconditionally guaranteed the Notes. Separate financial statements and other disclosures of the wholly owned Subsidiary Guarantors are not presented because management believes that such separate financial statements and disclosures would not provide additional material information to investors.

     As of May 11, 1999, two of the Subsidiary Guarantors were not wholly owned, and the guarantees of such non-wholly owned entities were limited. During the fourth quarter of 1999, the Company acquired ownership of the remaining interest in one such Subsidiary Guarantor, and the limitations on the guarantee of such Subsidiary Guarantor, as well as the limitations on the guarantee of the remaining non-wholly owned Subsidiary Guarantor, were eliminated. Therefore, at December 31, 2000, only one of the Company's consolidating subsidiaries, Dodge City Healthcare Group, L.P., was not wholly owned, although all assets, liabilities, equity and earnings of this entity fully and unconditionally, jointly and severally guarantee the Notes. The Company owns approximately 70% of the partnership interests in this mostly owned Subsidiary Guarantor.

     Presented below is summarized condensed consolidating financial information for the Company and its subsidiaries as of and for the years ended December 31, 1999 and 2000 segregating the parent company, the issuer of the Notes (LifePoint Hospitals Holdings, Inc.), the combined wholly owned Subsidiary Guarantors, the mostly owned Subsidiary Guarantor and eliminations.

                           LIFEPOINT HOSPITALS, INC.

                           LIFEPOINT HOSPITALS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN MILLIONS)

                                                      WHOLLY OWNED   MOSTLY OWNED
                                          ISSUER OF    GUARANTOR      GUARANTOR                    CONSOLIDATED
                                 PARENT     NOTES     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                 ------   ---------   ------------   ------------   ------------   ------------
Revenues.......................  $  --     $   --        $482.5         $32.7          $  --          $515.2
Salaries and benefits..........     --         --         206.2          11.2             --           217.4
Supplies.......................     --         --          60.0           4.2             --            64.2
Other operating expenses.......    0.2         --         112.3           4.8             --           117.3
Provision for doubtful
  accounts.....................     --         --          35.4           2.8             --            38.2
Depreciation and
  amortization.................     --         --          29.7           1.7             --            31.4
Interest expense...............     --       17.7           5.1           0.6             --            23.4
Management fees................     --         --           2.5           0.7             --             3.2
ESOP expense...................     --         --           2.9            --             --             2.9
Equity in earnings of
  affiliates...................    7.3       (7.0)           --            --           (0.3)             --
Impairment of long-lived
  assets.......................     --         --          25.4            --             --            25.4
                                 -----     ------        ------         -----          -----          ------
                                   7.5       10.7         479.5          26.0           (0.3)          523.4
                                 -----     ------        ------         -----          -----          ------
Income (loss) before minority
  interests and income taxes...   (7.5)     (10.7)          3.0           6.7            0.3            (8.2)
Minority interests in earnings
  of consolidated entities.....     --        1.9            --            --             --             1.9
                                 -----     ------        ------         -----          -----          ------
Income (loss) before income
  taxes........................   (7.5)     (12.6)          3.0           6.7            0.3           (10.1)
Provision (benefit) for income
  taxes........................   (0.1)      (5.3)          2.7            --             --            (2.7)
                                 -----     ------        ------         -----          -----          ------
     Net income (loss).........  $(7.4)    $ (7.3)       $  0.3         $ 6.7          $ 0.3          $ (7.4)
                                 =====     ======        ======         =====          =====          ======

                           LIFEPOINT HOSPITALS, INC.

                           LIFEPOINT HOSPITALS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN MILLIONS)

                                                     WHOLLY OWNED   MOSTLY OWNED
                                         ISSUER OF    GUARANTOR      GUARANTOR                    CONSOLIDATED
                                PARENT     NOTES     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                ------   ---------   ------------   ------------   ------------   ------------
Revenues......................  $   --    $   --        $524.9         $32.2          $   --         $557.1
Salaries and benefits.........      --        --         213.9          10.3              --          224.2
Supplies......................      --        --          62.8           4.2              --           67.0
Other operating expenses......      --        --         113.1           5.0              --          118.1
Provision for doubtful
  accounts....................      --        --          39.4           2.6              --           42.0
Depreciation and
  amortization................      --        --          32.4           1.7              --           34.1
Interest expense..............      --      30.9          (0.5)          0.3              --           30.7
Management fees...............      --        --          (0.6)          0.6              --             --
ESOP expense..................      --        --           6.8           0.3              --            7.1
Impairment of long-lived
  assets......................      --        --          (1.4)           --              --           (1.4)
Equity in earnings of
  affiliates..................   (17.9)    (38.8)           --            --            56.7             --
                                ------    ------        ------         -----          ------         ------
                                 (17.9)     (7.9)        465.9          25.0            56.7          521.8
                                ------    ------        ------         -----          ------         ------
Income (loss) before minority
  interests and income
  taxes.......................    17.9       7.9          59.0           7.2           (56.7)          35.3
Minority interests in earnings
  of consolidated entities....      --       2.2            --            --              --            2.2
                                ------    ------        ------         -----          ------         ------
Income (loss) before income
  taxes.......................    17.9       5.7          59.0           7.2           (56.7)          33.1
Provision (benefit) for income
  taxes.......................      --     (12.2)         27.4            --              --           15.2
                                ------    ------        ------         -----          ------         ------
     Net income (loss)........  $ 17.9    $ 17.9        $ 31.6         $ 7.2          $(56.7)        $ 17.9
                                ======    ======        ======         =====          ======         ======

                           LIFEPOINT HOSPITALS, INC.

                           LIFEPOINT HOSPITALS, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999
                                 (IN MILLIONS)

                                                           WHOLLY OWNED   MOSTLY OWNED
                                               ISSUER OF    GUARANTOR      GUARANTOR                    CONSOLIDATED
                                      PARENT     NOTES     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                      ------   ---------   ------------   ------------   ------------   ------------
               ASSETS
Current assets:
  Cash and cash equivalents.........  $  --     $   --       $  12.5         $   --        $    --        $  12.5
  Accounts receivable, net..........     --         --          41.4            5.3             --           46.7
  Inventories.......................     --         --          13.1            1.2             --           14.3
  Deferred taxes and other current
    assets..........................     --         --          25.8            0.1             --           25.9
                                      -----     ------       -------         ------        -------        -------
                                         --         --          92.8            6.6             --           99.4
Property and equipment:
  Land..............................     --         --           7.6            0.3             --            7.9
  Buildings.........................     --         --         194.2            9.9             --          204.1
  Equipment.........................     --         --         250.3           10.3             --          260.6
  Construction in progress..........     --         --          20.2             --             --           20.2
                                      -----     ------       -------         ------        -------        -------
                                         --         --         472.3           20.5             --          492.8
Accumulated depreciation............     --         --        (187.2)         (11.2)            --         (198.4)
                                      -----     ------       -------         ------        -------        -------
                                         --         --         285.1            9.3             --          294.4
Net investment in and advances to
  subsidiaries......................   85.7      333.2            --             --         (418.9)            --
Intangible assets, net..............     --        9.8           6.1           10.5             --           26.4
Other...............................     --         --           0.2             --             --            0.2
                                      -----     ------       -------         ------        -------        -------
                                      $85.7     $343.0       $ 384.2         $ 26.4        $(418.9)       $ 420.4
                                      =====     ======       =======         ======        =======        =======
       LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable..................  $  --     $   --       $  25.9         $  0.6        $    --        $  26.5
  Accrued salaries..................     --         --          14.7             --             --           14.7
  Other current liabilities.........     --        2.5          10.1            0.3             --           12.9
  Current maturities of long-term
    debt............................     --        2.9           0.2             --             --            3.1
                                      -----     ------       -------         ------        -------        -------
                                         --        5.4          50.9            0.9             --           57.2

Intercompany balances to
  affiliates........................     --       (9.7)         (1.0)          10.7             --             --
Long-term debt......................     --      257.1            --             --             --          257.1
Deferred income taxes...............     --         --          12.5             --             --           12.5
Professional liability risks and
  other liabilities.................     --         --           3.4             --             --            3.4
Minority interests in equity of
  consolidated entities.............     --        4.5            --             --             --            4.5
Stockholders' equity................   85.7       85.7         318.4           14.8         (418.9)          85.7
                                      -----     ------       -------         ------        -------        -------
                                      $85.7     $343.0       $ 384.2         $ 26.4        $(418.9)       $ 420.4
                                      =====     ======       =======         ======        =======        =======

                           LIFEPOINT HOSPITALS, INC.

                           LIFEPOINT HOSPITALS, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000
                                 (IN MILLIONS)

                                                     WHOLLY OWNED   MOSTLY OWNED
                                         ISSUER OF    GUARANTOR      GUARANTOR                    CONSOLIDATED
                                PARENT     NOTES     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                ------   ---------   ------------   ------------   ------------   ------------
            ASSETS
Current assets:
  Cash and cash equivalents...  $   --    $   --       $  39.7         $   --        $    --        $  39.7
  Accounts receivable, net....      --        --          36.4            5.3             --           41.7
  Inventories.................      --        --          12.9            1.0             --           13.9
  Deferred taxes and other
     current assets...........      --        --          22.1            0.1             --           22.2
                                ------    ------       -------         ------        -------        -------
                                    --        --         111.1            6.4             --          117.5
Property and equipment:
  Land........................      --        --           8.4            0.3             --            8.7
  Buildings and
     improvements.............      --        --         227.0            9.9             --          236.9
  Equipment...................      --        --         234.4           10.5             --          244.9
  Construction in progress....      --        --           9.4             --             --            9.4
                                ------    ------       -------         ------        -------        -------
                                    --        --         479.2           20.7             --          499.9
Accumulated depreciation......      --        --        (170.9)         (12.5)            --         (183.4)
                                ------    ------       -------         ------        -------        -------
                                    --        --         308.3            8.2             --          316.5
Net investment in and advances
  to subsidiaries.............   128.4     401.5            --             --         (529.9)            --
Intangible assets, net........      --       9.1          34.5           10.2             --           53.8
Other.........................      --        --           0.2             --             --            0.2
                                ------    ------       -------         ------        -------        -------
                                $128.4    $410.6       $ 454.1         $ 24.8        $(529.9)       $ 488.0
                                ======    ======       =======         ======        =======        =======
    LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable............  $   --    $   --       $  15.6         $  0.5        $    --        $  16.1
  Accrued salaries............      --        --          13.8             --             --           13.8
  Other current liabilities...      --       2.6           8.2            0.3             --           11.1
  Current maturities of
     long-term debt...........      --      11.0           0.1             --             --           11.1
                                ------    ------       -------         ------        -------        -------
                                    --      13.6          37.7            0.8             --           52.1

Intercompany balances to
  affiliates..................      --     (14.3)          6.4            7.9             --             --
Long-term debt................      --     278.3            --             --             --          278.3
Deferred income taxes.........      --        --          15.2             --             --           15.2
Professional liability risks
  and other liabilities.......      --        --           9.4             --             --            9.4
Minority interests in equity
  of consolidated entities....      --       4.6            --             --             --            4.6
Stockholders' equity..........   128.4     128.4         385.4           16.1         (529.9)         128.4
                                ------    ------       -------         ------        -------        -------
                                $128.4    $410.6       $ 454.1         $ 24.8        $(529.9)       $ 488.0
                                ======    ======       =======         ======        =======        =======

                           LIFEPOINT HOSPITALS, INC.

                           LIFEPOINT HOSPITALS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN MILLIONS)

                                                                 WHOLLY
                                                                 OWNED       MOSTLY OWNED
                                                  ISSUER OF    GUARANTOR      GUARANTOR                    CONSOLIDATED
                                         PARENT     NOTES     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                         ------   ---------   ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)....................  $(7.4)     $(7.3)       $  0.3         $ 6.7          $  0.3         $ (7.4)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    ESOP expense.......................     --         --           2.9            --              --            2.9
    Equity in earnings of affiliates...    7.3       (7.0)           --            --            (0.3)            --
    Provision for doubtful accounts....     --         --          35.4           2.8              --           38.2
    Depreciation and amortization......     --         --          29.7           1.7              --           31.4
    Minority interests in earnings of
      consolidated entities............     --        1.9            --            --              --            1.9
    Deferred income taxes (benefit)....     --         --         (13.8)           --              --          (13.8)
    Impairment of long-lived assets....     --         --          25.4            --              --           25.4
    Reserve for professional liability
      risk.............................     --         --           3.4            --              --            3.4
    Increase (decrease) in cash from
      operating assets and liabilities:
         Accounts receivable...........     --         --         (27.5)         (2.3)             --          (29.8)
         Inventories and other current
           assets......................     --         --          (0.8)         (0.3)             --           (1.1)
         Accounts payable and accrued
           expenses....................     --       17.7         (10.3)         (0.3)             --            7.1
         Income taxes payable..........     --         --          (0.3)           --              --           (0.3)
    Other..............................    0.1        1.8          (0.5)           --              --            1.4
                                         -----      -----        ------         -----          ------         ------
         Net cash provided by operating
           activities..................     --        7.1          43.9           8.3              --           59.3
Cash flows from investing activities:
  Purchases of property and equipment,
    net................................     --         --         (63.6)         (1.2)             --          (64.8)
  Other................................     --         --          (4.0)           --              --           (4.0)
                                         -----      -----        ------         -----          ------         ------
         Net cash used in investing
           activities..................     --         --         (67.6)         (1.2)             --          (68.8)
Cash flows from financing activities:
  Distributions........................     --         --           6.0          (6.0)             --             --
    Increase (decrease) in intercompany
      balances with affiliates, net....     --       (7.1)          7.9          (0.8)             --             --
    Increase (decrease) in intercompany
      balances with HCA, net...........     --         --          22.4            --              --           22.4
    Other..............................     --         --          (0.1)         (0.3)             --           (0.4)
                                         -----      -----        ------         -----          ------         ------
         Net cash (used in) provided by
           financing activities........     --       (7.1)         36.2          (7.1)             --           22.0
                                         -----      -----        ------         -----          ------         ------
Change in cash and cash equivalents....     --         --          12.5            --              --           12.5
Cash and cash equivalents at beginning
  of period............................     --         --            --            --              --             --
                                         -----      -----        ------         -----          ------         ------
Cash and cash equivalents at end of
  period...............................  $  --      $  --        $ 12.5         $  --          $   --         $ 12.5
                                         =====      =====        ======         =====          ======         ======

                           LIFEPOINT HOSPITALS, INC.

                           LIFEPOINT HOSPITALS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN MILLIONS)

                                                                WHOLLY
                                                                OWNED       MOSTLY OWNED
                                                 ISSUER OF    GUARANTOR      GUARANTOR                    CONSOLIDATED
                                        PARENT     NOTES     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                        ------   ---------   ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)...................  $ 17.9    $ 17.9        $ 31.6          $7.2          $(56.7)        $ 17.9
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    ESOP expense......................      --        --           6.8           0.3              --            7.1
    Equity in earnings of
      affiliates......................   (17.9)    (38.8)           --            --            56.7             --
    Provision for doubtful accounts...      --        --          39.4           2.6              --           42.0
    Depreciation and amortization.....      --        --          32.4           1.7              --           34.1
    Minority interests in earnings of
      consolidated entities...........      --       2.2            --            --              --            2.2
    Deferred income taxes (benefit)...      --        --          13.6            --              --           13.6
    Gain on impairment of long-lived
      assets..........................      --        --          (1.4)           --              --           (1.4)
    Reserve for professional liability
      risk............................      --        --           5.4            --              --            5.4
    Increase (decrease) in cash from
      operating assets and
      liabilities, net of effects from
      acquisitions and divestitures:
         Accounts receivable..........      --        --         (30.2)         (2.6)             --          (32.8)
         Inventories and other current
           assets.....................      --        --          (1.9)          0.2              --           (1.7)
         Accounts payable and accrued
           expenses...................      --       0.1         (11.4)         (0.1)             --          (11.4)
         Income taxes payable.........      --        --           6.2            --              --            6.2
    Other.............................      --       0.5           1.7            --              --            2.2
                                        ------    ------        ------          ----          ------         ------
         Net cash (used in) provided
           by operating activities....      --     (18.1)         92.2           9.3              --           83.4
Cash flows from investing activities:
  Purchases of property and equipment,
    net...............................      --        --         (31.1)         (0.3)             --          (31.4)
  Purchases of facilities.............      --        --         (82.4)           --              --          (82.4)
  Proceeds from sale of facilities....      --        --          24.3            --              --           24.3
  Other...............................      --      (2.0)         (0.3)           --              --           (2.3)
                                        ------    ------        ------          ----          ------         ------
         Net cash used in investing
           activities.................      --      (2.0)        (89.5)         (0.3)             --          (91.8)
Cash flows from financing activities:
  Borrowings under bank debt..........      --      35.0            --            --              --           35.0
  Repayments of bank debt.............      --      (5.7)           --            --              --           (5.7)
  Distributions.......................      --        --           6.6          (6.6)             --             --
  Proceeds from exercise of stock
    options...........................      --        --           7.2            --              --            7.2
  Increase (decrease) in intercompany
    balances with affiliates, net.....      --      (8.3)         10.7          (2.4)             --             --
  Other...............................      --      (0.9)           --            --              --           (0.9)
                                        ------    ------        ------          ----          ------         ------
         Net cash provided by (used
           in) financing activities...      --      20.1          24.5          (9.0)             --           35.6
                                        ------    ------        ------          ----          ------         ------
Change in cash and cash equivalents...      --        --          27.2            --              --           27.2
Cash and cash equivalents at beginning
  of period...........................      --        --          12.5            --              --           12.5
                                        ------    ------        ------          ----          ------         ------
Cash and cash equivalents at end of
  period..............................  $   --    $   --        $ 39.7          $ --          $   --         $ 39.7
                                        ======    ======        ======          ====          ======         ======

                           LIFEPOINT HOSPITALS, INC.

NOTE 9 -- STOCK BENEFIT PLANS

     In connection with the Distribution, the Company adopted the 1998 Long-Term Incentive Plan, for which 5,425,000 shares of the Company's Common Stock have been reserved for issuance. The 1998 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of the Company. On the Distribution Date, approximately 591,900 stock options were granted under this plan, relating to pre-existing vested HCA options. These options were granted at various prices, were exercisable on the date of grant, and expire at various dates not to exceed 10 years. Options to purchase an additional 2,740,000 and 260,700 shares were granted to the Company's employees during the years ended December 31, 1999 and 2000, respectively, under this plan with an exercise price of the fair market value on the date of grant. These options are exercisable beginning in part from the date of grant to five years after the date of grant. All options granted under this plan expire in 10 years from the date of grant. The Company also granted 340,000 options to HCA executives in 1999 with an exercise price of the fair market value on the date of grant. These options were exercisable on the date of grant and HCA paid the Company $1.5 million in exchange for the issuance of these options.

     The Company also adopted the Executive Stock Purchase Plan in 1999, in which 1,000,000 shares of the Company's Common Stock were reserved and subsequently issued. The Executive Stock Purchase Plan grants a right to specified executives of the Company to purchase shares of Common Stock from the Company. The Company loaned each participant in the plan 100% of the purchase price of the Company's Common Stock at the fair value based on the date of purchase (approximately $10.2 million), on a full recourse basis at interest rates ranging from 5.2% to 5.3%. The loans are reflected as a reduction to stockholders' equity as "Notes receivable for shares sold to employees." As of December 31, 2000, approximately $3.0 million of such loans have been paid under the Executive Stock Purchase Plan. In addition, such executives have been granted options equal to three-quarters of a share for each share purchased. Options to purchase 750,000 shares had been issued pursuant to the 1998 Long-Term Incentive Plan and 219,512 such options have been exercised as of December 31, 2000. The exercise price of these stock options is equal to the fair value on the date of grant. The options expire in 10 years and are exercisable 50% on the date of grant and 50% five years after the Distribution.

     In addition, the Company has a Management Stock Purchase Plan which provides to certain designated employees an opportunity to purchase restricted shares of its Common Stock at a discount through payroll deductions over six month intervals. Shares of Common Stock reserved for this plan were 250,000 at December 31, 2000. Approximately 79,000 restricted shares were issued to employees during the year ended December 31, 2000 under this plan.

     The Company also adopted an Outside Directors Plan for which 175,000 shares of the Company's Common Stock have been reserved for issuance. Approximately 20,000 and 37,700 options were granted under such plan to non-employee directors during the years ended December 31, 1999 and 2000, respectively. These options are exercisable beginning in part from the date of grant to three years after the date of grant and expire 10 years after grant.

     In addition, the Company granted an option to purchase 50,000 shares of the Company's Common Stock to The LifePoint Community Foundation in 1999. The exercise price of the stock option was equal to the fair value on the date of grant.

                           LIFEPOINT HOSPITALS, INC.

     Presented below is a summary of stock option activity for 1999 and 2000:

                                              STOCK         OPTION PRICE   WEIGHTED AVERAGE
                                             OPTIONS         PER SHARE      EXERCISE PRICE
                                            ----------      ------------   ----------------
Balances, December 31, 1998...............          --      $         --        $   --
  Conversion of HCA options...............     591,900        0.07-18.38         12.12
  Granted.................................   3,900,000        7.63-12.00         10.62
  Exercised...............................      (9,300)       0.18-12.33          9.01
  Cancelled...............................     (71,200)       0.18-18.38         12.63
                                            ----------
Balances, December 31, 1999...............   4,411,400        0.07-18.38         10.79
  Granted.................................     298,400       17.25-39.69         22.06
  Exercised...............................  (1,268,800)       0.07-18.38         10.80
  Cancelled...............................    (101,300)       0.18-19.88         12.75
                                            ----------
Balances, December 31, 2000...............   3,339,700        0.07-39.69         11.73
                                            ==========

     At December 31, 2000, there were approximately 982,200 options available for grant.

     The following table summarizes information regarding the options outstanding at December 31, 2000:

                           OPTIONS OUTSTANDING
                   ------------------------------------    OPTIONS EXERCISABLE
                                  WEIGHTED                ----------------------
                                   AVERAGE     WEIGHTED     NUMBER      WEIGHTED
                     NUMBER       REMAINING    AVERAGE    EXERCISABLE   AVERAGE
    RANGE OF       OUTSTANDING   CONTRACTUAL   EXERCISE       AT        EXERCISE
EXERCISE PRICES    AT 12/31/00      LIFE        PRICE      12/31/00      PRICE
----------------   -----------   -----------   --------   -----------   --------
$ 0.07 to $ 5.81       20,500         1         $ 0.22        20,500     $ 0.22
  3.56 to   8.76       55,200         2           5.66        55,200       5.66
  5.56 to  10.95       18,700         3           8.21        18,700       8.21
 11.87 to  13.13       68,500         4          11.87        68,500      11.87
 12.22 to  14.98       59,200         5          12.33        59,200      12.33
 14.16 to  17.73      101,800         6          16.25       101,800      16.25
 17.11 to  18.38       30,900         7          18.34        30,900      18.34
 12.90 to  15.64       20,700         8          13.11        20,700      13.11
  7.63 to  12.00    2,694,100         9          10.61     1,008,500      10.64
 17.25 to  39.69      270,100        10          22.54         5,600      29.56
                    ---------                              ---------
                    3,339,700                              1,389,600
                    =========                              =========

     If the Company had measured compensation cost for the stock options granted during 1999 and 2000 under the fair value based method prescribed by SFAS No. 123, the net income (loss) would have been changed to the pro forma amounts set forth below (dollars in millions, except per share amounts):

                                                               1999    2000
                                                              ------   -----
Net income (loss):
  As reported...............................................  $ (7.4)  $17.9
  Pro forma.................................................    (8.1)   16.6
Basic earnings (loss) per share:
  As reported...............................................  $(0.24)  $0.57
  Pro forma.................................................   (0.26)   0.52
Diluted earnings (loss) per share:
  As reported...............................................  $(0.24)  $0.54
  Pro forma.................................................   (0.26)   0.50

                           LIFEPOINT HOSPITALS, INC.

     The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

     The per share weighted-average fair value of stock options granted (including conversion of HCA options in 1999) during 1999 and 2000 was $3.73 and $9.22, respectively, on the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

                                                                1999         2000
                                                              --------     --------
Risk free interest rate.....................................     5.90%        6.16%
Expected life, in years.....................................      4.7          3.8
Expected volatility.........................................     35.0%        45.0%

NOTE 10 -- CAPITAL STOCK

  Common Stock

     Holders of common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption or sinking fund provisions applicable to our common stock. In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in the assets available for distribution, subject to any prior rights of any holders of preferred stock then outstanding.

  Preferred Stock

     The certificate of incorporation provides that up to 10,000,000 shares of preferred stock, of which 90,000 shares have been designated as Series A Junior Participating Preferred Stock, par value $.01 per share, may be issued. The board of directors has the authority to issue preferred stock in one or more series and to fix for each series the voting powers, full, limited or none, and the designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions on the stock, and the number of shares constituting any series and the designations of this series, without any further vote or action by the stockholders. Because the terms of the preferred stock may be fixed by the board of directors without stockholder action, the preferred stock could be issued quickly with terms calculated to defeat a proposed takeover or to make the removal of our management more difficult.

  Preferred Stock Purchase Rights

     Pursuant to a stockholders' rights plan, each outstanding share of common stock is accompanied by one preferred stock purchase right. Each right entitles the registered holder to purchase one one-thousandth of a share of Series A preferred stock at a price of $35 per one one-thousandth of a share, subject to adjustment.

     Each share of Series A preferred stock will be entitled, when, as and if declared, to a preferential quarterly dividend payment in an amount equal to the greater of $10 or 1,000 times the aggregate of all dividends declared per share of common stock. In the event of liquidation, dissolution or winding up, the holders of Series A preferred stock will be entitled to a minimum preferential liquidation payment equal to $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions on the stock, whether or not declared, to the date of such payment, but will be entitled to an aggregate payment of 1,000 times the payment made per share of common stock. The rights are not exercisable until the rights distribution date as defined in the stockholders' rights plan. The rights will expire on May 7, 2009, unless the expiration date is extended or unless the rights are earlier redeemed or exchanged.

                           LIFEPOINT HOSPITALS, INC.

     The rights have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not determined by the board of directors to be in the best interests of all stockholders. The rights should not interfere with any merger or other business combination approved by the board of directors.

NOTE 11 -- RETIREMENT PLANS

     In connection with the Distribution, the Company established the LifePoint Employee Stock Ownership Plan ("ESOP"), a defined contribution retirement plan which covers substantially all employees. The ESOP purchased from the Company approximately 8.3% of the Company's Common Stock at fair market value (approximately 2.8 million shares at $11.50 per share). Shares are allocated ratably to employee accounts over a period of 10 years (1999 through 2008). The shares held by the ESOP which have not yet been allocated to employee accounts are included in stockholders' equity as "Unearned ESOP compensation." Unearned ESOP shares are released at historical cost upon being allocated to employee accounts. ESOP expense is recognized using the average market price of shares committed to be released during the accounting period with any difference between the average market price and the cost being charged or credited to capital in excess of par value. As the shares are committed to be released, the shares become outstanding for earnings per share calculations. ESOP expense was $2.9 million and $7.1 million for the years ended December 31, 1999 and 2000, respectively.

     The ESOP shares as of December 31, 2000 were as follows:

Allocated shares............................................         379,671
Shares committed to be released.............................         179,673
Unreleased shares...........................................       2,237,375
                                                              --------------
          Total ESOP shares.................................       2,796,719
                                                              ==============
Fair value of unreleased shares.............................  $112.1 million

     Prior to the Distribution, the Company participated in HCA's defined contribution retirement plans, which covered substantially all employees. Benefits were determined primarily as a percentage of a participant's earned income and were vested over specific periods of employee service. Certain plans also required the Company to make matching contributions at certain percentages. The cost of these plans was $5.3 million during 1998. Amounts approximately equal to expense for these plans were funded annually. After the Distribution, the Company no longer participated in these plans.

NOTE 12 -- CONTINGENCIES

  Significant Legal Proceedings

     Various lawsuits, claims and legal proceedings have been and are expected to be instituted or asserted against HCA and the Company, including those relating to shareholder derivative and class action complaints; purported class action lawsuits filed by patients and payers alleging, in general, improper and fraudulent billing, coding and physician referrals, as well as other violations of law; certain qui tam or "whistleblower" actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients, as well as other violations and litigation matters. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that the Company's results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies. (See Note 3, for a description of the ongoing government investigations and HCA's obligations to indemnify the Company with respect to losses incurred by the Company arising from such governmental investigations and related proceedings.)

                           LIFEPOINT HOSPITALS, INC.

     On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company's hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act. The lawsuit, filed in the United States District Court for the Eastern District of Tennessee, seeks injunctive relief requiring facility modification, where necessary, to meet the Americans with Disabilities Act guidelines, along with attorneys fees and costs. The Company is working with Access Now to determine the scope of facility modification needed to comply with the Act.

  Corporate Integrity Agreement

     In December 2000, the Company entered into a corporate integrity agreement with the Office of Inspector General and agreed to maintain its compliance program in accordance with the corporate integrity agreement. Complying with the compliance measures and reporting and auditing requirements of the corporate integrity agreement will require additional efforts and costs. Failure to comply with the terms of the corporate integrity agreement could subject the Company to significant monetary penalties.

  General Liability Claims

     The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts, for wrongful restriction of, or interference with, physicians' staff privileges and employment related claims. In certain of these actions, plaintiffs request punitive or other damages against the Company which may not be covered by insurance. The Company is currently not a party to any proceeding which, in management's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations.

  Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company has committed to advance amounts of approximately $10.9 million at December 31, 2000. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician's private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven prorata over a period of 48 months contingent upon the physician continuing to practice in the respective community. It is management's opinion that amounts actually advanced and not repaid will not have a material adverse effect on the Company's results of operations or financial position.

  Acquisitions

     The Company has acquired and will continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

                           LIFEPOINT HOSPITALS, INC.

NOTE 13 -- OTHER INFORMATION

     A summary of other current liabilities as of December 31 follows (in millions):

                                                              1999      2000
                                                              -----     -----
Employee benefit plan.......................................  $ 2.7     $ 3.2
Accrued interest related to long-term debt..................    2.6       2.6
Taxes, other than income....................................    0.3       0.3
Other.......................................................    7.3       5.0
                                                              -----     -----
                                                              $12.9     $11.1
                                                              =====     =====

     A summary of activity in the Company's allowance for doubtful accounts follows (in millions):

                                                             ADDITIONS      ACCOUNTS
                                               BALANCES AT   CHARGED TO   WRITTEN OFF,    BALANCE
                                                BEGINNING    COSTS AND       NET OF       AT END
                                                OF PERIOD     EXPENSES     RECOVERIES    OF PERIOD
                                               -----------   ----------   ------------   ---------
Allowance for doubtful accounts:
  Year ended December 31, 1998...............     $37.5        $41.6         $(30.8)       $48.3
  Year ended December 31, 1999...............      48.3         38.2          (36.2)        50.3
  Year ended December 31, 2000...............      50.3         42.0          (40.0)        52.3

NOTE 14 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations (dollars and shares in millions, except per share amounts):

                                                             1998      1999     2000
                                                            ------    ------    -----
Numerator (a):
  Income (loss) from continuing operations................  $(17.7)   $ (7.4)   $17.9
Denominator (b):
  Share reconciliation:
  Shares used for basic earnings (loss) per share.........    30.0      30.5     31.6
     Effect of dilutive securities (c):
       Stock options and other............................      --        --      1.3
                                                            ------    ------    -----
  Shares used for diluted earnings (loss) per share.......    30.0      30.5     32.9
                                                            ======    ======    =====
Earnings (loss) per share:
  Basic earnings (loss) per share from continuing
     operations...........................................  $(0.59)   $(0.24)   $0.57
                                                            ======    ======    =====
  Diluted earnings (loss) per share from continuing
     operations...........................................  $(0.59)   $(0.24)   $0.54
                                                            ======    ======    =====

---------------

(a) Amount is used for both basic and diluted earnings (loss) per share computations since there is no earnings effect related to the dilutive securities.
(b) The Company expected to issue 30,000,000 shares of Common Stock at the time of the Distribution. Earnings per share information has been presented as if the 30,000,000 shares had been outstanding for the year ended December 31, 1998.
(c) The dilutive effect of approximately 0.2 million and 0.1 million shares, related to stock options, for the years ended December 31, 1998 and 1999, respectively, was not included in the computation of diluted loss per share because to do so would have been antidilutive for those periods.

                           LIFEPOINT HOSPITALS, INC.

NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximates fair value.

     The carrying value of long-term debt (including current portion) was $289.4 million for the year ended December 31, 2000. The fair value of long-term debt (including current portion) was $301.4 million for the year ended December 31, 2000. The fair value of the Notes has been determined using the quoted market price at December 31, 2000. The fair values of the remaining long-term debt are estimated using discounted cash flows, based on the Company's incremental borrowing rates.

NOTE 16 -- UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The quarterly interim financial information shown below has been prepared by the Company's management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

                                                                  1999
                                                  ------------------------------------
                                                  FIRST     SECOND    THIRD     FOURTH
                                                  ------    ------    ------    ------
Revenues........................................  $134.2    $128.2    $125.4    $127.4
Net income (loss)...............................     4.0       1.0       1.1     (13.5)(a)
Basic and diluted earnings (loss) per share.....    0.13      0.04      0.03     (0.44)(a)

                                                                  2000
                                                  ------------------------------------
                                                  FIRST     SECOND    THIRD     FOURTH
                                                  ------    ------    ------    ------
Revenues........................................  $136.0    $133.3    $145.3    $142.5
Net income......................................     4.0       3.7       4.8(b)    5.4
Basic earnings per share........................    0.13      0.12      0.15(b)   0.17
Diluted earnings per share......................    0.13      0.11      0.14      0.16

---------------

(a) During the fourth quarter of 1999, the Company recorded a $25.4 million pre-tax charge ($16.2 million after tax) related to the impairment of certain long-lived assets (See Note 6 -- Impairment of Long-Lived Assets).
(b) During the third quarter of 2000, the Company recorded a $1.4 million pretax gain ($0.8 million after tax) related to a previously impaired asset (See
    Note 6 -- Impairment of Long-Lived Assets).

NOTE 17 -- SUBSEQUENT EVENT

     Effective January 2, 2001, the Company entered into a two-year lease to operate Bluegrass Community Hospital in Versailles, Kentucky.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBITS
-------        -----------------------
 2.1      --   Distribution Agreement dated May 11, 1999 by and among
               Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals,
               Inc.(a)
 3.1      --   Certificate of Incorporation of LifePoint Hospitals(a)
 3.2      --   Bylaws of LifePoint Hospitals(a)
 3.3      --   Certificate of Incorporation of LifePoint Holdings(b)
 3.4      --   Bylaws of LifePoint Holdings(b)
 4.1      --   Form of Specimen Certificate for LifePoint Hospitals Common
               Stock(c)
 4.2      --   Indenture (including form of 10 3/4% Senior Subordinated
               Notes due 2009) dated as of May 11, 1999, between
               HealthTrust, Inc. -- The Hospital Company and Citibank N.A.
               as Trustee(a)
 4.3      --   Form of 10 3/4% Senior Subordinated Notes due 2009 (filed as part of Exhibit 4.2)
 4.4      --   Registration Rights Agreement dated as of May 11, 1999
               between HealthTrust and the Initial Purchasers named
               therein(a)
 4.5      --   LifePoint Assumption Agreement dated May 11, 1999 between
               HealthTrust and LifePoint Hospitals(a)
 4.6      --   Holdings Assumption Agreement dated May 11, 1999 between
               LifePoint Hospitals and LifePoint Holdings(a)
 4.7      --   Guarantor Assumption Agreements dated May 11, 1999 between
               LifePoint Holdings and the Guarantors signatory thereto(a)
 4.8      --   Rights Agreement dated as of May 11, 1999 between the
               Company and National City Bank as Rights Agent(a)
10.1      --   Tax Sharing and Indemnification Agreement, dated May 11,
               1999, by and among Columbia/HCA, LifePoint Hospitals and
               Triad Hospitals(a)
10.2      --   Benefits and Employment Matters Agreement, dated May 11,
               1999 by and among Columbia/HCA, LifePoint Hospitals and
               Triad Hospitals(a)
10.3      --   Insurance Allocation and Administration Agreement, dated May
               11, 1999, by and among Columbia/HCA, LifePoint Hospitals and
               Triad Hospitals(a)
10.4      --   Transitional Services Agreement dated May 11, 1999 by and
               between Columbia/HCA and LifePoint Hospitals(a)
10.5      --   Computer and Data Processing Services Agreement dated May
               11, 1999 by and between Columbia Information Systems, Inc.
               and LifePoint Hospitals(a)
10.6      --   Agreement to Share Telecommunications Services dated May 11,
               1999 by and between Columbia Information Systems, Inc. and
               LifePoint Hospitals(a)
10.7      --   Year 2000 Professional Services Agreement dated May 11, 1999 by and between CHCA Management Services, L.P. and LifePoint
               Hospitals(a)
10.8      --   Sub-Lease Agreement dated May 11, 1999 by and between
               HealthTrust and LifePoint Hospitals(a)
10.9      --   Lease Agreement dated as of November 22, 1999 by and between
               LifePoint Hospitals and W. Fred Williams, Trustee for the
               Benefit of Highwoods/Tennessee Holdings, L.P.(d)
10.10     --   LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan(a)
10.11     --   LifePoint Hospitals, Inc. Executive Stock Purchase Plan(a)
10.12     --   Form of Share Purchase Loan and Note Agreement between
               LifePoint Hospitals and certain executive officers in
               connection with purchases of Common Stock pursuant to the
               Executive Stock Purchase Plan(d)

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBITS
-------        -----------------------
10.13     --   LifePoint Hospitals, Inc. Management Stock Purchase Plan(a)
10.14     --   LifePoint Hospitals, Inc. Outside Directors Stock and
               Incentive Compensation Plan(a)
10.15     --   Credit Agreement dated as of May 11, 1999 among HealthTrust,
               Inc. -- The Hospital Company, as Borrower, the several
               lenders from time to time party thereto, Fleet National Bank as arranger and administrative agent, ScotiaBanc, Inc. as
               documentation agent and co-arranger, Deutsche Bank
               Securities, Inc. as syndication agent and co-arranger, and
               SunTrust Bank, Nashville, N.A. as co-agent(a)
10.16     --   Amendment to Credit Agreement dated as of December 31, 1999 among LifePoint Holdings, as Borrower, the several lenders which are parties to the Credit Agreement, Fleet National
               Bank as arranger and administrative agent, ScotiaBanc, Inc.
               as documentation agent and co-arranger, Deutsche Bank
               Securities, Inc. as syndication agent and co-arranger, and
               SunTrust Bank, Nashville, N.A. as co-agent(b)
10.17     --   Second Amendment to Credit Agreement dated as of May 23,
               2000 among LifePoint Hospitals Holdings, Inc., as Borrower, the several lenders which are parties to the Credit
               Agreement, Fleet National Bank as arranger and
               administrative agent, ScotiaBank, Inc. as documentation
               agent and co-arranger, Deutsche Bank Securities Inc. as
               syndication agent and co-arranger, and SunTrust Bank,
               Nashville, N.A. as co-agent(e)
10.18     --   Assumption Agreement dated as of May 11, 1999 by and between
               Fleet National Bank and LifePoint Hospitals(a)
10.19     --   Assumption Agreement dated as of May 11, 1999 by and between
               Fleet National Bank and LifePoint Holdings(a)
10.20     --   Employment Agreement of James M. Fleetwood, Jr.
10.21     --   Corporate Integrity Agreement dated as of December 21, 2000 by and between the Office of the Inspector General of the
               Department of Health and Human Services and LifePoint
               Hospitals
21.1      --   List of the Subsidiaries of LifePoint Hospitals
21.2      --   List of the Subsidiaries of LifePoint Holdings
23.1      --   Consent of Ernst & Young LLP

---------------

(a) Incorporated by reference from exhibits to LifePoint Hospitals' Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-29818.

(b) Incorporated by reference from exhibits to LifePoint Holdings' Annual Report on Form 10-K for the year ended December 31, 1999, File No. 333-84755.

(c) Incorporated by reference from exhibits to LifePoint Hospitals' Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File No. 0-29818.

(d) Incorporated by reference from exhibits to LifePoint Hospitals' Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-29818.

(e) Incorporated by reference from exhibits to LifePoint Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 333-84755.