Form 10-Q
period 2001-03-31
LIFEPOINT HOSPITALS INC
filed 2001-05-15
CIK 1074772

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

                  For the quarterly period ended March 31, 2001

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

                                    YES [X]  NO [ ]

         As of April 30, 2001, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 38,462,436, and all of the shares of Common Stock of LifePoint Hospitals Holdings, Inc. were owned by LifePoint Hospitals, Inc.

===============================================================================

                         Part I:  Financial Information

Item 1:  Financial Statements

                           LIFEPOINT HOSPITALS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                (Dollars in millions, except per share amounts)



                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              -----------------------
                                                                2001            2000
                                                              -------         -------
Revenues ...............................................      $ 154.3         $ 136.0

Salaries and benefits ..................................         60.3            55.7
Supplies ...............................................         19.6            17.0
Other operating expenses ...............................         28.4            29.7
Provision for doubtful accounts ........................         12.0             9.1
Depreciation and amortization ..........................          8.1             8.4
Interest expense, net...................................          6.5             7.2
ESOP expense ...........................................          2.6             1.1
Gain on previously impaired assets......................         (0.5)             --
                                                              -------         -------
                                                                137.0           128.2
                                                              -------         -------
Income before minority interests and
 income taxes ..........................................         17.3             7.8
Minority interests in earnings of consolidated
 entities ..............................................          0.6             0.6
                                                              -------         -------
Income before income taxes .............................         16.7             7.2
Provision for income taxes .............................          8.1             3.2
                                                              -------         -------
   Net income ..........................................      $   8.6         $   4.0
                                                              =======         =======
Earnings per share:

   Basic................................................      $  0.26         $  0.13
                                                              =======         =======
   Diluted..............................................      $  0.25         $  0.13
                                                              =======         =======

Shares used in earnings per share calculations (000s):

   Basic ...............................................       32,583          31,184
       Dilutive securities - stock options .............        1,486             838
                                                              -------         -------
   Diluted .............................................       34,069          32,022
                                                              =======         =======





                             See accompanying notes.

                              LIFEPOINT HOSPITALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                 (Dollars in millions, except per share amounts)



                                                                                MARCH 31,         DECEMBER 31,
                                 ASSETS                                           2001                2000
                                 ------                                       -------------       -------------
Current assets:
   Cash and cash equivalents ............................................       $  146.6            $   39.7
   Accounts receivable, less allowances for doubtful accounts of $54.9
    at March 31, 2001 and $52.3 at December 31, 2000 ....................           40.9                41.7
   Inventories ..........................................................           14.0                13.9
   Deferred taxes and other current assets ..............................           20.8                22.2
                                                                                --------            --------
                                                                                   222.3               117.5
Property and equipment:
   Land .................................................................            8.7                 8.7
   Buildings and improvements............................................          240.4               236.9
   Equipment ............................................................          248.3               244.9
   Construction in progress (estimated cost to complete and equip
    after March 31, 2001 - $12.9) .......................................           11.6                 9.4
                                                                                --------            --------
                                                                                   509.0               499.9
Accumulated depreciation ................................................         (190.8)             (183.4)
                                                                                --------            --------
                                                                                   318.2               316.5
Intangible assets, net of accumulated amortization of $12.1 at
   March 31, 2001 and $11.3 at December 31, 2000 ........................           53.0                53.8
Other ...................................................................            0.2                 0.2
                                                                                --------            --------
                                                                                $  593.7            $  488.0
                                                                                ========            ========

                          LIABILITIES AND EQUITY
                          ----------------------
Current liabilities:
   Accounts payable .....................................................       $   16.4            $   16.1
   Accrued salaries .....................................................           14.1                13.8
   Other current liabilities ............................................           23.3                11.1
   Current maturities of long-term debt .................................           12.2                11.1
                                                                                --------            --------
                                                                                    66.0                52.1

Long-term debt ..........................................................          255.0               278.3
Deferred taxes ..........................................................           16.8                15.2
Professional liability risks and other liabilities ......................           10.7                 9.4
Minority interests in equity of consolidated entities ...................            4.7                 4.6

Stockholders' equity:
   Preferred stock, $0.01 par value; 10,000,000 shares authorized;
    no shares issued ....................................................             --                  --
   Common stock, $0.01 par value; 90,000,000 shares authorized;
    38,422,820 shares and 34,709,504 shares issued and
    outstanding at March 31, 2001 and December 31, 2000,
    respectively ........................................................            0.4                 0.3
   Capital in excess of par value .......................................          259.1               156.5
   Unearned ESOP compensation ...........................................          (24.9)              (25.7)
   Notes receivable for shares sold to employees ........................           (7.2)               (7.2)
   Retained earnings ....................................................           13.1                 4.5
                                                                                --------            --------
                                                                                   240.5               128.4
                                                                                --------            --------
                                                                                $  593.7            $  488.0
                                                                                ========            ========





                             See accompanying notes.

                            LIFEPOINT HOSPITALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                  (In millions)




                                                                THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              -----------------------
                                                                2001            2000
                                                              -------         -------
Cash flows from operating activities:
    Net income .............................................  $   8.6         $   4.0
    Adjustments to reconcile net income to
     net cash provided by operating activities:
        ESOP expense .......................................      2.6             1.1
        Provision for doubtful accounts ....................     12.0             9.1
        Depreciation and amortization ......................      8.1             8.4
        Minority interests in earnings of consolidated
          entities .........................................      0.6             0.6
        Deferred income taxes (benefit).....................     (0.5)            3.2
        Reserve for professional liability risk ............      1.4             1.0
        Gain on previously impaired assets .................     (0.5)             --
        Increase (decrease) in cash from
         operating assets and liabilities:
           Accounts receivable .............................    (11.2)           (2.9)
           Inventories and other current assets ............      0.1             0.1
           Accounts payable and accrued expenses ...........      7.4            (3.6)
           Income taxes payable ............................      8.7              --
        Other ..............................................      0.3             0.6
                                                              -------         -------
           Net cash provided by operating activities .......     37.6            21.6

Cash flows from investing activities:
    Purchases of property and equipment, net ...............     (9.4)           (7.6)
    Other ..................................................       --            (0.3)
                                                              -------         -------
           Net cash used in investing activities ...........     (9.4)           (7.9)

Cash flows from financing activities:
    Proceeds from stock offering, net ......................    100.4              --
    Repayments of bank debt ................................    (22.2)           (0.3)
    Proceeds from exercise of stock options.................      0.3             0.1
    Other ..................................................      0.2            (0.4)
                                                              -------         -------
           Net cash provided by (used in)
            financing activities ...........................     78.7            (0.6)

Change in cash and cash equivalents ........................    106.9            13.1
Cash and cash equivalents at beginning of period ...........     39.7            12.5
                                                              -------         -------
Cash and cash equivalents at end of period .................  $ 146.6         $  25.6
                                                              =======         =======

Interest payments ..........................................  $   3.1         $   2.7
Income tax payments ........................................  $    --         $    --






                             See accompanying notes.

                            LIFEPOINT HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

          At March 31, 2001, the Company was comprised of 21 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Kansas, Kentucky, Tennessee, Utah and Wyoming.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - SECONDARY OFFERING

         In March 2001, the Company completed a public offering of 3,680,000 shares of common stock at an offering price of $29.00 per share. Subsequently, during April and May of 2001, the Company used the proceeds, along with existing cash, to repay $117.1 million of bank debt which represented the remaining borrowings outstanding under its existing bank credit agreement as of March 31, 2001.

NOTE 3 - CONTINGENCIES

  HCA Investigations, Litigation and Indemnification Rights

         HCA - The Healthcare Company ("HCA") has been the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payer actions and general liability claims. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, prior to the Company's formation as an independent company, owned the facilities the Company now owns.

         On December 14, 2000, HCA announced that it signed an agreement with the Department of Justice and four U.S. attorneys' offices resolving all pending federal criminal issues in the government's investigation. HCA also announced at this time that it signed a civil settlement agreement with the Department of Justice resolving civil false claims issues related to DRG coding, outpatient laboratory and home health. The criminal agreement has been accepted by the federal district courts. The civil settlement agreement is conditioned on court approval of the settlement. These agreements relate only to conduct that was the subject of the federal investigations resolved in the agreements, and HCA has stated publicly that it continues to discuss civil claims relating to cost reporting and physician relations with the government.

         Based on our review of documents filed by HCA with the Securities and Exchange Commission, the agreements with the government do not resolve all qui tam actions filed by private parties against HCA. Representatives of state attorneys general have agreed to recommend to state officials that HCA be released from criminal and civil liability related to the matters covered by the settlement agreements.

         HCA has disclosed that, on March 15, 2001, the Department of Justice filed a status report setting forth the government's decisions regarding intervention in existing qui tam actions against HCA and filed formal complaints for those suits in which the government has intervened. HCA stated that, of the original 30 qui tam actions, the Department of Justice remains active in eight actions. The actions are not covered by the settlement agreements.

         In addition, five of the Company's current and former hospitals received notices in early 2001 from the Health Care Financing Administration ("HCFA"), a United States government agency that runs the Medicare and Medicaid programs. The notices stated that HCFA was re-opening, for examination, cost reports for Medicare and Medicaid reimbursement filed by these hospitals for periods between 1993 and 1998, which pre-dates our spin-off from HCA.

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

  Americans with Disabilities Act Claim

         On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company's hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act. The lawsuit, filed in the United States District Court for the Eastern District of Tennessee, seeks injunctive relief requiring facility modification, where necessary, to meet the Americans with Disabilities Act guidelines, along with attorneys fees and costs. The Company is working with Access Now, Inc. to determine the scope of facility modification needed to comply with the Act.

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

  General Liability Claims

         The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts, for wrongful restriction of, or interference with, physicians' staff privileges and employment related claims. In some of these actions, plaintiffs request punitive or other damages against the Company which may not be covered by insurance. The Company is currently not a party to any proceeding which, in management's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations.

  Physician Commitments

         The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company has committed to advance amounts of approximately $11.6 million at March 31, 2001. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician's private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven prorata over a period of 48 months contingent upon the physician continuing to practice in the respective community. It is management's opinion that amounts actually advanced and not repaid will not have a material adverse effect on the Company's results of operations or financial position.

  Acquisitions

         The Company has acquired and will continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company institutes policies intended to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

NOTE 4 - SENIOR SUBORDINATED NOTES

         The Company's senior subordinated notes (the "Notes") are guaranteed jointly and severally on a full and unconditional basis by all of the Company's operating subsidiaries ("Subsidiary Guarantors"). The Company is a holding company with no operations apart from its ownership of the Subsidiary Guarantors. The aggregate assets, liabilities, equity and earnings of the Subsidiary Guarantors are substantially equivalent to the total assets, liabilities, equity and earnings of the Company and its subsidiaries on a consolidated basis.

         Separate financial statements and other disclosures of the wholly owned Subsidiary Guarantors are not presented because management believes that such separate financial statements and disclosures would not provide additional material information to investors.

         At March 31, 2001, only one of the Company's subsidiaries, Dodge City Healthcare Group, L.P., was not wholly owned, although all assets, liabilities, equity and earnings of this entity fully and unconditionally, jointly and severally, guarantee the Notes. The Company owns approximately 70% of the partnership interests in this mostly owned guarantor subsidiary.

         Presented below is summarized condensed unaudited consolidating financial information for the Company and its subsidiaries as of March 31, 2001 and December 31, 2000, and for the three months ended March 31, 2001 and 2000 segregating the parent company, the issuer of the Notes (LifePoint Hospitals Holdings, Inc.), the combined wholly owned Subsidiary Guarantors, the mostly owned Subsidiary Guarantor and eliminations.

                            LIFEPOINT HOSPITALS, INC.
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                  (IN MILLIONS)



                                                                      WHOLLY OWNED    MOSTLY OWNED
                                                        ISSUER OF      GUARANTOR        GUARANTOR                  CONSOLIDATED
                                           PARENT         NOTES       SUBSIDIARIES     SUBSIDIARY   ELIMINATIONS      TOTAL
                                           ------         -----       ------------     ----------   ------------      -----
Revenues .........................         $   --        $   --          $146.4          $  7.9        $   --          $154.3

Salaries and benefits ............             --            --            57.8             2.5            --            60.3
Supplies .........................             --            --            18.6             1.0            --            19.6
Other operating expenses .........             --            --            27.4             1.0            --            28.4
Provision for doubtful accounts ..             --            --            11.4             0.6            --            12.0
Depreciation and amortization ....             --            --             7.7             0.4            --             8.1
Interest expense, net ............             --           7.6            (1.1)             --            --             6.5
Management fees ..................             --            --            (0.2)            0.2            --              --
ESOP expense .....................             --            --             2.5             0.1            --             2.6
Gain on previously impaired assets             --            --            (0.5)             --            --            (0.5)
Equity in earnings of affiliates .           (8.6)        (13.9)             --              --          22.5              --
                                           ------        ------          ------          ------        ------          ------
                                             (8.6)         (6.3)          123.6             5.8          22.5           137.0
                                           ------        ------          ------          ------        ------          ------
Income before minority interests
  and income taxes ...............            8.6           6.3            22.8             2.1         (22.5)           17.3
Minority interests in earnings of
  consolidated entities ..........             --           0.6              --              --            --             0.6
                                           ------        ------          ------          ------        ------          ------
Income before income taxes .......            8.6           5.7            22.8             2.1         (22.5)           16.7
Provision for income taxes .......             --          (2.9)           11.0              --            --             8.1
                                           ------        ------          ------          ------        ------          ------
     Net income ..................         $  8.6        $  8.6          $ 11.8          $  2.1        $(22.5)         $  8.6
                                           ======        ======          ======          ======        ======          ======

                           LIFEPOINT HOSPITALS, INC.
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN MILLIONS)



                                                                      WHOLLY OWNED    MOSTLY OWNED
                                                        ISSUER OF      GUARANTOR        GUARANTOR                  CONSOLIDATED
                                           PARENT         NOTES       SUBSIDIARIES     SUBSIDIARY   ELIMINATIONS      TOTAL
                                           ------         -----       ------------     ----------   ------------      -----
Revenues ........................         $   --        $   --          $127.8          $  8.2        $   --          $136.0

Salaries and benefits ...........             --            --            53.1             2.6            --            55.7
Supplies ........................             --            --            15.9             1.1            --            17.0
Other operating expenses ........             --            --            28.6             1.1            --            29.7
Provision for doubtful accounts .             --            --             8.5             0.6            --             9.1
Depreciation and amortization ...             --            --             8.0             0.4            --             8.4
Interest expense ................             --           7.2            (0.1)            0.1            --             7.2
Management fees .................             --            --            (0.2)            0.2            --              --
ESOP expense ....................             --            --             1.0             0.1            --             1.1
Equity in earnings of affiliates            (4.0)         (9.3)             --              --          13.3              --
                                          ------        ------          ------          ------        ------          ------
                                            (4.0)         (2.1)          114.8             6.2          13.3           128.2
                                          ------        ------          ------          ------        ------          ------
Income before minority interests
  and income taxes ..............            4.0           2.1            13.0             2.0         (13.3)            7.8
Minority interests in earnings of
  consolidated entities .........             --           0.6              --              --            --             0.6
                                          ------        ------          ------          ------        ------          ------
Income before income taxes ......            4.0           1.5            13.0             2.0         (13.3)            7.2
Provision for income taxes ......             --          (2.5)            5.7              --            --             3.2
                                          ------        ------          ------          ------        ------          ------

     Net income .................         $  4.0        $  4.0          $  7.3          $  2.0        $(13.3)         $  4.0
                                          ======        ======          ======          ======        ======          ======

                            LIFEPOINT HOSPITALS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2001
                                  (IN MILLIONS)



                                                                        WHOLLY OWNED    MOSTLY OWNED
                                                          ISSUER OF      GUARANTOR        GUARANTOR                    CONSOLIDATED
                                           PARENT           NOTES       SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS       TOTAL
                                           ------           -----       ------------     ----------     ------------       -----
              ASSETS

Current assets:
    Cash and cash equivalents .....         $   --          $   --          $146.6         $   --          $    --         $146.6
    Accounts receivable, net ......             --              --            35.8            5.1               --           40.9
    Inventories ...................             --              --            13.0            1.0               --           14.0
    Deferred taxes and other
      current assets ..............             --              --            20.7            0.1               --           20.8
                                            ------          ------          ------         ------          -------         ------
                                                --              --           216.1            6.2               --          222.3
Property and equipment:
    Land ..........................             --              --             8.4            0.3               --            8.7
    Buildings and improvements ....             --              --           230.5            9.9               --          240.4
    Equipment .....................             --              --           237.5           10.8               --          248.3
    Construction in progress ......             --              --            11.6             --               --           11.6
                                            ------          ------          ------         ------          -------         ------
                                                --              --           488.0           21.0               --          509.0
Accumulated depreciation ..........                                         (178.1)         (12.7)              --         (190.8)
                                            ------          ------          ------         ------          -------         ------
                                                --              --           309.9            8.3               --          318.2
Net investment in and advances to
  subsidiaries ....................          240.5           417.6              --             --           (658.1)            --
Intangible assets, net ............             --             8.7            34.2           10.1               --           53.0
Other .............................             --              --             0.2             --               --            0.2
                                            ------          ------          ------         ------          -------         ------
                                            $240.5          $426.3          $560.4         $ 24.6          $(658.1)        $593.7
                                            ======          ======          ======         ======          =======         ======


   LIABILITIES AND EQUITY

Current liabilities
    Accounts payable ..............         $   --          $   --          $ 15.9         $  0.5          $    --         $ 16.4
    Accrued salaries ..............             --              --            14.1             --               --           14.1
    Other current liabilities .....             --             6.6            16.3            0.4               --           23.3
    Current maturities of
      long-term debt ..............             --            12.1             0.1             --               --           12.2
                                            ------          ------          ------         ------          -------         ------
                                                --            18.7            46.4            0.9               --           66.0

Intercompany balances to affiliates             --           (92.6)           85.8            6.8               --             --

Long-term debt ....................             --           255.0              --             --               --          255.0
Deferred taxes ....................             --              --            16.8             --               --           16.8
Professional liability risks and
  other liabilities ...............             --              --            10.7             --               --           10.7

Minority interests in equity of
  consolidated entities ...........             --             4.7              --             --               --            4.7

Stockholders' equity ..............          240.5           240.5           400.7           16.9           (658.1)         240.5
                                            ------          ------          ------         ------          -------         ------
                                            $240.5          $426.3          $560.4         $ 24.6          $(658.1)        $593.7
                                            ======          ======          ======         ======          =======         ======

                           LIFEPOINT HOSPITALS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                  (IN MILLIONS)


                                                                        WHOLLY OWNED    MOSTLY OWNED
                                                          ISSUER OF      GUARANTOR        GUARANTOR                   CONSOLIDATED
                                           PARENT           NOTES       SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS       TOTAL
                                           ------           -----       ------------     ----------    ------------       -----
              ASSETS

Current assets:
    Cash and cash equivalents .....         $   --         $   --          $ 39.7          $   --          $    --         $ 39.7
    Accounts receivable, net ......             --             --            36.4             5.3               --           41.7
    Inventories ...................             --             --            12.9             1.0               --           13.9
    Deferred taxes and other
      current assets ..............             --             --            22.1             0.1               --           22.2
                                            ------         ------          ------          ------          -------         ------
                                                --             --           111.1             6.4               --          117.5
Property and equipment:
    Land ..........................             --             --             8.4             0.3               --            8.7
    Buildings and improvements ....             --             --           227.0             9.9               --          236.9
    Equipment .....................             --             --           234.4            10.5               --          244.9
    Construction in progress ......             --             --             9.4              --               --            9.4
                                            ------         ------          ------          ------          -------         ------
                                                --             --           479.2            20.7               --          499.9
Accumulated depreciation ..........             --             --          (170.9)          (12.5)              --         (183.4)
                                            ------         ------          ------          ------          -------         ------
                                                --             --           308.3             8.2               --          316.5
Net investment in and advances to
  subsidiaries ....................          128.4          401.5              --              --           (529.9)            --
Intangible assets, net ............             --            9.1            34.5            10.2               --           53.8
Other .............................             --             --             0.2              --               --            0.2
                                            ------         ------          ------          ------          -------         ------
                                            $128.4         $410.6          $454.1          $ 24.8          $(529.9)        $488.0
                                            ======         ======          ======          ======          =======         ======

        LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable ..............         $   --         $   --          $ 15.6          $  0.5          $    --         $ 16.1
    Accrued salaries ..............             --             --            13.8              --               --           13.8
    Other current liabilities .....             --            2.6             8.2             0.3               --           11.1
    Current maturities of long-term
      debt ........................             --           11.0             0.1              --               --           11.1
                                            ------         ------          ------          ------          -------         ------
                                                --           13.6            37.7             0.8               --           52.1

Intercompany balances to affiliates             --          (14.3)            6.4             7.9               --             --

Long-term debt ....................             --          278.3              --              --               --          278.3
Deferred taxes ....................             --             --            15.2              --               --           15.2
Professional liability risks and
  other liabilities ...............             --             --             9.4              --               --            9.4

Minority interests in equity of
  consolidated entities ...........             --            4.6              --              --               --            4.6

Stockholders' equity ..............          128.4          128.4           385.4            16.1           (529.9)         128.4
                                            ------         ------          ------          ------          -------         ------
                                            $128.4         $410.6          $454.1          $ 24.8          $(529.9)        $488.0
                                            ======         ======          ======          ======          =======         ======

                           LIFEPOINT HOSPITALS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN MILLIONS)


                                                                        WHOLLY OWNED    MOSTLY OWNED
                                                          ISSUER OF      GUARANTOR        GUARANTOR                   CONSOLIDATED
                                              PARENT        NOTES       SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS       TOTAL
                                              ------        -----       ------------     ----------    ------------       -----
Cash flows from operating activities:
   Net income ...........................     $  8.6        $  8.6          $ 11.8          $  2.1        $(22.5)        $  8.6
   Adjustments to reconcile net
     income to net cash provided
     by (used in) operating activities:
      ESOP expense ......................         --            --             2.5             0.1            --            2.6
      Equity in earnings of
        affiliates ......................       (8.6)        (13.9)             --              --          22.5             --
      Provision for doubtful accounts             --            --            11.4             0.6            --           12.0
      Depreciation and amortization .....         --            --             7.7             0.4            --            8.1
      Minority interests in earnings
        of consolidated entities ........         --           0.6              --              --            --            0.6
      Deferred income taxes (benefit) ...         --            --            (0.5)             --            --           (0.5)
      Reserve for professional
         liability risk .................         --            --             1.4              --            --            1.4
      Gain on previously impaired
        assets ..........................         --            --            (0.5)             --            --           (0.5)
      Increase (decrease) in cash
        from operating assets and
        liabilities:
        Accounts receivable .............         --            --           (10.8)           (0.4)           --          (11.2)
        Inventories and other current
          assets ........................         --            --             0.1              --            --            0.1
        Accounts payable and
          accrued expenses ..............         --           4.0             3.3             0.1            --            7.4
        Income taxes payable ............         --            --             8.7              --            --            8.7
      Other .............................         --           0.2             0.1              --            --            0.3
                                              ------        ------          ------          ------        ------         ------
        Net cash provided by (used
          in) operating activities ......         --          (0.5)           35.2             2.9            --           37.6

Cash flows from investing activities:
   Purchases of property and equipment,
     net ................................         --            --            (9.0)           (0.4)           --           (9.4)
   Other ................................         --          (0.5)            0.5              --            --             --
                                              ------        ------          ------          ------        ------         ------
        Net cash used in investing
          activities ....................         --          (0.5)           (8.5)           (0.4)           --           (9.4)

Cash flows from financing activities:
   Proceeds from stock offering, net ....         --         100.4              --              --            --          100.4
   Repayments of bank debt ..............         --         (22.2)             --              --            --          (22.2)
   Distributions ........................         --            --             1.4            (1.4)           --             --
   Proceeds from exercise of stock
     options ............................         --            --             0.3              --            --            0.3
   Increase (decrease) in
     intercompany balances with
     affiliates, net ....................         --         (77.4)           78.5            (1.1)           --             --
   Other ................................         --           0.2              --              --            --            0.2
                                              ------        ------          ------          ------        ------         ------
        Net cash provided by (used
          in) financing activities ......         --           1.0            80.2            (2.5)           --           78.7

Change in cash and cash equivalents .....         --            --           106.9              --            --          106.9
Cash and cash equivalents at
  beginning of period ...................         --            --            39.7              --            --           39.7
                                              ------        ------          ------          ------        ------         ------
Cash and cash equivalents at end
  of period .............................     $   --        $   --          $146.6          $   --        $   --         $146.6
                                              ======        ======          ======          ======        ======         ======

                             LIFEPOINT HOSPITALS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (IN MILLIONS)



                                                                        WHOLLY OWNED    MOSTLY OWNED
                                                          ISSUER OF      GUARANTOR        GUARANTOR                   CONSOLIDATED
                                               PARENT       NOTES       SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS       TOTAL
                                               ------       -----       ------------     ----------    ------------       -----
Cash flows from operating activities:
   Net income ............................     $ 4.0         $ 4.0         $ 7.3          $ 2.0         $(13.3)        $ 4.0
   Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities:
      ESOP expense .......................        --            --           1.0            0.1            --            1.1
      Equity in earnings of affiliates ...      (4.0)         (9.3)           --             --          13.3             --
      Provision for doubtful accounts ....        --            --           8.5            0.6            --            9.1
      Depreciation and amortization ......        --            --           8.0            0.4            --            8.4
      Minority interests in earnings
        of consolidated entities .........        --           0.6            --             --            --            0.6
      Deferred income taxes ..............        --            --           3.2             --            --            3.2
      Reserve for professional
        liability risk ...................        --            --           1.0             --            --            1.0
      Increase (decrease) in cash
        from operating assets and
        liabilities:
        Accounts receivable ..............        --            --          (2.7)          (0.2)           --           (2.9)
        Inventories and other current
          assets .........................        --            --           0.1             --            --            0.1
        Accounts payable and accrued
          expenses .......................        --           3.9          (7.6)           0.1            --           (3.6)
      Other ..............................        --            --           0.6             --            --            0.6
                                               -----         -----         -----          -----         -----          -----
        Net cash provided by (used
          in) operating activities .......        --          (0.8)         19.4            3.0            --           21.6

Cash flows from investing activities:
   Purchases of property and
     equipment, net ......................        --            --          (7.6)            --            --           (7.6)
   Other .................................        --          (0.7)          0.4             --            --           (0.3)
                                               -----         -----         -----          -----         -----          -----
        Net cash used in investing
          activities .....................        --          (0.7)         (7.2)            --            --           (7.9)

Cash flows from financing activities:
   Repayments of bank debt ...............        --          (0.3)           --             --            --           (0.3)
   Distributions .........................        --            --           2.1           (2.1)           --             --
   Proceeds from exercise of stock
     options .............................        --            --           0.1             --            --            0.1
   Other .................................        --          (0.4)           --             --            --           (0.4)
   Increase (decrease) in intercompany
     balances with affiliates, net .......        --           2.2          (1.3)          (0.9)           --             --
                                               -----         -----         -----          -----         -----          -----
        Net cash provided by (used in)
         financing activities ............        --           1.5           0.9           (3.0)           --           (0.6)

Change in cash and cash equivalents ......        --            --          13.1             --            --           13.1
Cash and cash equivalents at
  beginning of period ....................        --            --          12.5             --            --           12.5
                                               -----         -----         -----          -----         -----          -----
Cash and cash equivalents at end
  of period ..............................     $  --         $  --         $25.6          $  --         $  --          $25.6
                                               =====         =====         =====          =====         =====          =====

NOTE 5 - BLUEGRASS COMMUNITY HOSPITAL

         Effective January 2, 2001, the Company entered into a two-year lease to operate Bluegrass Community Hospital, a 25-bed critical access hospital located in Versailles, Kentucky. The Company has an option to extend the term of the lease until December 31, 2014 and a separate option to purchase the hospital between January 1, 2004 and January 1, 2007.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


         You should be read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

         At March 31, 2001, we operated 21 general, acute care hospitals in the states of Alabama, Florida, Kansas, Kentucky, Tennessee, Utah, and Wyoming.

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

- the ability to attract and retain qualified management and personnel, including physicians and nurses, consistent with our expectations and targets;

-        our ability to acquire hospitals on favorable terms;

-        liabilities and other claims asserted against us;

-        uncertainty associated with the newly issued HIPAA regulations;

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

Results of Operations

  Revenue/Volume Trends

         We expect our patient volumes and related revenues to continue to increase as a result of the following factors:

- Expanding Service Offerings. We believe our efforts to improve the quality and broaden the scope of healthcare services available at our facilities will lead to increased patient volumes. Recruiting and retaining both general practitioners and specialists for our non-urban communities is a key to the success of these efforts. Between the date of the distribution of our stock from HCA and March 31, 2001, we recruited 163 physicians, of which approximately 61% are specialists. Adding new physicians should help increase patient volumes which, in turn, should increase revenues. Continuing to add specialists should also allow us to grow by offering new services.

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

         Although we expect our patient volumes to increase, the resulting revenue will likely be offset in part by the following factors:

- Revenues from Medicare, Medicaid and Managed Care Plans. We derive a significant portion of our revenues from Medicare, Medicaid and managed care plans. Admissions related to Medicare, Medicaid and managed care plan patients were 91.3% and 90.7% of total admissions for the three months ended March 31, 2001 and 2000, respectively. These payors receive significant discounts compared to other payors.

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

Operating Results Summary

         The following is a summary of results of operations for the three months ended March 31, 2001 and 2000 (dollars in millions):

                                                THREE MONTHS ENDED MARCH 31,
                                        -------------------------------------------
                                               2001                     2000
                                        -------------------      ------------------
                                                     % OF                   % OF
                                         AMOUNT    REVENUES       AMOUNT   REVENUES
                                        --------   --------      --------  --------
Revenues ............................    $154.3     100.0%        $136.0     100.0%

Salaries and benefits ...............      60.3      39.1           55.7      41.0
Supplies ............................      19.6      12.7           17.0      12.5
Other operating expenses ............      28.4      18.4           29.7      21.8
Provision for doubtful accounts .....      12.0       7.8            9.1       6.7
                                         ------     -----         ------     -----
                                          120.3      78.0          111.5      82.0
                                         ------     -----         ------     -----

EBITDA (a)                                 34.0      22.0           24.5      18.0

Depreciation and amortization .......       8.1       5.3            8.4       6.1
Interest expense, net ...............       6.5       4.2            7.2       5.3
ESOP expense ........................       2.6       1.7            1.1       0.8
Gain on previously impaired assets ..      (0.5)     (0.4)            --        --
                                         ------     -----         ------     -----

Income before minority interests
 and income taxes ...................      17.3      11.2            7.8       5.8
Minority interests in earnings of
 consolidated entities ..............       0.6       0.4            0.6       0.5
                                         ------     -----         ------     -----
Income before income taxes ..........      16.7      10.8            7.2       5.3
Provision for income taxes ..........       8.1       5.2            3.2       2.3
                                         ------     -----         ------     -----
Net income ..........................    $  8.6       5.6%        $  4.0       3.0%
                                         ======     =====         ======     =====

% changes from prior year:
Revenues .............................               13.4%
Income before income taxes ...........              132.5
Net income ...........................              114.1
Admissions (b) .......................                9.9
Equivalent admissions (c) ............                8.4
Revenues per equivalent admission ....                4.7

Same hospital % changes from prior year (d):
Revenues..............................               11.0%
Admissions (b) .......................                5.8
Equivalent admissions (c) ............                9.0
Revenues per equivalent admission ....                1.8

---------------

(a) EBITDA is defined as income before depreciation and amortization, interest expense, gain on previously impaired assets, ESOP expense, minority interests in earnings of consolidated entities and income taxes. EBITDA is commonly used as an analytical indicator within the healthcare industry and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

(d) Same hospital information excludes the operations of hospitals which we either acquired or divested during the periods presented.

 For the Three Months Ended March 31, 2001 and 2000

         Revenues increased 13.4% to $154.3 million for the three months ended March 31, 2001 compared to $136.0 million for the three months ended March 31, 2000, primarily as a result of an 11.0% increase in same hospital revenues, our acquisition of two hospitals during fiscal 2000 and the opening of Bluegrass Community Hospital on January 2, 2001. The increase in revenues was partially offset by our sale of five hospitals during fiscal 2000. The 11.0% increase in same hospital revenues resulted primarily from a 5.8% increase in same hospital inpatient admissions and a 9.0% increase in same hospital equivalent admissions (adjusted to reflect combined inpatient and outpatient volume).

         Revenues per equivalent admission increased 4.7% primarily as a result of our acquisition of two hospitals in fiscal 2000 with higher revenues per equivalent admission compared to our average. The higher revenues per equivalent admission at one of the acquired hospitals resulted primarily from a low number of outpatient procedures performed at that hospital as revenues from outpatient services are generally lower than inpatient services. In addition, the higher revenues per equivalent admission at the other acquired hospital resulted primarily from a lower percentage of revenues from managed care plans as compared to our average. The increase in revenues per equivalent admission was partially offset by continued increases in managed care admissions as a percentage of total admissions, which increased to 22.8% for the three months ended March 31, 2001 compared to 21.4% for the three months ended March 31, 2000.

           Our costs did not increase at the same rate as our revenue. The increase in volumes and revenues per equivalent admission contributed to the reduction of our operating expenses as a percent of revenue because we were able to spread our operating costs over an increased base of revenues.

         Salaries and benefits decreased as a percentage of revenues to 39.1% for the three months ended March 31, 2001 from 41.0% for the three months ended March 31, 2000 primarily as a result of improvements in labor productivity and an increase in revenues per equivalent admission, as discussed above. In addition, man-hours per equivalent admission decreased 7.7% over the same period last year. The decrease in salaries and benefits as a percentage of revenues was partially offset by an 8.2% increase in salaries and benefits per man-hour for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

         Supply costs increased as a percentage of revenues to 12.7% for the three months ended March 31, 2001 from 12.5% for the three months ended March 31, 2000. The cost of supplies per equivalent admission increased 6.3% primarily as a result of increases in the number of surgeries performed by us during the three months ended March 31, 2001 compared to the three months ended March 31, 2000 as supply costs incurred in connection with surgeries are higher than supply costs incurred for other procedures. In addition, the increase is partially due to increases in pharmaceutical costs, other supplies and increases in new product development costs and general inflation.

         Other operating expenses decreased as a percentage of revenues to 18.4% for the three months ended March 31, 2001 from 21.8% for the three months ended March 31, 2000. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily the result of an increase in volumes and revenues per equivalent admission as discussed above and a decrease in professional fees and contract services as a percentage of revenues.

         Provision for doubtful accounts increased as a percentage of revenues to 7.8% for the three months ended March 31, 2001 from 6.7% for the three months ended March 31, 2000 primarily due to the effect of one of our fiscal 2000 acquisitions. The provision for doubtful accounts as a percentage of revenues at this hospital was significantly higher than our average.

         Depreciation and amortization expense decreased to $8.1 million for the three months ended March 31, 2001 from $8.4 million for the three months ended March 31, 2000 primarily due to certain equipment which was fully depreciated in fiscal 2000 and the sale of five hospitals during fiscal 2000. This decrease was partially offset by an increase in depreciation and amortization expense related to two hospitals we acquired during fiscal 2000.

         Net interest expense decreased to $6.5 million for the three months ended March 31, 2001 from $7.2 million for the three months ended March 31, 2000. This decrease was primarily because of $0.9 million in interest income recorded for the three months ended March 31, 2001 resulting from higher cash balances during the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

         ESOP expense increased to $2.6 million for the three months ended March 31, 2001 from $1.1 million for the three months ended March 31, 2000. This increase was primarily because of a higher average fair market value of our common stock for the three months ended March 31, 2001 compared to the same period last year. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

         During the three months ended March 31, 2001, we recorded a $0.5 million pre-tax gain related to the favorable settlement of the sale of a facility for which we previously recorded an impairment charge.

         Minority interests in earnings of consolidated entities remained constant at $0.6 million for the three months ended March 31, 2001 and 2000.

         The provision for income taxes increased to $8.1 million for the three months ended March 31, 2001 compared to $3.2 million for the three months ended March 31, 2000. These provisions reflect effective income tax rates of 48.4% for 2001 compared to 44.0% for 2000. The increase in the effective rate results from the increase in the nondeductible portion of ESOP expense.

         Net income increased to $8.6 million for the three months ended March 31, 2001 compared to $4.0 million for the three months ended March 31, 2000 because of the reasons described above.

Liquidity and Capital Resources

         We rely on our bank credit facilities and other traditional funding sources to supplement any cash needs not met by operations. At March 31, 2001, we had working capital of $156.3 million compared to $65.4 million at December 31, 2000 primarily due to a $100.4 million increase in cash from the net proceeds of our public offering of 3,680,000 shares of common stock. The increase in working capital was offset by increases in current maturities of long-term debt of $1.1 million, an increase in accrued interest of $4.0 million on our Notes which will be paid in the second quarter of 2001, and a net increase in income taxes payable of $8.7 million.

         Cash provided by operating activities increased to $37.6 million for the three months ended March 31, 2001 compared to $21.6 million for the three months ended March 31, 2000. This increase was primarily due to a higher net income and increases in working capital, as discussed above.

         Cash used in investing activities increased to $9.4 million during the three months ended March 31, 2001 compared to $7.9 million in the three months ended March 31, 2000. The increase was primarily the result of increased capital expenditures of $9.4 million for the three months ended March 31, 2001 compared to $7.6 million for the three months ended March 31, 2000. At March 31, 2001, there were projects under construction that had an estimated additional cost to complete and equip of approximately $12.9 million. We anticipate that these projects will be completed over the next fifteen months. We believe our capital expenditure program is adequate to expand, improve and equip our existing healthcare facilities. We expect to make total capital expenditures in 2001 of approximately $40 million, excluding acquisitions.

         Cash provided by financing activities was $78.7 million for the three months ended March 31, 2001 compared to cash used in financing activities of $0.6 million for the three months ended March 31, 2000. The increase was primarily from the net proceeds of $100.4 million from our public offering of common stock as described above. The increase was partially offset by repayments of $22.2 million under our bank credit agreement.

          Subsequently, during April and May of 2001, we used the proceeds, along with existing cash, to repay $117.1 million of bank debt which represented the remaining borrowings outstanding under our existing bank credit agreement as of March 31, 2001.

          Management does not consider the sale of any assets to be necessary to repay our indebtedness or to provide working capital. However, for other reasons, we may sell facilities in the future from time to time. Management expects that operations and amounts available under our bank credit agreement will provide sufficient liquidity for the next twelve months.

          We intend to acquire additional hospitals and are actively seeking acquisitions. These acquisitions may, however, require additional financing. We also continually review our capital needs and financing opportunities and may seek additional financing for our acquisition program or other needs.

          We do not expect to pay dividends on our common stock in the foreseeable future.

Contingencies

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

         On December 14, 2000, HCA announced that it signed an agreement with the Department of Justice and four U.S. attorneys' offices resolving all pending federal criminal issues in the government's investigation. HCA also announced at this time that it signed a civil settlement agreement with the Department of Justice resolving civil false claims issues related to DRG coding, outpatient laboratory and home health. The criminal agreement has been accepted by the federal district courts. The civil settlement agreement is conditioned on court approval of the settlement. These agreements relate only to conduct that was the subject of the federal investigations resolved in the agreements, and HCA has stated publicly that it continues to discuss civil claims relating to cost reporting and physician relations with the government.

         Based on our review of documents filed by HCA with the Securities and Exchange Commission, the agreements with the government do not resolve all qui tam actions filed by private parties against HCA. Representatives of state attorneys general have agreed to recommend to state officials that HCA be released from criminal and civil liability related to the matters covered by the settlement agreements.

         HCA has disclosed that, on March 15, 2001, the Department of Justice filed a status report setting forth the government's decisions regarding intervention in existing qui tam actions against HCA and filed formal complaints for those suits in which the government has intervened. HCA stated that, of the original 30 qui tam actions, the Department of Justice remains active in eight actions. The actions are not covered by the settlement agreements.

         In addition, five of our current and former hospitals received notices in early 2001 from the Health Care Financing Administration, a United States government agency that runs the Medicare and Medicaid programs. The notices stated that HCFA was re-opening, for examination, cost reports for Medicare and Medicaid reimbursement filed by these hospitals for periods between 1993 and 1998, which pre-dates our spin-off from HCA.

         HCA agreed to indemnify us for any losses, other than consequential damages, arising from the pending governmental investigations of HCA's business practices prior to the date of the distribution and losses arising from legal proceedings, present or future, related to the investigation or actions engaged in prior to the distribution that relate to the investigation. However, we could be held responsible for any claims that are not covered by the agreements reached with the federal government or for which HCA is not required to, or fails to, indemnify us. We may also be affected by the initiation of additional investigations or claims against HCA in the future, if any, and the related media coverage. Therefore, it is possible that our results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies.

  Americans With Disabilities Act Claim

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

  General Liability Claims

         We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts, for wrongful restriction of, or interference with, physicians' staff privileges and employment related claims. In certain of these actions, plaintiffs request punitive or other damages against us which may not be covered by insurance. We are currently not a party to any proceeding which, in management's opinion, would have a material adverse effect on our business, financial condition or results of operations.

  Physician Commitments

        We have committed to provide financial assistance pursuant to recruiting agreements with various physicians practicing in the communities in which we serve. In consideration for a physician relocating to one of our communities and agreeing to engage in private practice for the benefit of the respective community, we may loan money to a physician, normally over a period of one year, to assist in establishing his or her practice. We have committed to advance amounts of approximately $11.6 at March 31, 2001. The actual amount of commitments to be subsequently advanced to physicians often depends on the financial results of a physician's private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven prorata over a period of 48 months contingent on the physician continuing to practice in the respective community. It is management's opinion that amounts actually advanced and not repaid will not have a material adverse effect on our results of operations or financial position.

  Acquisitions

        We have acquired and will continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although we institute policies intended to conform practices to its standards following completion of acquisitions, there can be no assurance that we will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although we generally seek to obtain indemnification from prospective sellers covering these matters, there can be no assurance that any matter will be covered by indemnification, or if covered, that the indemnification will be adequate to cover potential losses and fines.

Inflation

         The health care industry is labor intensive. Wages and other expenses increase during periods of inflation and when shortages in marketplaces occur. In addition, suppliers pass along rising costs to us in the form of higher prices. Our ability to pass on these increased costs is limited because of increasing regulatory and competitive pressures. In the event we experience inflationary pressures, results of operations may be materially affected.

Health Care Reform

         In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures. While we are unable to predict which, if any, proposals for health care reform will be adopted, there can be no assurance that proposals adverse to our business will not be adopted.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

         During the three months ended March 31, 2001 there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                           Part II: Other Information

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

 10               Amendment No. 1 to Employment Agreement of James M. Fleetwood,
                  Jr.



    (b) Reports on Form 8-K filed during the three months ended March 31, 2001:

           On January 9, 2001, we furnished information pursuant to Item 9 of Form 8-K announcing the signing of our Corporate Integrity Agreement with the Department of Health and Human Services Office of Inspector General; the opening of Bluegrass Community Hospital; and that our Chairman and Chief Executive Officer, James M. Fleetwood, Jr., would be speaking at a healthcare conference.

           On January 31, 2001, we furnished information pursuant to Item 9 of Form 8-K announcing our intention to issue a press release containing our fourth quarter and year ended December 31, 2000 earnings results on Tuesday, February 6, 2001.

           On February 16, 2001, we filed pursuant to Item 5 of Form 8-K a copy of our press release on February 6, 2001 containing fourth quarter and year ended December 31, 2000 earnings results.

                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LifePoint Hospitals, Inc.



Date:  May 14, 2001                 /s/ Kenneth C. Donahey
                                    -------------------------------------
                                    Kenneth C. Donahey
                                    Executive Vice President &
                                    Chief Financial Officer



                                    LifePoint Hospitals Holdings, Inc.



Date:  May 14, 2001                 /s/ Kenneth C. Donahey
                                    -------------------------------------
                                    Kenneth C. Donahey
                                    Executive Vice President &
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

 10               Amendment No. 1 to Employment Agreement of James M. Fleetwood,
                  Jr.