Form 10-Q
period 2001-06-30
LIFEPOINT HOSPITALS INC
filed 2001-08-14
CIK 1074772

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                       OR

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

                               YES [X]     NO [ ]

                        Commission file number 333-84755
                        --------------------------------

                       LifePoint Hospitals Holdings, Inc.
             (Exact name of registrant as specified in its charter)

                     Delaware                               52-2167869
            (State or other jurisdiction                  (IRS Employer
          of incorporation or organization)             Identification No.)

                  103 Powell Court                            37027
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

                               YES [X]     NO [ ]

         As of July 31, 2001, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 38,568,000, and all of the shares of Common Stock of LifePoint Hospitals Holdings, Inc. were owned by LifePoint Hospitals, Inc.

================================================================================

                          Part I: Financial Information

Item 1: Financial Statements

                            LIFEPOINT HOSPITALS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                 (Dollars in millions, except per share amounts)

                                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                             JUNE 30,                             JUNE 30,
                                                                  -----------------------------        -----------------------------
                                                                     2001               2000              2001               2000
                                                                  ----------         ----------        ----------         ----------
Revenues .................................................        $    151.6         $    133.3        $    305.9         $    269.3

Salaries and benefits ....................................              59.4               54.4             119.7              110.1
Supplies .................................................              18.8               16.0              38.4               33.0
Other operating expenses .................................              31.0               28.5              59.4               58.2
Provision for doubtful accounts ..........................              10.6                9.8              22.6               18.9
Depreciation and amortization ............................               8.5                8.4              16.6               16.8
Interest expense, net ....................................               3.7                7.4              10.2               14.6
ESOP expense .............................................               2.4                1.3               5.0                2.4
Gain on previously impaired assets .......................                --                 --              (0.5)                --
                                                                  ----------         ----------        ----------         ----------
                                                                       134.4              125.8             271.4              254.0
                                                                  ----------         ----------        ----------         ----------
Income before minority interests,
 income taxes and extraordinary item .....................              17.2                7.5              34.5               15.3
Minority interests in earnings of consolidated
 entities ................................................               0.7                0.7               1.3                1.3
                                                                  ----------         ----------        ----------         ----------
Income before income taxes and extraordinary item ........              16.5                6.8              33.2               14.0
Provision for income taxes ...............................               8.0                3.1              16.1                6.3
                                                                  ----------         ----------        ----------         ----------
Income before extraordinary item .........................               8.5                3.7              17.1                7.7
Extraordinary loss on early retirement of bank debt,
 net of tax benefit of $1.0 ..............................               1.6                 --               1.6                 --
                                                                  ----------         ----------        ----------         ----------
 Net income ..............................................        $      6.9         $      3.7        $     15.5         $      7.7
                                                                  ==========         ==========        ==========         ==========

Basic earnings per share:

   Income before extraordinary item ......................        $     0.23         $     0.12        $     0.50         $     0.25
   Extraordinary loss on early retirement of bank debt ...             (0.04)                --             (0.05)                --
                                                                  ----------         ----------        ----------         ----------
   Net income ............................................        $     0.19         $     0.12        $     0.45         $     0.25
                                                                  ==========         ==========        ==========         ==========

Diluted earnings per share:

   Income before extraordinary item ......................        $     0.22         $     0.11        $     0.47         $     0.24
   Extraordinary loss on early retirement of bank debt ...             (0.04)                --             (0.04)                --
                                                                  ----------         ----------        ----------         ----------
   Net income ............................................        $     0.18         $     0.11        $     0.43         $     0.24
                                                                  ==========         ==========        ==========         ==========

Shares used in earnings per share calculations (000s):

   Basic .................................................            36,236             31,307            34,420             31,245
       Dilutive securities - stock options ...............             1,426              1,232             1,455              1,036
                                                                  ----------         ----------        ----------         ----------
   Diluted ...............................................            37,662             32,539            35,875             32,281
                                                                  ==========         ==========        ==========         ==========

                             See accompanying notes.

                            LIFEPOINT HOSPITALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in millions, except per share amounts)

                                                                                     JUNE 30,         DECEMBER 31,
                                                                                       2001               2000
                                                                                     --------         ------------
                                                                                    (unaudited)            (1)

                                    ASSETS
Current assets:
   Cash and cash equivalents ..............................................          $   29.5           $   39.7
   Accounts receivable, less allowances for doubtful accounts of $54.7
    at June 30, 2001 and $52.3 at December 31, 2000 .......................              42.5               41.7
   Inventories ............................................................              14.2               13.9
   Deferred taxes and other current assets ................................              14.8               22.2
                                                                                     --------           --------
                                                                                        101.0              117.5
Property and equipment:
   Land ...................................................................               9.1                8.7
   Buildings and improvements .............................................             242.4              236.9
   Equipment ..............................................................             250.8              244.9
   Construction in progress (estimated cost to complete and equip
    after June 30, 2001 - $8.8) ...........................................              20.3                9.4
                                                                                     --------           --------
                                                                                        522.6              499.9
Accumulated depreciation ..................................................            (195.7)            (183.4)
                                                                                     --------           --------
                                                                                        326.9              316.5
Intangible assets, net of accumulated amortization of $11.5 at
   June 30, 2001 and $11.3 at December 31, 2000 ...........................              52.9               53.8
Other .....................................................................               0.1                0.2
                                                                                     --------           --------
                                                                                     $  480.9           $  488.0
                                                                                     ========           ========

                          LIABILITIES AND EQUITY

Current liabilities:
   Accounts payable .......................................................          $   13.7           $   16.1
   Accrued salaries .......................................................              14.9               13.8
   Other current liabilities ..............................................              15.2               11.1
   Current maturities of long-term debt ...................................                --               11.1
                                                                                     --------           --------
                                                                                         43.8               52.1

Long-term debt ............................................................             150.0              278.3
Deferred taxes ............................................................              16.3               15.2
Professional liability risks and other liabilities ........................              14.2                9.4
Minority interests in equity of consolidated entities .....................               4.4                4.6

Stockholders' equity:
   Preferred stock, $0.01 par value; 10,000,000 shares authorized;
    no shares issued ......................................................                --                 --
   Common stock, $0.01 par value; 90,000,000 shares authorized;
    38,534,329 shares and 34,709,504 shares issued and
    outstanding at June 30, 2001 and December 31, 2000,
    respectively ..........................................................               0.4                0.3
   Capital in excess of par value .........................................             263.1              156.5
   Unearned ESOP compensation .............................................             (24.1)             (25.7)
   Notes receivable for shares sold to employees ..........................              (7.2)              (7.2)
   Retained earnings ......................................................              20.0                4.5
                                                                                     --------           --------
                                                                                        252.2              128.4
                                                                                     --------           --------
                                                                                     $  480.9           $  488.0
                                                                                     ========           ========
(1)  Derived from audited financial statements



                             See accompanying notes.

                            LIFEPOINT HOSPITALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                  (In millions)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                     ---------------------------
                                                                       2001               2000
                                                                     --------           --------
Cash flows from operating activities:
    Net income ............................................          $   15.5           $    7.7
    Adjustments to reconcile net income to
     net cash provided by operating activities:
        ESOP expense ......................................               5.0                2.4
        Provision for doubtful accounts ...................              22.6               18.9
        Depreciation and amortization .....................              16.6               16.8
        Minority interests in earnings of consolidated
          entities ........................................               1.3                1.3
        Deferred income taxes (benefit) ...................              (0.7)               8.7
        Reserve for professional liability risk ...........               4.1                2.5
        Gain on previously impaired assets ................              (0.5)                --
        Extraordinary loss on early retirement of
         bank debt ........................................               2.6                 --
        Increase (decrease) in cash from operating
         assets and liabilities, net of effects
         of acquisitions:
           Accounts receivable ............................             (23.2)             (12.9)
           Inventories and other current assets ...........               0.2               (2.3)
           Accounts payable and accrued expenses ..........               2.8              (11.4)
           Income taxes payable ...........................               3.1               (2.5)
        Other .............................................               1.2                1.4
                                                                     --------           --------
           Net cash provided by operating activities ......              50.6               30.6

Cash flows from investing activities:
    Purchases of property and equipment, net ..............             (22.6)             (15.0)
    Purchases of facilities ...............................              (5.7)             (50.3)
    Cash held for acquisitions ............................                --              (33.0)
    Other .................................................               4.8               (1.9)
                                                                     --------           --------
           Net cash used in investing activities ..........             (23.5)            (100.2)

Cash flows from financing activities:
    Proceeds from stock offering, net .....................             100.4                 --
    Repayments of bank debt ...............................            (139.3)              (2.1)
    Proceeds from bank debt borrowings ....................                --               65.0
    Proceeds from exercise of stock options ...............               1.5                0.8
    Other .................................................               0.1               (0.7)
                                                                     --------           --------
           Net cash (used in) provided by
            financing activities ..........................             (37.3)              63.0

Change in cash and cash equivalents .......................             (10.2)              (6.6)
Cash and cash equivalents at beginning of period ..........              39.7               12.5
                                                                     --------           --------
Cash and cash equivalents at end of period ................          $   29.5           $    5.9
                                                                     ========           ========

Interest payments .........................................          $   12.2           $   13.7
Income tax payments .......................................          $   11.8           $     --

                             See accompanying notes.

                            LIFEPOINT HOSPITALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

                   At June 30, 2001, the Company was comprised of 21 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Kansas, Kentucky, Tennessee, Utah and Wyoming.

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                  Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                  In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

                  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $1.6 million per year ($0.02 per diluted share), based upon the Company's 2001 projected net income and diluted shares. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

NOTE 3 - SECONDARY OFFERING AND AMENDED AND RESTATED CREDIT AGREEMENT

                  In March 2001, the Company completed a public offering of 3,680,000 shares of common stock. The net proceeds from the offering were approximately $100.4 million. During April and May of 2001, the Company used the proceeds, along with existing cash, to repay approximately $117.1 million of bank debt which represented the remaining borrowings outstanding under its existing bank credit agreement.

                  In June 2001, the Company completed a $200 million, five-year amended and restated credit agreement with a syndicate of banks, which increased the Company's available credit under its revolving credit agreement from $65 million to $200 million. Upon consummation of this amended and restated agreement, the Company wrote off $2.6 million of deferred loan costs related to the original credit agreement, which resulted in an extraordinary charge of $1.6 million, net of a tax benefit of $1.0 million.

NOTE 4 - CONTINGENCIES

         HCA Investigations, Litigation and Indemnification Rights

                  HCA Inc. ("HCA") is currently the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payer actions and general liability claims. HCA is also the subject of a formal order of investigation by the SEC. HCA understands that the SEC's investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the federal securities laws. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before the Company's formation as an independent company, owned the facilities the Company now owns.

                  HCA is a defendant in several qui tam actions, or actions brought by private parties, known as relators, on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. ss. 3729 et seq., by submitting improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. HCA has disclosed that, on

March 15, 2001, the Department of Justice filed a status report setting forth the government's decisions regarding intervention in existing qui tam actions against HCA and filed formal complaints for those suits in which the government has intervened. HCA stated that, of the original 30 qui tam actions, the Department of Justice remains active and has elected to intervene in eight actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

                  On December 14, 2000, HCA announced that it signed an agreement with the Department of Justice and four U.S. attorneys' offices resolving all pending federal criminal issues in the government's investigation. The criminal agreement has been accepted by the federal district courts. The criminal agreement provided that HCA pay the government $95 million, which payment was made during the first quarter of 2001, and that two non-operating subsidiaries enter certain criminal pleas, which pleas were entered in January 2001.

                  HCA also announced that it signed a civil settlement agreement with the Department of Justice resolving civil false claims issues related to DRG coding, outpatient laboratory and home health. The civil settlement agreement provides that in return for releases on these issues, HCA will pay the government $745 million, with interest accruing from May 18, 2000 to the payment date at a rate of 6.5%. Court approval of this settlement was received on August 7, 2001 and the civil payment is to be made by HCA on or before the fifth day following such court approval. The civil issues that are not covered by the civil agreement include claims related to cost reports and physician relations issues.

                  The agreements announced on December 14, 2000 relate only to conduct that was the subject of the federal investigations resolved in the agreements, and HCA has stated publicly that it continues to discuss civil claims relating to cost reporting and physician relations with the government. These agreements with the government do not resolve various qui tam actions filed by private parties against HCA, or any pending state actions. In addition to other claims not covered by these agreements, the government also reserved its rights under these agreements to pursue any claims it may have for:

         - any civil, criminal or administrative liability under the Internal Revenue code;

         -        any other criminal liability;

         - any administrative liability, including mandatory exclusion from federal health care programs;

         - any liability to the United States (or its agencies) for any conduct other than the conduct covered in the government's investigation;

         - any express or implied warranty claims or other claims for defective or deficient products or services, including quality of goods and services, provided by HCA;

         - any claims for personal injury or property damage or for other similar consequential damages arising from the conduct subject to the investigation; and

         - any civil or administrative claims of the United States against individuals.

                  In addition, five of the Company's current and former hospitals received notices in early 2001 from the Centers for Medicare and Medicaid Services ("CMS"), formerly known as the Health Care Financing Administration, a United States government agency that runs the Medicare and Medicaid programs. The notices stated that CMS was re-opening, for examination, cost reports for Medicare and Medicaid reimbursement filed by these hospitals for periods between 1993 and 1998, which pre-dates the Company's spin-off from HCA.

                  HCA has agreed to indemnify the Company for any losses, other than consequential damages, arising from the pending governmental investigations of HCA's business practices prior to the date of the distribution and losses arising from legal proceedings, present or future, related to the investigation or actions engaged in before the distribution that relate to the investigation. HCA has also agreed that, in the event that any hospital owned by the Company at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to the Company, in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital. However, the Company could be held responsible for any claims that are not covered by the agreements reached with the federal government or for which HCA is not required to, or fails to, indemnify the Company. If indemnified matters were asserted successfully against the Company or any of the Company's facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on the Company's business, financial condition, results of operations or prospects.

                  The extent to which the Company may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on the Company's business, financial condition, results of operations or prospects in future periods.

         Americans with Disabilities Act Claim

                  On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company's hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act. The lawsuit, filed in the United States District Court for the Eastern District of Tennessee, seeks injunctive relief requiring facility modification, where necessary, to meet the Americans with Disabilities Act guidelines, along with attorneys' fees and costs. The Company is working with Access Now, Inc. to determine the scope of facility modification needed to comply with the Act.

         Corporate Integrity Agreement

                  In December 2000, the Company entered into a corporate integrity agreement with the Office of Inspector General and agreed to maintain its compliance program in accordance with the corporate integrity agreement. Complying with the compliance measures and reporting and auditing requirements of the corporate integrity agreement requires additional efforts and costs. Failure to comply with the terms of the corporate integrity agreement could subject the Company to significant monetary penalties.

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

         Physician Commitments

                  The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company has committed to advance amounts of approximately $10.5 million at June 30, 2001. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician's private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community. It is management's opinion that amounts actually advanced and not repaid will not have a material adverse effect on the Company's results of operations or financial position.

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

NOTE 5 - SENIOR SUBORDINATED NOTES

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

                  At June 30, 2001, only one of the Company's subsidiaries, Dodge City Healthcare Group, L.P., was not wholly owned, although all assets, liabilities, equity and earnings of this entity fully and unconditionally, jointly and severally, guarantee the Notes. The Company owns approximately 70% of the partnership interests in this mostly owned guarantor subsidiary.

                  Presented below is summarized condensed unaudited consolidating financial information for the Company and its subsidiaries as of June 30, 2001 and December 31, 2000, and for the three months and six months ended June 30, 2001 and 2000 segregating the parent company, the issuer of the Notes (LifePoint Hospitals Holdings, Inc.), the combined wholly owned Subsidiary Guarantors, the mostly owned Subsidiary Guarantor and eliminations.

                            LIFEPOINT HOSPITALS, INC.
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                  (IN MILLIONS)

                                                                   WHOLLY OWNED   MOSTLY OWNED
                                                       ISSUER OF    SUBSIDIARY     SUBSIDIARY                  CONSOLIDATED
                                               PARENT    NOTES      GUARANTORS     GUARANTOR    ELIMINATIONS      TOTAL
                                               ------  ---------   ------------   ------------  ------------   ------------

Revenues ..............................        $   --    $   --       $143.3         $  8.3        $   --         $151.6

Salaries and benefits .................            --        --         56.8            2.6            --           59.4
Supplies ..............................            --        --         17.8            1.0            --           18.8
Other operating expenses ..............            --        --         29.7            1.3            --           31.0
Provision for doubtful accounts .......            --        --         10.3            0.3            --           10.6
Depreciation and amortization .........            --        --          8.0            0.5            --            8.5
Management fees .......................            --        --         (0.1)           0.1            --             --
Interest expense, net .................            --       4.6         (0.9)            --            --            3.7
ESOP expense ..........................            --        --          2.3            0.1            --            2.4
Equity in earnings of affiliates ......          (6.9)    (12.3)          --             --          19.2             --
                                               ------    ------       ------         ------        ------         ------
                                                 (6.9)     (7.7)       123.9            5.9          19.2          134.4
                                               ------    ------       ------         ------        ------         ------
Income before minority
  interests, income taxes and
  extraordinary item ..................           6.9       7.7         19.4            2.4         (19.2)          17.2
Minority interests in earnings of
  consolidated entities ...............            --       0.7           --             --            --            0.7
                                               ------    ------       ------         ------        ------         ------
Income before income taxes and
  extraordinary item ..................           6.9       7.0         19.4            2.4         (19.2)          16.5
Provision for income taxes ............            --      (1.5)         9.5             --            --            8.0
                                               ------    ------       ------         ------        ------         ------
Income before extraordinary item ......           6.9       8.5          9.9            2.4         (19.2)           8.5
Extraordinary loss on early
  retirement of debt, net .............            --       1.6           --             --            --            1.6
                                               ------    ------       ------         ------        ------         ------
     Net income .......................        $  6.9    $  6.9       $  9.9         $  2.4        $(19.2)        $  6.9
                                               ======    ======       ======         ======        ======         ======

                            LIFEPOINT HOSPITALS, INC.
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                  (IN MILLIONS)

                                                                   WHOLLY OWNED   MOSTLY OWNED
                                                       ISSUER OF    SUBSIDIARY     SUBSIDIARY                  CONSOLIDATED
                                               PARENT    NOTES      GUARANTORS     GUARANTOR    ELIMINATIONS      TOTAL
                                               ------  ---------   ------------   ------------  ------------   ------------

Revenues ..............................        $   --    $   --       $125.3         $  8.0        $   --         $133.3

Salaries and benefits .................            --        --         51.7            2.7            --           54.4
Supplies ..............................            --        --         15.0            1.0            --           16.0
Other operating expenses ..............            --        --         27.2            1.3            --           28.5
Provision for doubtful accounts .......            --        --          9.3            0.5            --            9.8
Depreciation and amortization .........            --        --          7.9            0.5            --            8.4
Management fees .......................            --        --         (0.1)           0.1            --             --
Interest expense, net .................            --       7.4         (0.1)           0.1            --            7.4
ESOP expense ..........................            --        --          1.3             --            --            1.3
Equity in earnings of affiliates ......          (3.7)     (8.9)          --             --          12.6             --
                                               ------    ------       ------         ------        ------         ------
                                                 (3.7)     (1.5)       112.2            6.2          12.6          125.8
                                               ------    ------       ------         ------        ------         ------
Income before minority
  interests and income taxes ..........           3.7       1.5         13.1            1.8         (12.6)           7.5
Minority interests in earnings of
  consolidated entities ...............            --       0.7           --             --            --            0.7
                                               ------    ------       ------         ------        ------         ------
Income before income taxes ............           3.7       0.8         13.1            1.8         (12.6)           6.8
Provision for income taxes ............            --      (2.9)         6.0             --            --            3.1
                                               ------    ------       ------         ------        ------         ------

     Net income .......................        $  3.7    $  3.7       $  7.1         $  1.8        $(12.6)        $  3.7
                                               ======    ======       ======         ======        ======         ======

                            LIFEPOINT HOSPITALS, INC.
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (IN MILLIONS)

                                                                   WHOLLY OWNED   MOSTLY OWNED
                                                       ISSUER OF    SUBSIDIARY     SUBSIDIARY                  CONSOLIDATED
                                               PARENT    NOTES      GUARANTORS     GUARANTOR    ELIMINATIONS      TOTAL
                                               ------  ---------   ------------   ------------  ------------   ------------
Revenues ..............................        $   --    $   --       $289.7         $ 16.2        $   --         $305.9

Salaries and benefits .................            --        --        114.6            5.1            --          119.7
Supplies ..............................            --        --         36.4            2.0            --           38.4
Other operating expenses ..............            --        --         57.1            2.3            --           59.4
Provision for doubtful accounts .......            --        --         21.7            0.9            --           22.6
Depreciation and amortization .........            --        --         15.7            0.9            --           16.6
Management fees .......................            --        --         (0.3)           0.3            --             --
Interest expense, net .................            --      12.2         (2.0)            --            --           10.2
ESOP expense ..........................            --        --          4.8            0.2            --            5.0
Gain on previously impaired assets ....            --        --         (0.5)            --            --           (0.5)
Equity in earnings of affiliates ......         (15.5)    (26.2)          --             --          41.7             --
                                               ------    ------       ------         ------        ------         ------
                                                (15.5)    (14.0)       247.5           11.7          41.7          271.4
                                               ------    ------       ------         ------        ------         ------
Income before minority interests,
  income taxes and extraordinary
  item ................................          15.5      14.0         42.2            4.5         (41.7)          34.5
Minority interests in earnings of
  consolidated entities ...............            --       1.3           --             --            --            1.3
                                               ------    ------       ------         ------        ------         ------
Income before income taxes and
  extraordinary item ..................          15.5      12.7         42.2            4.5         (41.7)          33.2
Provision for income taxes ............            --      (4.4)        20.5             --            --           16.1
                                               ------    ------       ------         ------        ------         ------
Income before extraordinary item ......          15.5      17.1         21.7            4.5         (41.7)          17.1
Extraordinary loss on early
  retirement of debt, net .............            --       1.6           --             --            --            1.6
                                               ------    ------       ------         ------        ------         ------
     Net income .......................        $ 15.5    $ 15.5       $ 21.7         $  4.5        $(41.7)        $ 15.5
                                               ======    ======       ======         ======        ======         ======

                            LIFEPOINT HOSPITALS, INC.
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (IN MILLIONS)

                                                                   WHOLLY OWNED   MOSTLY OWNED
                                                       ISSUER OF    SUBSIDIARY     SUBSIDIARY                  CONSOLIDATED
                                               PARENT    NOTES      GUARANTORS     GUARANTOR    ELIMINATIONS      TOTAL
                                               ------  ---------   ------------   ------------  ------------   ------------

Revenues ..............................        $   --    $   --       $253.1         $ 16.2        $   --         $269.3

Salaries and benefits .................            --        --        104.8            5.3            --          110.1
Supplies ..............................            --        --         30.9            2.1            --           33.0
Other operating expenses ..............            --        --         55.8            2.4            --           58.2
Provision for doubtful accounts .......            --        --         17.8            1.1            --           18.9
Depreciation and amortization .........            --        --         15.9            0.9            --           16.8
Interest expense, net .................            --      14.6         (0.2)           0.2            --           14.6
Management fees .......................            --        --         (0.3)           0.3            --             --
ESOP expense ..........................            --        --          2.3            0.1            --            2.4
Equity in earnings of
  affiliates ..........................          (7.7)    (18.2)          --             --          25.9             --
                                               ------    ------       ------         ------        ------         ------
                                                 (7.7)     (3.6)       227.0           12.4          25.9          254.0
                                               ------    ------       ------         ------        ------         ------
Income before minority interests
  and income taxes ....................           7.7       3.6         26.1            3.8         (25.9)          15.3
Minority interests in earnings of
  consolidated entities ...............            --       1.3           --             --            --            1.3
                                               ------    ------       ------         ------        ------         ------
Income before income taxes ............           7.7       2.3         26.1            3.8         (25.9)          14.0
Provision for income taxes ............            --      (5.4)        11.7             --            --            6.3
                                               ------    ------       ------         ------        ------         ------

     Net income .......................        $  7.7    $  7.7       $ 14.4         $  3.8        $(25.9)        $  7.7
                                               ======    ======       ======         ======        ======         ======

                            LIFEPOINT HOSPITALS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2001
                                  (IN MILLIONS)

                                                                   WHOLLY OWNED   MOSTLY OWNED
                                                       ISSUER OF    SUBSIDIARY     SUBSIDIARY                  CONSOLIDATED
                                               PARENT    NOTES      GUARANTORS     GUARANTOR    ELIMINATIONS      TOTAL
                                               ------  ---------   ------------   ------------  ------------   ------------

              ASSETS

Current assets:
    Cash and cash equivalents .........        $   --   $   --       $ 29.5          $   --       $    --         $ 29.5
    Accounts receivable, net ..........            --       --         37.5             5.0            --           42.5
    Inventories .......................            --       --         13.2             1.0            --           14.2
    Deferred taxes and other
      current assets ..................            --       --         14.7             0.1            --           14.8
                                               ------   ------       ------          ------       -------         ------
                                                   --       --         94.9             6.1            --          101.0
Property and equipment:
    Land ..............................            --       --          8.8             0.3            --            9.1
    Buildings and improvements ........            --       --        232.5             9.9            --          242.4
    Equipment .........................            --       --        240.0            10.8            --          250.8
    Construction in progress ..........            --       --         20.3              --            --           20.3
                                               ------   ------       ------          ------       -------         ------
                                                   --       --        501.6            21.0            --          522.6
Accumulated depreciation ..............                              (182.7)          (13.0)           --         (195.7)
                                               ------   ------       ------          ------       -------         ------
                                                   --       --        318.9             8.0            --          326.9
Net investment in and advances to
  subsidiaries ........................         252.2    436.8           --              --        (689.0)            --
Intangible assets, net ................            --      7.2         35.7            10.0            --           52.9
Other .................................            --       --          0.1              --            --            0.1
                                               ------   ------       ------          ------       -------         ------
                                               $252.2   $444.0       $449.6          $ 24.1       $(689.0)        $480.9
                                               ======   ======       ======          ======       =======         ======


   LIABILITIES AND EQUITY

Current liabilities
    Accounts payable ..................        $   --   $   --       $ 13.0          $  0.7       $    --         $ 13.7
    Accrued salaries ..................            --       --         14.9              --            --           14.9
    Other current liabilities .........            --      2.0         13.1             0.1            --           15.2
    Current maturities of
      long-term debt ..................            --       --           --              --            --             --
                                               ------   ------       ------          ------       -------         ------
                                                   --      2.0         41.0             0.8            --           43.8

Intercompany balances to affiliates ...            --     35.4        (42.7)            7.3            --             --

Long-term debt ........................            --    150.0           --              --            --          150.0
Deferred taxes ........................            --       --         16.3              --            --           16.3
Professional liability risks and
  other liabilities ...................            --       --         14.2              --            --           14.2

Minority interests in equity of
  consolidated entities ...............            --      4.4           --              --            --            4.4

Stockholders' equity ..................         252.2    252.2        420.8            16.0        (689.0)         252.2
                                               ------   ------       ------          ------       -------         ------
                                               $252.2   $444.0       $449.6          $ 24.1       $(689.0)        $480.9
                                               ======   ======       ======          ======       =======         ======

                            LIFEPOINT HOSPITALS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                  (IN MILLIONS)

                                                                   WHOLLY OWNED   MOSTLY OWNED
                                                       ISSUER OF    SUBSIDIARY     SUBSIDIARY                  CONSOLIDATED
                                               PARENT    NOTES      GUARANTORS     GUARANTOR    ELIMINATIONS      TOTAL
                                               ------  ---------   ------------   ------------  ------------   ------------
              ASSETS

Current assets:
    Cash and cash equivalents .........        $   --   $   --       $ 39.7          $   --        $    --        $ 39.7
    Accounts receivable, net ..........            --       --         36.4             5.3             --          41.7
    Inventories .......................            --       --         12.9             1.0             --          13.9
    Deferred taxes and other
      current assets ..................            --       --         22.1             0.1             --          22.2
                                               ------   ------       ------          ------        -------        ------
                                                   --       --        111.1             6.4             --         117.5
Property and equipment:
    Land ..............................            --       --          8.4             0.3             --           8.7
    Buildings and improvements ........            --       --        227.0             9.9             --         236.9
    Equipment .........................            --       --        234.4            10.5             --         244.9
    Construction in progress ..........            --       --          9.4              --             --           9.4
                                               ------   ------       ------          ------        -------        ------
                                                   --       --        479.2            20.7             --         499.9
Accumulated depreciation ..............            --       --       (170.9)          (12.5)            --        (183.4)
                                               ------   ------       ------          ------        -------        ------
                                                   --       --        308.3             8.2             --         316.5
Net investment in and advances to
  subsidiaries ........................         128.4    401.5           --              --         (529.9)           --
Intangible assets, net ................            --      9.1         34.5            10.2             --          53.8
Other .................................            --       --          0.2              --             --           0.2
                                               ------   ------       ------          ------        -------        ------
                                               $128.4   $410.6       $454.1          $ 24.8        $(529.9)       $488.0
                                               ======   ======       ======          ======        =======        ======

        LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable ..................        $   --   $   --       $ 15.6          $  0.5        $    --        $ 16.1
    Accrued salaries ..................            --       --         13.8              --             --          13.8
    Other current liabilities .........            --      2.6          8.2             0.3             --          11.1
    Current maturities of long-term
      debt ............................            --     11.0          0.1              --             --          11.1
                                               ------   ------       ------          ------        -------        ------
                                                   --     13.6         37.7             0.8             --          52.1

Intercompany balances to affiliates ...            --    (14.3)         6.4             7.9             --            --

Long-term debt ........................            --    278.3           --              --             --         278.3
Deferred taxes ........................            --       --         15.2              --             --          15.2
Professional liability risks and
  other liabilities ...................            --       --          9.4              --             --           9.4

Minority interests in equity of
  consolidated entities ...............            --      4.6           --              --             --           4.6

Stockholders' equity ..................         128.4    128.4        385.4            16.1         (529.9)        128.4
                                               ------   ------       ------          ------        -------        ------
                                               $128.4   $410.6       $454.1          $ 24.8        $(529.9)       $488.0
                                               ======   ======       ======          ======        =======        ======


                            LIFEPOINT HOSPITALS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (IN MILLIONS)

                                                                   WHOLLY OWNED   MOSTLY OWNED
                                                       ISSUER OF    SUBSIDIARY     SUBSIDIARY                  CONSOLIDATED
                                               PARENT    NOTES      GUARANTORS     GUARANTOR    ELIMINATIONS      TOTAL
                                               ------  ---------   ------------   ------------  ------------   ------------

Cash flows from operating activities:
   Net income ...........................      $ 15.5   $ 15.5       $ 21.7          $  4.5        $ (41.7)       $ 15.5
   Adjustments to reconcile net
     income to net cash provided
     by (used in) operating activities:
      ESOP expense ......................          --       --          4.8             0.2             --           5.0
      Equity in earnings of
        affiliates ......................       (15.5)   (26.2)          --              --           41.7            --
      Provision for doubtful accounts ...          --       --         21.7             0.9             --          22.6
      Depreciation and amortization .....          --       --         15.7             0.9             --          16.6
      Minority interests in earnings
        of consolidated entities ........          --      1.3           --              --             --           1.3
      Deferred income taxes (benefit) ...          --       --         (0.7)             --             --          (0.7)
      Reserve for professional
         liability risk .................          --       --          4.1              --             --           4.1
      Gain on previously impaired
        assets ..........................          --       --         (0.5)             --             --          (0.5)
      Extraordinary loss on early
        retirement of bank debt .........          --      2.6           --              --             --           2.6
      Increase (decrease) in cash
        from operating assets and
        liabilities, net of effects
        of acquisitions:
        Accounts receivable .............          --       --        (22.6)           (0.6)            --         (23.2)
        Inventories and other current
          assets ........................          --       --          0.2              --             --           0.2
        Accounts payable and
          accrued expenses ..............          --     (0.6)         3.4              --             --           2.8
        Income taxes payable ............          --       --          3.1              --             --           3.1
      Other .............................          --      1.0          0.2              --             --           1.2
                                               ------   ------       ------          ------        -------        ------
        Net cash provided by (used
          in) operating activities ......          --     (6.4)        51.1             5.9             --          50.6

Cash flows from investing activities:
   Purchases of property and equipment,
     net ................................          --       --        (22.1)           (0.5)            --         (22.6)
   Purchases of facilities ..............          --       --         (5.7)             --             --          (5.7)
   Cash held for acquisitions ...........          --       --           --              --             --            --
   Other ................................          --     (1.5)         6.3              --             --           4.8
                                               ------   ------       ------          ------        -------        ------
        Net cash used in investing
          activities ....................          --     (1.5)       (21.5)           (0.5)            --         (23.5)

Cash flows from financing activities:
   Proceeds from stock offering, net ....          --    100.4           --              --             --         100.4
   Repayments of bank debt ..............          --   (139.3)          --              --             --        (139.3)
   Proceeds from bank debt borrowings ...          --       --           --              --             --            --
   Distributions ........................          --       --          4.8            (4.8)            --            --
   Proceeds from exercise of stock
     options ............................          --       --          1.5              --             --           1.5
   Increase (decrease) in
     intercompany balances with
     affiliates, net ....................          --     46.7        (46.1)           (0.6)            --            --
   Other ................................          --      0.1           --              --             --           0.1
                                               ------   ------       ------          ------        -------        ------
        Net cash provided by (used
          in) financing activities ......          --      7.9        (39.8)           (5.4)            --         (37.3)

Change in cash and cash equivalents .....          --       --        (10.2)             --             --         (10.2)
Cash and cash equivalents at
  beginning of period ...................          --       --         39.7              --             --          39.7
                                               ------   ------       ------          ------        -------        ------
Cash and cash equivalents at end
  of period .............................      $   --   $   --       $ 29.5          $   --        $    --        $ 29.5
                                               ======   ======       ======          ======        =======        ======

                            LIFEPOINT HOSPITALS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (IN MILLIONS)

                                                                   WHOLLY OWNED   MOSTLY OWNED
                                                       ISSUER OF    SUBSIDIARY     SUBSIDIARY                  CONSOLIDATED
                                               PARENT    NOTES      GUARANTORS     GUARANTOR    ELIMINATIONS      TOTAL
                                               ------  ---------   ------------   ------------  ------------   ------------
Cash flows from operating activities:
   Net income ...........................      $  7.7   $  7.7       $ 14.4          $  3.8        $ (25.9)       $   7.7
   Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities:
      ESOP expense ......................          --       --          2.3             0.1             --            2.4
      Equity in earnings of affiliates ..        (7.7)   (18.2)          --              --           25.9             --
      Provision for doubtful accounts ...          --       --         17.8             1.1             --           18.9
      Depreciation and amortization .....          --       --         15.9             0.9             --           16.8
      Minority interests in earnings
        of consolidated entities ........          --      1.3           --              --             --            1.3
      Deferred income taxes .............          --       --          8.7              --             --            8.7
      Reserve for professional
        liability risk ..................          --       --          2.5              --             --            2.5
      Increase (decrease) in cash
        from operating assets and
        liabilities, net of effects
        of acquisitions:
        Accounts receivable .............          --       --        (11.9)           (1.0)            --          (12.9)
        Inventories and other current
          assets ........................          --       --         (2.4)            0.1             --           (2.3)
        Accounts payable and accrued
          expenses ......................          --      0.1        (11.5)             --             --          (11.4)
        Income taxes payable ............                   --           --            (2.5)            --           (2.5)
      Other .............................          --      0.1          1.3              --             --            1.4
                                               ------   ------       ------          ------        -------        -------
        Net cash provided by (used
          in) operating activities ......          --     (9.0)        34.6             5.0             --           30.6

Cash flows from investing activities:
   Purchases of property and
     equipment, net .....................          --       --        (14.8)           (0.2)            --          (15.0)
   Purchases of facilities ..............          --       --        (50.3)             --             --          (50.3)
   Cash held for acquisitions ...........          --       --        (33.0)             --             --          (33.0)
   Other ................................          --     (1.7)        (0.2)             --             --           (1.9)
                                               ------   ------       ------          ------        -------        -------
        Net cash used in investing
          activities ....................          --     (1.7)       (98.3)           (0.2)             --        (100.2)

Cash flows from financing activities:
   Repayments of bank debt ..............          --     (2.1)          --              --             --           (2.1)
   Proceeds from bank debt borrowings ...          --     65.0           --              --             --           65.0
   Distributions ........................          --       --          5.2            (5.2)            --             --
   Proceeds from exercise of stock
     options ............................          --       --          0.8              --             --            0.8
   Other ................................          --     (0.7)          --              --             --           (0.7)
   Increase (decrease) in intercompany
     balances with affiliates, net ......          --    (51.5)        51.1             0.4             --             --
                                               ------   ------       ------          ------        -------        -------
        Net cash provided by (used in)
         financing activities ...........          --     10.7         57.1            (4.8)            --           63.0

Change in cash and cash equivalents .....          --       --         (6.6)             --             --           (6.6)
Cash and cash equivalents at
  beginning of period ...................          --       --         12.5              --             --           12.5
                                               ------   ------       ------          ------        -------        -------
Cash and cash equivalents at end
  of period .............................      $   --   $   --       $  5.9          $   --        $    --        $   5.9
                                               ======   ======       ======          ======        =======        =======

NOTE 6 - BLUEGRASS COMMUNITY HOSPITAL

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

         At June 30, 2001, we operated 21 general, acute care hospitals in the states of Alabama, Florida, Kansas, Kentucky, Tennessee, Utah and Wyoming.

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

- claims and legal actions relating to professional liabilities and other matters;

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

Results of Operations

         Revenue/Volume Trends

                  We expect our patient volumes and related revenues to continue to increase as a result of the following factors:

- Expanding Service Offerings. We believe our efforts to improve the quality and broaden the scope of healthcare services available at our facilities will lead to increased patient volumes. Recruiting and retaining both general practitioners and specialists for our non-urban communities is a key to the success of these efforts. Between January 1, 1998 and June 30, 2001, we recruited 198 physicians, of which approximately 59% are specialists. Adding new physicians should help increase patient volumes which, in turn, should increase revenues. Continuing to add specialists should also allow us to grow by offering new services.

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

- Medicare Rate Increases. The Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000 (BIPA) was enacted in December 2000. Under BIPA, we have experienced Medicare rate increases that began in April 2001.

                  Although we expect our patient volumes to increase, the resulting revenue will likely be offset in part by the following factors:

- Revenues from Medicare, Medicaid and Managed Care Plans. We derive a significant portion of our revenues from Medicare, Medicaid and managed care plans. Admissions related to Medicare, Medicaid and managed care plan patients were 91.1% and 90.5% of total admissions for the six months ended June 30, 2001 and 2000, respectively. These payors receive significant discounts compared to other payors.

- Efforts to Reduce Payments. Other third-party payors also negotiate discounted fees rather than paying standard prices. Hospitals generally receive lower payments per patient under managed care plans than under traditional indemnity insurance plans. In addition, an increasing proportion of our services are reimbursed under prospective payment amounts regardless of the cost incurred.

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

                  Pressure on payment levels, the increase in outpatient services and the patient volume being related to patients participating in managed care plans will present ongoing challenges for us. These challenges are exacerbated by our inability to control these trends and the associated risks. To maintain or improve operating margins in the future, we must, among other things, increase patient volumes while controlling the costs of providing services. If we are not able to achieve these improvements and the trend toward declining reimbursements and payments continues, results of operations and cash flow will deteriorate.

Operating Results Summary

         The following is a summary of results of operations for the three months and six months ended June 30, 2001 and 2000 (dollars in millions):

                                                                     THREE MONTHS ENDED JUNE 30,
                                                          --------------------------------------------------
                                                                  2001                        2000
                                                          ---------------------        ---------------------
                                                                         % OF                         % OF
                                                          AMOUNT       REVENUES        AMOUNT       REVENUES
                                                          ------       --------        ------       --------
Revenues .........................................        $151.6         100.0%        $133.3         100.0%

Salaries and benefits ............................          59.4          39.2           54.4          40.8
Supplies .........................................          18.8          12.4           16.0          12.0
Other operating expenses .........................          31.0          20.4           28.5          21.3
Provision for doubtful accounts ..................          10.6           7.0            9.8           7.4
                                                          ------        ------         ------        ------
                                                           119.8          79.0          108.7          81.5
                                                          ------        ------         ------        ------

EBITDA (a) .......................................          31.8          21.0           24.6          18.5

Depreciation and amortization ....................           8.5           5.7            8.4           6.4
Interest expense, net ............................           3.7           2.4            7.4           5.6
ESOP expense .....................................           2.4           1.6            1.3           1.0
                                                          ------        ------         ------        ------
Income before minority interests,
 income taxes and extraordinary
 item ............................................          17.2          11.3            7.5           5.5
Minority interests in earnings of
 consolidated entities ...........................           0.7           0.4            0.7           0.4
                                                          ------        ------         ------        ------
Income before income taxes and
 extraordinary item ..............................          16.5          10.9            6.8           5.1
Provision for income taxes .......................           8.0           5.3            3.1           2.3
                                                          ------        ------         ------        ------
Income before extraordinary item .................           8.5           5.6            3.7           2.8
Extraordinary loss on early
 retirement of bank debt, net ....................           1.6           1.0             --            --
                                                          ------        ------         ------        ------
Net income .......................................        $  6.9           4.6%        $  3.7           2.8%
                                                          ======        ======         ======        ======

% changes from prior year:
Revenues ..........................................                       13.8%
Income before income taxes and
 extraordinary item ...............................                      140.6
Income before extraordinary item ..................                      130.3
Net income ........................................                       86.9
Admissions (b) ....................................                       12.1
Equivalent admissions (c) .........................                        9.0
Revenues per equivalent admission .................                        4.3

Same hospital % changes from prior year (d):
Revenues ..........................................                       10.0%
Admissions (b) ....................................                        6.3
Equivalent admissions (c) .........................                        6.8
Revenues per equivalent admission .................                        3.0

                                                                      SIX MONTHS ENDED JUNE 30,
                                                          --------------------------------------------------
                                                                  2001                        2000
                                                          ---------------------        ---------------------
                                                                         % OF                         % OF
                                                          AMOUNT       REVENUES        AMOUNT       REVENUES
                                                          ------       --------        ------       --------

Revenues .........................................        $305.9         100.0%        $269.3         100.0%

Salaries and benefits ............................         119.7          39.1          110.1          40.9
Supplies .........................................          38.4          12.5           33.0          12.2
Other operating expenses .........................          59.4          19.5           58.2          21.7
Provision for doubtful accounts ..................          22.6           7.4           18.9           7.0
                                                          ------        ------         ------        ------
                                                           240.1          78.5          220.2          81.8
                                                          ------        ------         ------        ------

EBITDA (a) .......................................          65.8          21.5           49.1          18.2

Depreciation and amortization ....................          16.6           5.4           16.8           6.3
Interest expense, net ............................          10.2           3.3           14.6           5.4
ESOP expense .....................................           5.0           1.7            2.4           0.9
Gain on previously impaired assets ...............          (0.5)         (0.2)            --            --
                                                          ------        ------         ------        ------
Income before minority interests,
 income taxes and extraordinary
 item ............................................          34.5          11.3           15.3           5.6
Minority interests in earnings of
 consolidated entities ...........................           1.3           0.5            1.3           0.4
                                                          ------        ------         ------        ------
Income before income taxes and
 extraordinary item ..............................          33.2          10.8           14.0           5.2
Provision for income taxes .......................          16.1           5.2            6.3           2.3
                                                          ------        ------         ------        ------
Income before extraordinary item .................          17.1           5.6            7.7           2.9
Extraordinary loss on early
 retirement of bank debt, net ....................           1.6           0.5             --            --
                                                          ------        ------         ------        ------
Net income .......................................        $ 15.5           5.1%        $  7.7           2.9%
                                                          ======        ======         ======        ======

% changes from prior year:
Revenues ..........................................                       13.6%
Income before income taxes
 and extraordinary item ...........................                      136.5
Income before extraordinary item ..................                      121.9
Net income ........................................                      101.1
Admissions (b) ....................................                       10.9
Equivalent admissions (c) .........................                        8.7
Revenues per equivalent admission .................                        4.5

Same hospital % changes from prior year (d):
Revenues ..........................................                       10.5%
Admissions (b) ....................................                        6.0
Equivalent admissions (c) .........................                        7.9
Revenues per equivalent admission .................                        2.4

---------------

(a) EBITDA is defined as income before depreciation and amortization, interest expense, gain on previously impaired assets, ESOP expense, minority interests in earnings of consolidated entities, extraordinary items and income taxes. EBITDA is commonly used as an analytical indicator within the healthcare industry and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

For the Three Months Ended June 30, 2001 and 2000

                  Revenues increased 13.8% to $151.6 million for the three months ended June 30, 2001 compared to $133.3 million for the three months ended June 30, 2000 primarily as a result of a 9.0% increase in equivalent admissions, a 4.3% increase in revenues per equivalent admission and an increase in services offered. The increase in equivalent admissions was primarily the result of a 6.8% increase in same hospital equivalent admissions. In addition, equivalent admissions increased as a result of our acquisition of two hospitals and were partially offset by our sale of five hospitals during fiscal 2000.

                  Our costs did not increase at the same rate as our revenues. The increase in volumes and revenues per equivalent admission contributed to the reduction of our operating expenses as a percentage of revenues because we were able to spread our operating costs over an increased base of revenues.

                  Salaries and benefits decreased as a percentage of revenues to 39.2% for the three months ended June 30, 2001 from 40.8% for the three months ended June 30, 2000 primarily as a result of improvements in labor productivity and an increase in revenues per equivalent admission, as discussed above. Man-hours per equivalent admission decreased 5.1% over the same period last year. The decrease in salaries and benefits as a percentage of revenues was partially offset by a 5.6% increase in salaries and benefits per man-hour for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

                  Supply costs increased as a percentage of revenues to 12.4% for the three months ended June 30, 2001 from 12.0% for the three months ended June 30, 2000. The cost of supplies per equivalent admission increased 7.9% primarily as a result of increases in the number of surgeries performed by us during the three months ended June 30, 2001 compared to the three months ended June 30, 2000 as supply costs incurred in connection with surgeries are higher than supply costs incurred for other procedures. In addition, the increase is partially due to increases in pharmaceutical costs and new product development costs as well as general inflation.

                  Other operating expenses decreased as a percentage of revenues to 20.4% for the three months ended June 30, 2001 from 21.3% for the three months ended June 30, 2000. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily the result of an increase in volumes and revenues per equivalent admission as discussed above and a decrease in professional fees and contract services as a percentage of revenues.

                  Provision for doubtful accounts decreased as a percentage of revenues to 7.0% for the three months ended June 30, 2001 from 7.4% for the three months ended June 30, 2000 primarily due to the effect of two of our fiscal 2000 dispositions. The provision for doubtful accounts as a percentage of revenues at these hospitals was significantly higher than our average.

                  Depreciation and amortization expense increased slightly to $8.5 million for the three months ended June 30, 2001 compared to $8.4 million for the three months ended June 30, 2000.

                  Net interest expense decreased to $3.7 million for the three months ended June 30, 2001 from $7.4 million for the three months ended June 30, 2000. This decrease was primarily due to our repayment of the remaining bank debt borrowings outstanding during April and May 2001 and $1.1 million in interest income for the three months ended June 30, 2001 resulting from higher cash balances during the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

                  ESOP expense increased to $2.4 million for the three months ended June 30, 2001 from $1.3 million for the three months ended June 30, 2000. This increase was primarily because of a higher average fair market value of our common stock for the three months ended June 30, 2001 compared to the same period last year. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

                  Minority interests in earnings of consolidated entities remained constant at $0.7 million for the three months ended June 30, 2001 and 2000.

                  The provision for income taxes increased to $8.0 million for the three months ended June 30, 2001 compared to $3.1 million for the three months ended June 30, 2000 primarily as a result of higher pre-tax income for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. These provisions reflect effective income tax rates of 48.4% for the three months ended June 30, 2001 compared to 46.0% for the three months ended June 30, 2000. The increase in the effective rate results from the increase in the nondeductible portion of ESOP expense.

                  In June 2001, we completed a $200 million, five-year amended and restated credit agreement with a syndicate of banks, which increased our available credit under our revolving credit agreement from $65 million to $200 million. Upon consummation of this amended and restated agreement, we wrote off $2.6 million of deferred loan costs related to our original credit agreement, which resulted in an extraordinary charge of $1.6 million, net of a tax benefit of $1.0 million.

                  Net income increased to $6.9 million for the three months ended June 30, 2001 compared to $3.7 million for the three months ended June 30, 2000 because of the reasons described above.

For the Six Months Ended June 30, 2001 and 2000

                  Revenues increased 13.6% to $305.9 million for the six months ended June 30, 2001 compared to $269.3 million for the six months ended June 30, 2000 primarily as a result of an 8.7% increase in equivalent admissions, a 4.5% increase in revenues per equivalent admission and an increase in services offered. The increase in equivalent admissions was primarily the result of a 7.9% increase in same hospital equivalent admissions. In addition, equivalent admissions increased as a result of our acquisition of two hospitals and were partially offset by our sale of five hospitals during fiscal 2000.

                  Our costs did not increase at the same rate as our revenues. The increase in volumes and revenues per equivalent admission contributed to the reduction of our operating expenses as a percentage of revenues because we were able to spread our operating costs over an increased base of revenues.

                  Salaries and benefits decreased as a percentage of revenues to 39.1% for the six months ended June 30, 2001 from 40.9% for the six months ended June 30, 2000 primarily as a result of improvements in labor productivity and an increase in revenues per equivalent admission, as discussed above. Man-hours per equivalent admission decreased 6.4% over the same period last year. The decrease in salaries and benefits as a percentage of revenue was partially offset by a 7.0% increase in salaries and benefits per man-hour for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

                  Supply costs increased as a percentage of revenues to 12.5% for the six months ended June 30, 2001 from 12.2% for the six months ended June 30, 2000. The cost of supplies per equivalent admission increased 7.0% primarily as a result of increases in the number of surgeries performed by us during the six months ended June 30, 2001 compared to the six months ended June 30, 2000 as supply costs incurred in connection with surgeries are higher than supply costs incurred for other procedures. In addition, the increase is partially due to increases in pharmaceutical costs and new product development costs as well as general inflation.

                  Other operating expenses decreased as a percentage of revenues to 19.5% for the six months ended June 30, 2001 from 21.7% for the six months ended June 30, 2000. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily the result of an increase in volumes and revenues per equivalent admission as discussed above and a decrease in professional fees and contract services as a percentage of revenues.

                  Provision for doubtful accounts increased as a percentage of revenues to 7.4% for the six months ended June 30, 2001 from 7.0% for the six months ended June 30, 2000 primarily due to the effect of one of our fiscal 2000 acquisitions. The provision for doubtful accounts as a percentage of revenues at this hospital was significantly higher than our average.

                  Depreciation and amortization expense decreased to $16.6 million for the six months ended June 30, 2001 from $16.8 million for the six months ended June 30, 2000 primarily due to certain equipment which was fully depreciated in fiscal 2000 and the sale of five hospitals during fiscal 2000. This decrease was partially offset by an increase in depreciation and amortization expense related to two hospitals we acquired during fiscal 2000.

                  Net interest expense decreased to $10.2 million for the six months ended June 30, 2001 from $14.6 million for the six months ended June 30, 2000. This decrease was primarily due to our repayment of the remaining bank debt borrowings outstanding during April and May 2001 and $2.0 million in interest income for the six months ended June 30, 2001 resulting from higher cash balances during the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

                  ESOP expense increased to $5.0 million for the six months ended June 30, 2001 from $2.4 million for the six months ended June 30, 2000. This increase was due to a higher average fair market value of our common stock for the six months ended June 30, 2001 compared to the same period last year. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

                  During the six months ended June 30, 2001, we recorded a $0.5 million pre-tax gain related to the favorable settlement on the sale of a facility that we previously recorded an impairment charge.

                  Minority interests in earnings of consolidated entities remained constant at $1.3 million for the six months ended June 30, 2001 and 2000.

                  The provision for income taxes increased to $16.1 million for the six months ended June 30, 2001 compared to $6.3 million for the six months ended June 30, 2000 primarily as a result of higher pre-tax income for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. These provisions reflect effective income tax rates of 48.4% for 2001 compared to 45.0% for 2000. The increase in the effective rate is due to the increase in the nondeductible portion of ESOP expense.

                  In June 2001, we completed a $200 million, five-year amended and restated credit agreement with a syndicate of banks, which increased our available credit under our revolving credit agreement from $65 million to $200 million. Upon consummation of this amended and restated agreement, we wrote off $2.6 million of deferred loan costs related to our original credit agreement, which resulted in an extraordinary charge of $1.6 million, net of a tax benefit of $1.0 million.

                  Net income increased to $15.5 million for the six months ended June 30, 2001 compared to $7.7 million for the six months ended June 30, 2000 because of the reasons described above.

Liquidity and Capital Resources

                  We rely on our bank credit facilities and other traditional funding sources to supplement any cash needs not met by operations. At June 30, 2001, we had working capital of $57.2 million compared to $65.4 million at December 31, 2000. This decrease was primarily due to a $3.1 million income tax receivable decrease and the purchase of an imaging center using $5.7 million held in a trust previously classified as a current asset.

                  Cash provided by operating activities increased to $50.6 million for the six months ended June 30, 2001 compared to $30.6 million for the six months ended June 30, 2000. This increase was primarily due to improved operations in 2001 compared to 2000 and increases in current liabilities for the six months ended June 30, 2001 compared to decreases in accounts payable and accrued expenses during the six months ended June 30, 2000 from payments made to HCA and payments of accrued interest. This was partially offset by a larger increase in accounts receivable in the six months ended June 30, 2001 compared to the six months ended June 30, 2000 primarily as a result of higher revenues during 2001.

                  Cash used in investing activities decreased to $23.5 million during the six months ended June 30, 2001 compared to $100.2 million in the six months ended June 30, 2000. The decrease was primarily due to our acquisition of Putnam Community Medical Center and the funding of the acquisition of Lander Valley Medical Center during the six months ended June 30, 2000. The decrease was partially offset by increased capital expenditures of $22.6 million during the six months ended June 30, 2001 compared to $15.0 million during the six months ended June 30, 2000. At June 30, 2001, there were projects under construction that had an estimated additional cost to complete and equip of approximately $8.8 million. We anticipate that these projects will be completed over the next twelve months. We believe our capital expenditure program is adequate to expand, improve and equip our existing healthcare facilities. We expect to make total capital expenditures in 2001 of approximately $40 to $45 million, excluding acquisitions.

                  Cash used in financing activities was $37.3 million for the six months ended June 30, 2001 compared to cash provided by financing activities of $63.0 million for the six months ended June 30, 2000. This was primarily from the $139.4 million full repayment of bank debt and was partially offset from the net proceeds of $100.4 million from our public offering of common stock. In addition, we borrowed $65.0 million during the six months ended June 30, 2000 to fund acquisitions of two hospitals.

                  In June 2001, we completed a $200 million, five-year amended and restated credit agreement with a syndicate of banks. The agreement increased our available credit under our revolving credit agreement from $65 million to $200 million and extended the current agreement to five years.

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

Impact of Recently Issued Accounting Standards

                  In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

                  We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $1.6 million per year ($0.02 per diluted share), based upon our 2001 projected net income and diluted shares. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position.

Contingencies

         HCA Investigations, Litigation and Indemnification Rights

                  HCA is currently the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payer actions and general liability claims. HCA is also the subject of a formal order of investigation by the SEC. HCA understands that the SEC's investigation includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the federal securities laws. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before our formation as an independent company, owned the facilities we now own.

                  HCA is a defendant in several qui tam actions, or actions brought by private parties, known as relators, on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. ss. 3729 et seq., by submitting improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. HCA has disclosed that, on March 15, 2001, the Department of Justice filed a status report setting forth the government's decisions regarding intervention in existing qui tam actions against HCA and filed formal complaints for those suits in which the government has intervened. HCA stated that, of the original 30 qui tam actions, the Department of Justice remains active and has elected to intervene in eight actions. HCA has also disclosed that is it aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

                  On December 14, 2000, HCA announced that it signed an agreement with the Department of Justice and four U.S. attorneys' offices resolving all pending federal criminal issues in the government's investigation. The criminal agreement has been accepted by the federal district courts. The criminal agreement provided that HCA pay the government $95 million, which payment was made during the first quarter of 2001, and that two non-operating subsidiaries enter certain criminal pleas, which pleas were entered in January 2001.

                  HCA also announced that it signed a civil settlement agreement with the Department of Justice resolving civil false claims issues related to DRG coding, outpatient laboratory and home health. The civil settlement provides that in return for releases on these issues, HCA will pay the government $745 million, with interest accruing from May 18, 2000 to the payment date at a rate of 6.5%. Court approval of this settlement was received on August 7, 2001 and the civil payment is to be made by HCA on or before the fifth day following such court approval. The civil issues that are not covered by the civil agreement include claims related to cost reports and physician relations issues.

                  The agreements announced on December 14, 2000 relate only to conduct that was the subject of the federal investigations resolved in the agreements, and HCA has stated publicly that it continues to discuss civil claims relating to cost reporting and physician relations with the government. These agreements with the government do not resolve various qui tam actions filed by private parties against HCA, or any pending state actions. In addition to other claims not covered by these agreements, the government also reserved its rights under these agreements to pursue any claims it may have for:

         - any civil, criminal or administrative liability under the Internal Revenue Code;

         -        any other criminal liability;

         - any administrative liability, including mandatory exclusion from federal health care programs;

         - any liability to the United States (or its agencies) for any conduct other than the conduct covered in the government's investigation;

         - any express or implied warranty claims or other claims for defective or deficient products or services, including quality of goods and services, provided by HCA;

         - any claims for personal injury or property damage or for other similar consequential damages arising from the conduct subject to the investigation; and

         - any civil or administrative claims of the United States against individuals.

                  In addition, five of our current and former hospitals received notices in early 2001 from the Centers for Medicare and Medicaid Services ("CMS"), formerly known as the Health Care Financing Administration, a United States government agency that runs the Medicare and Medicaid programs. The notices stated that CMS was re-opening, for examination, cost reports for Medicare and Medicaid reimbursement filed by these hospitals for periods between 1993 and 1998, which pre-dates our spin-off from HCA.

                  HCA has agreed to indemnify us for any losses, other than consequential damages, arising from the pending governmental investigations of HCA's business practice prior to the date of the distribution and losses arising from legal proceedings, present or future, related to the investigation or actions engaged in before the distribution that relate to the investigation. HCA has also agreed that, in the event that any hospital owned by us at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to us, in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital. However, we could be held responsible for any claims that are not covered by the agreements reached with the federal government or for which HCA is not required to, or fails to, indemnify us. If indemnified matters were asserted successfully against us or any of our facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on our business, financial condition, results of operations or prospects.

                  The extent to which we may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on our business, financial condition, results of operations or prospects in future periods.

         Americans With Disabilities Act Claim

                  On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of our hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act. The lawsuit, filed in the United States District Court for the Eastern District of Tennessee, seeks injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, along with attorneys' fees and costs. We are working with Access Now to determine the scope of facility modification needed to comply with the Act.

         Corporate Integrity Agreement

                  In December 2000, we entered into a corporate integrity agreement with the Office of Inspector General and agreed to maintain our compliance program in accordance with the corporate integrity agreement. Complying with the compliance measures and reporting and auditing requirements of the corporate integrity agreement requires additional efforts and costs. Failure to comply with the terms of the corporate integrity agreement could subject us to significant monetary penalties.

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

         Physician Commitments

                  We have committed to provide financial assistance pursuant to recruiting agreements with various physicians practicing in the communities in which we serve. In consideration for a physician relocating to one of our communities and agreeing to engage in private practice for the benefit of the respective community, we may loan money to a physician, normally over a period of one year, to assist in establishing his or her practice. We have committed to advance amounts of approximately $10.5 million at June 30, 2001. The actual amount of commitments to be subsequently advanced to physicians often depends on the financial results of a physician's private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent on the physician continuing to practice in the respective community. It is management's opinion that amounts actually advanced and not repaid will not have a material adverse effect on our results of operations or financial position.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

         During the six months ended June 30, 2001 there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2000.

                           Part II: Other Information

Item 4: Submission of Matters to a Vote of Security Holders

         We held the LifePoint Hospitals, Inc. annual meeting of stockholders on May 14, 2001. The following matters were voted upon at the meeting:

                                                           VOTES IN                    VOTES
                                                             FAVOR      ABSTAINED     AGAINST
                                                          ----------    ---------     --------
         (a)      Election of Class II Directors

                  DeWitt Ezell, Jr.                       29,492,124      28,666            --
                  William V. Lapham                       29,492,127      28,663            --

         (b)      Approval of the LifePoint Hospitals,
                  Inc. 1998 Long-Term Incentive Plan      23,477,900      10,391     6,032,869

         (c)      Approval of the proposed amendment
                  to the LifePoint Hospitals, Inc.
                  1998 Long-Term Incentive Plan           21,764,282      17,187     7,739,691

         (d)      Ratification of Ernst & Young LLP as
                  independent auditors of our company
                  for the year ending December 31, 2001   29,436,863       6,935        77,390

Item 6: Exhibits and Reports on Form 8-K

         (a)      List of Exhibits:

EXHIBIT NUMBER                  DESCRIPTION
--------------                  -----------
  3.1             Certificate of Incorporation of LifePoint Hospitals, Inc. (i)

  3.2             Bylaws of LifePoint Hospitals, Inc. (i)

  3.3             Certificate of Incorporation of LifePoint Hospitals
                  Holdings, Inc. (ii)

  3.4             Bylaws of LifePoint Hospitals Holdings, Inc. (ii)

 10               Amended and Restated Credit Agreement, dated as of June 19, 2001, among
                  LifePoint Hospitals Holdings, Inc., as borrower, the several lenders from time to time parties thereto, Fleet National Bank as administrative agent, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc. as co-
                  syndication agents, Credit Lyonnais New York Branch and SunTrust Bank as co-documentation agents, and Fleet Securities, Inc. as arranger.

------------------------
                  (i) Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

                  (ii) Incorporated by reference from the LifePoint Hospitals Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

         (b) Reports on Form 8-K filed during the three months ended June 30, 2001:

                  On April 18, 2001, we furnished information pursuant to Item 9 of Form 8-K announcing our intention to issue a press release containing our first quarter 2001 earnings results on Monday, April 23, 2001.

                  On April 25, 2001, we furnished pursuant to Item 9 of Form 8-K a copy of our press release on April 23, 2001 containing first quarter 2001 earnings results.

                  On June 4, 2001, we furnished pursuant to Item 9 of Form 8-K a copy of our press release on June 3, 2001 regarding the death of our Chairman and Chief Executive Officer, James M. Fleetwood, Jr.

                  On June 20, 2001, we furnished pursuant to Item 9 of Form 8-K a copy of our press release on June 19, 2001 announcing the completion of a $200 million, five-year amended and restated credit agreement with a syndicate of banks led by Fleet National Bank.

                  On June 26, 2001, we furnished pursuant to Item 9 of Form 8-K a copy of our press release on June 25, 2001 announcing that our Board of Directors unanimously elected Kenneth C. Donahey to serve as our Chairman and Chief Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LifePoint Hospitals, Inc.


Date: August 14, 2001               /s/ Kenneth C. Donahey
                                    --------------------------------------------
                                    Kenneth C. Donahey
                                    Chairman and Chief Executive Officer
                                    (Principal Executive and Financial Officer)



                                    LifePoint Hospitals Holdings, Inc.


Date: August 14, 2001               /s/ Kenneth C. Donahey
                                    --------------------------------------------
                                    Kenneth C. Donahey
                                    Chairman and Chief Executive Officer
                                    (Principal Executive and Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                         DESCRIPTION
--------------                         -----------
  3.1             Certificate of Incorporation of LifePoint Hospitals, Inc. (i)

  3.2             Bylaws of LifePoint Hospitals, Inc. (i)

  3.3             Certificate of Incorporation of LifePoint Hospitals
                  Holdings, Inc. (ii)

  3.4             Bylaws of LifePoint Hospitals Holdings, Inc. (ii)

 10               Amended and Restated Credit Agreement, dated as of June 19, 2001, among
                  LifePoint Hospitals Holdings, Inc., as borrower, the several lenders from time to time parties thereto, Fleet National Bank as administrative agent, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc. as co-
                  syndication agents, Credit Lyonnais New York Branch and SunTrust Bank as co-documentation agents, and Fleet Securities, Inc. as arranger.

---------------------------
                  (i) Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

                  (ii) Incorporated by reference from the LifePoint Hospitals Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.