Form 10-Q
period 2001-09-30
LIFEPOINT HOSPITALS INC
filed 2001-11-14
CIK 1074772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

(615) 372-8500
(Registrant’s telephone number, including area code)

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

(615) 372-8500
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [  ]

     As of October 31, 2001, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 39,273,087, and all of the shares of Common Stock of LifePoint Hospitals Holdings, Inc. were owned by LifePoint Hospitals, Inc.

Part I:    Financial Information

Item 1:    Financial Statements

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED
(Dollars in millions, except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

Revenues	$149.2	$145.3	$455.1	$414.6

Salaries and benefits	59.3	58.1	179.0	168.2

Supplies	19.0	17.1	57.4	50.1

Other operating expenses	29.1	30.6	88.5	88.8

Provision for doubtful accounts	11.5	12.5	34.1	31.4

Depreciation and amortization	8.2	8.5	24.8	25.3

Interest expense, net	4.0	8.3	14.2	22.9

ESOP expense	3.0	2.0	8.0	4.4

Gain on previously impaired assets	—	(1.4)	(0.5)	(1.4)

	134.1	135.7	405.5	389.7

Income before minority interests, income taxes and extraordinary item	15.1	9.6	49.6	24.9

Minority interests in earnings of consolidated entities	0.6	0.5	1.9	1.8

Income before income taxes and extraordinary item	14.5	9.1	47.7	23.1

Provision for income taxes	7.0	4.3	23.1	10.6

Income before extraordinary item	7.5	4.8	24.6	12.5

Extraordinary loss on early retirement of bank debt, net of tax benefit of $1.0	—	—	1.6	—

Net income	$7.5	$4.8	$23.0	$12.5

Basic earnings per share:

Income before extraordinary item	$0.20	$0.15	$0.70	$0.40

Extraordinary loss on early retirement of bank debt	—	—	(0.05)	—

Net income	$0.20	$0.15	$0.65	$0.40

Diluted earnings per share:

Income before extraordinary item	$0.20	$0.14	$0.67	$0.38

Extraordinary loss on early retirement of bank debt	—	—	(0.04)	—

Net income	$0.20	$0.14	$0.63	$0.38

Shares used in earnings per share calculations (000s):

Basic	36,783	31,706	35,216	31,400

Dilutive securities—stock options, restricted shares	1,447	1,624	1,524	1,231

Diluted	38,230	33,330	36,740	32,631

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

	(unaudited)	(1)
ASSETS

Current assets:

Cash and cash equivalents	$73.5	$39.7

Accounts receivable, less allowances for doubtful accounts of $53.9 at September 30, 2001 and $52.3 at December 31, 2000	42.0	41.7

Inventories	14.4	13.9

Deferred taxes and other current assets	17.0	22.2

	146.9	117.5

Property and equipment:

Land	9.4	8.7

Buildings and improvements	244.1	236.9

Equipment	248.5	244.9

Construction in progress (estimated cost to complete and equip after September 30, 2001—$8.1)	16.6	9.4

	518.6	499.9

Accumulated depreciation	(195.9)	(183.4)

	322.7	316.5

Intangible assets, net of accumulated amortization of $12.1 at September 30, 2001 and $11.3 at December 31, 2000	55.0	53.8

Other	0.1	0.2

	$524.7	$488.0

LIABILITIES AND EQUITY

Current liabilities:

Accounts payable	$15.8	$16.1

Accrued salaries	16.2	13.8

Other current liabilities	23.4	11.1

Current maturities of long-term debt	—	11.1

	55.4	52.1

Long-term debt	150.0	278.3

Deferred taxes	18.0	15.2

Professional liability risks and other liabilities	16.2	9.4

Minority interests in equity of consolidated entities	4.4	4.6

Stockholders’ equity:

Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—

Common stock, $0.01 par value; 90,000,000 shares authorized; 39,261,748 shares and 34,709,504 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	0.4	0.3

Capital in excess of par value	283.3	156.5

Unearned ESOP compensation	(23.3)	(25.7)

Notes receivable for shares sold to employees	(7.2)	(7.2)

Retained earnings	27.5	4.5

	280.7	128.4

	$524.7	$488.0

(1)	Derived from audited financial statements

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In millions)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2001	2000

Cash flows from operating activities:

Net income	$23.0	$12.5

Adjustments to reconcile net income to net cash provided by operating activities:

ESOP expense	8.0	4.4

Provision for doubtful accounts	34.1	31.4

Depreciation and amortization	24.8	25.3

Minority interests in earnings of consolidated entities	1.9	1.8

Deferred income taxes	0.6	13.3

Reserve for professional liability risk	6.3	3.8

Gain on previously impaired assets	(0.5)	(1.4)

Extraordinary loss on early retirement of bank debt	2.6	—

Tax benefit from stock option exercises	8.1	4.6

Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:

Accounts receivable	(34.2)	(27.0)

Inventories and other current assets	—	(1.8)

Accounts payable and accrued expenses	14.4	(3.5)

Income taxes payable	1.2	(7.4)

Other	1.3	1.7

Net cash provided by operating activities	91.6	57.7

Cash flows from investing activities:

Purchases of property and equipment, net	(28.5)	(23.3)

Purchases of facilities	(5.8)	(83.3)

Proceeds from sale of facilities	—	24.4

Other	4.3	(2.4)

Net cash used in investing activities	(30.0)	(84.6)

Cash flows from financing activities:

Proceeds from stock offering, net	100.4	—

Repayments of bank debt	(139.3)	(33.9)

Proceeds from bank debt borrowings	—	65.0

Proceeds from exercise of stock options	12.0	4.3

Other	(0.9)	(0.7)

Net cash (used in) provided by financing activities	(27.8)	34.7

Change in cash and cash equivalents	33.8	7.8

Cash and cash equivalents at beginning of period	39.7	12.5

Cash and cash equivalents at end of period	$73.5	$20.3

Interest payments	$12.2	$17.7

Income tax payments	$12.0	$—

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

     At September 30, 2001, the Company was comprised of 21 general, acute care hospitals and related health care entities located in non-urban areas in the states of Alabama, Florida, Kansas, Kentucky, Tennessee, Utah and Wyoming.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for transactions completed subsequent to June 30, 2001 and SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is anticipated to result in an increase in net income of approximately $0.8 million per year ($0.02 per diluted share), based on the Company’s 2001 projected net income and diluted shares. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and management believes that these tests will not have a material effect on the earnings and financial position of the Company.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS 121. SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The Company does not anticipate SFAS 144 to have a material effect on its earnings or financial position.

NOTE 3 — SECONDARY OFFERING AND AMENDED AND RESTATED CREDIT AGREEMENT

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

     In June 2001, the Company completed a $200 million, five-year amended and restated credit agreement with a syndicate of banks, which increased the Company’s available credit under its revolving credit agreement from $65 million to $200 million. Upon consummation of this amended and restated agreement, the Company wrote off $2.6 million of deferred loan costs related to the original credit agreement, which resulted in an extraordinary charge of $1.6 million, net of a tax benefit of $1.0 million.

NOTE 4 — CONTINGENCIES

HCA Investigations, Litigation and Indemnification Rights

     HCA Inc. (“HCA”) is currently the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payer actions and general liability claims. HCA is also the subject of a formal order of investigation by the SEC. Based on the Company’s review of HCA’s public filings, the Company understands that the SEC’s investigation of HCA includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the federal securities laws. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before the Company’s formation as an independent company, owned the facilities the Company now owns.

     HCA is a defendant in several qui tam actions, or actions brought by private parties, known as relators, on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. ss. 3729 et seq., by submitting improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that, on March 15, 2001, the Department of Justice filed a status report setting forth the government’s decisions regarding intervention in existing qui tam actions against HCA and filed formal complaints for those suits in which the government has intervened. HCA stated that, of the original 30 qui tam actions, the Department of Justice remains active and has elected to intervene in eight actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

     On December 14, 2000, HCA announced that it signed an agreement with the Department of Justice and four U.S. attorneys’ offices resolving all pending federal criminal issues in the government’s investigation. The criminal agreement has been accepted by the federal district courts. The criminal agreement provided that HCA pay the government $95 million, which payment was made during the first quarter of 2001, and that two non-operating subsidiaries enter certain criminal pleas, which pleas were entered in January 2001.

     HCA also announced that it signed a civil settlement agreement with the Department of Justice resolving civil false claims issues related to DRG coding, outpatient laboratory and home health. The civil settlement agreement provides that in return for releases on these issues, HCA will pay the government $745 million, with interest accruing from May 18, 2000 to the payment date at a rate of 6.5%. Court approval of this settlement was received on August 7, 2001 and HCA made the payment on August 10, 2001. The civil issues that are not covered by the civil agreement include claims related to cost reports and physician relations issues.

     The agreements announced on December 14, 2000 relate only to conduct that was the subject of the federal investigations resolved in the agreements, and HCA has stated publicly that it continues to discuss civil claims relating to cost reporting and physician relations with the government. These agreements with the government do not resolve various qui tam actions filed by private parties against HCA, or any pending state actions. In addition to other claims not covered by these agreements, the government also reserved its rights under these agreements to pursue any claims it may have for:

•	any civil, criminal or administrative liability under the Internal Revenue code;

•	any other criminal liability;

•	any administrative liability, including mandatory exclusion from federal health care programs;

•	any liability to the United States (or its agencies) for any conduct other than the conduct covered in the government’s investigation;

•	any express or implied warranty claims or other claims for defective or deficient products or services, including quality of goods and services, provided by HCA;

•	any claims for personal injury or property damage or for other similar consequential damages arising from the conduct subject to the investigation; and

•	any civil or administrative claims of the United States against individuals.

     In addition, five of the Company’s current and former hospitals received notices in early 2001 from the Centers for Medicare and Medicaid Services (“CMS”), formerly known as the Health Care Financing Administration, a United States government agency that runs the Medicare and Medicaid programs. The notices stated that CMS was re-opening, for examination, cost reports for Medicare and Medicaid reimbursement filed by these hospitals for periods between 1993 and 1998, which pre-dates the Company’s spin-off from HCA.

     HCA has agreed to indemnify the Company for any losses, other than consequential damages, arising from the pending governmental investigations of HCA’s business practices prior to the date of the distribution and losses arising from legal proceedings, present or future, related to the investigation or actions engaged in before the distribution that relate to the investigation. HCA has also agreed that, in the event that any hospital owned by the Company at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to the Company, in an amount (if positive) equal to five times the excluded hospital’s 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital. However, the Company could be held responsible for any claims that are not covered by the agreements reached with the federal government or for which HCA is not required to, or fails to, indemnify the Company. If indemnified matters were asserted successfully against the Company or any of the Company’s facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

     The extent to which the Company may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects in future periods.

Americans with Disabilities Act Claim

     On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company’s hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act. The lawsuit, filed in the United States District Court for the Eastern District of Tennessee, seeks injunctive relief requiring facility modification, where necessary, to meet the Americans with Disabilities Act guidelines, along with attorneys’ fees and costs. The Company is working with Access Now, Inc. to determine the scope of facility modification needed to comply with the Act.

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

General Liability Claims

     The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts, for wrongful restriction of, or interference with, physicians’ staff privileges and employment related claims. In some of these actions, plaintiffs request punitive or other damages against the Company which may not be covered by insurance. The Company is currently not a party to any proceeding which, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company has committed to advance amounts of approximately $9.1 million at September 30, 2001. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community. It is management’s opinion that amounts actually advanced and not repaid will not have a material adverse effect on the Company’s results of operations or financial position.

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

NOTE 5 — SENIOR SUBORDINATED NOTES

     The Company’s senior subordinated notes (the “Notes”) are guaranteed jointly and severally on a full and unconditional basis by all of the Company’s operating subsidiaries (“Subsidiary Guarantors”). The Company is a holding company with no operations apart from its ownership of the Subsidiary Guarantors. The aggregate assets, liabilities, equity and earnings of the Subsidiary Guarantors are substantially equivalent to the total assets, liabilities, equity and earnings of the Company and its subsidiaries on a consolidated basis.

     Separate financial statements and other disclosures of the wholly owned Subsidiary Guarantors are not presented because management believes that such separate financial statements and disclosures would not provide additional material information to investors.

     At September 30, 2001, only one of the Company’s subsidiaries, Dodge City Healthcare Group, L.P., was not wholly owned, although all assets, liabilities, equity and earnings of this entity fully and unconditionally, jointly and severally, guarantee the Notes. The Company owns approximately 70% of the partnership interests in this mostly owned guarantor subsidiary.

     Presented below is summarized condensed unaudited consolidating financial information for the Company and its subsidiaries as of September 30, 2001 and December 31, 2000, and for the three months and nine months ended September 30, 2001 and 2000 segregating the parent company, the issuer of the Notes (LifePoint Hospitals Holdings, Inc.), the combined wholly owned Subsidiary Guarantors, the mostly owned Subsidiary Guarantor and eliminations.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(IN MILLIONS)

			WHOLLY OWNED	MOSTLY OWNED
		ISSUER OF	SUBSIDIARY	SUBSIDIARY		CONSOLIDATED
	PARENT	NOTES	GUARANTORS	GUARANTOR	ELIMINATIONS	TOTAL

Revenues	$—	$—	$141.5	$7.7	$—	$149.2

Salaries and benefits	—	—	56.7	2.6	—	59.3

Supplies	—	—	17.9	1.1	—	19.0

Other operating expenses	—	—	28.0	1.1	—	29.1

Provision for doubtful accounts	—	—	11.1	0.4	—	11.5

Depreciation and amortization	—	—	7.8	0.4	—	8.2

Management fees	—	—	(0.2)	0.2	—	—

Interest expense, net	—	4.5	(0.4)	(0.1)	—	4.0

ESOP expense	—	—	2.8	0.2	—	3.0

Equity in earnings of affiliates	(7.5)	(11.0)	—	—	18.5	—

	(7.5)	(6.5)	123.7	5.9	18.5	134.1

Income before minority interests and income taxes	7.5	6.5	17.8	1.8	(18.5)	15.1

Minority interests in earnings of consolidated entities	—	0.6	—	—	—	0.6

Income before income taxes	7.5	5.9	17.8	1.8	(18.5)	14.5

Provision for income taxes	—	(1.6)	8.6	—	—	7.0

Net income	$7.5	$7.5	$9.2	$1.8	$(18.5)	$7.5

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
(IN MILLIONS)

			WHOLLY OWNED	MOSTLY OWNED
		ISSUER OF	SUBSIDIARY	SUBSIDIARY		CONSOLIDATED
	PARENT	NOTES	GUARANTORS	GUARANTOR	ELIMINATIONS	TOTAL

Revenues	$—	$—	$137.4	$7.9	$—	$145.3

Salaries and benefits	—	—	55.6	2.5	—	58.1

Supplies	—	—	16.1	1.0	—	17.1

Other operating expenses	—	—	29.5	1.1	—	30.6

Provision for doubtful accounts	—	—	11.7	0.8	—	12.5

Depreciation and amortization	—	—	8.1	0.4	—	8.5

Management fees	—	—	(0.2)	0.2	—	—

Interest expense, net	—	8.3	(0.1)	0.1	—	8.3

ESOP expense	—	—	1.9	0.1	—	2.0

Gain on previously impaired assets	—	—	(1.4)	—	—	(1.4)

Equity in earnings of affiliates	(4.8)	(10.2)	—	—	15.0	—

	(4.8)	(1.9)	121.2	6.2	15.0	135.7

Income before minority interests and income taxes	4.8	1.9	16.2	1.7	(15.0)	9.6

Minority interests in earnings of consolidated entities	—	0.5	—	—	—	0.5

Income before income taxes	4.8	1.4	16.2	1.7	(15.0)	9.1

Provision for income taxes	—	(3.4)	7.7	—	—	4.3

Net income	$4.8	$4.8	$8.5	$1.7	$(15.0)	$4.8

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(IN MILLIONS)

			WHOLLY OWNED	MOSTLY OWNED
		ISSUER OF	SUBSIDIARY	SUBSIDIARY		CONSOLIDATED
	PARENT	NOTES	GUARANTORS	GUARANTOR	ELIMINATIONS	TOTAL

Revenues	$—	$—	$431.2	$23.9	$—	$455.1

Salaries and benefits	—	—	171.3	7.7	—	179.0

Supplies	—	—	54.3	3.1	—	57.4

Other operating expenses	—	—	85.1	3.4	—	88.5

Provision for doubtful accounts	—	—	32.8	1.3	—	34.1

Depreciation and amortization	—	—	23.5	1.3	—	24.8

Management fees	—	—	(0.5)	0.5	—	—

Interest expense, net	—	16.7	(2.4)	(0.1)	—	14.2

ESOP expense	—	—	7.6	0.4	—	8.0

Gain on previously impaired assets	—	—	(0.5)	—	—	(0.5)

Equity in earnings of affiliates	(23.0)	(37.2)	—	—	60.2	—

	(23.0)	(20.5)	371.2	17.6	60.2	405.5

Income before minority interests, income taxes and extraordinary item	23.0	20.5	60.0	6.3	(60.2)	49.6

Minority interests in earnings of consolidated entities	—	1.9	—	—	—	1.9

Income before income taxes and extraordinary item	23.0	18.6	60.0	6.3	(60.2)	47.7

Provision (benefit)for income taxes	—	(6.0)	29.1	—	—	23.1

Income before extraordinary item	23.0	24.6	30.9	6.3	(60.2)	24.6

Extraordinary loss on early retirement of debt, net	—	1.6	—	—	—	1.6

Net income	$23.0	$23.0	$30.9	$6.3	$(60.2)	$23.0

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(IN MILLIONS)

			WHOLLY OWNED	MOSTLY OWNED
		ISSUER OF	SUBSIDIARY	SUBSIDIARY		CONSOLIDATED
	PARENT	NOTES	GUARANTORS	GUARANTOR	ELIMINATIONS	TOTAL

Revenues	$—	$—	$390.5	$24.1	$—	$414.6

Salaries and benefits	—	—	160.4	7.8	—	168.2

Supplies	—	—	47.0	3.1	—	50.1

Other operating expenses	—	—	85.3	3.5	—	88.8

Provision for doubtful accounts	—	—	29.5	1.9	—	31.4

Depreciation and amortization	—	—	24.0	1.3	—	25.3

Interest expense, net	—	22.9	(0.3)	0.3	—	22.9

Management fees	—	—	(0.5)	0.5	—	—

ESOP expense	—	—	4.2	0.2	—	4.4

Gain on previously impaired assets	—	—	(1.4)	—	—	(1.4)

Equity in earnings of affiliates	(12.5)	(28.4)	—	—	40.9	—

	(12.5)	(5.5)	348.2	18.6	40.9	389.7

Income before minority interests and income taxes	12.5	5.5	42.3	5.5	(40.9)	24.9

Minority interests in earnings of consolidated entities	—	1.8	—	—	—	1.8

Income before income taxes	12.5	3.7	42.3	5.5	(40.9)	23.1

Provision for income taxes	—	(8.8)	19.4	—	—	10.6

Net income	$12.5	$12.5	$22.9	$5.5	$(40.9)	$12.5

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2001
(IN MILLIONS)

			WHOLLY OWNED	MOSTLY OWNED
		ISSUER OF	SUBSIDIARY	SUBSIDIARY		CONSOLIDATED
	PARENT	NOTES	GUARANTORS	GUARANTOR	ELIMINATIONS	TOTAL

ASSETS

Current assets:

Cash and cash equivalents	$—	$—	$73.5	$—	$—	$73.5

Accounts receivable, net	—	—	37.3	4.7	—	42.0

Inventories	—	—	13.3	1.1	—	14.4

Deferred taxes and other current assets	—	—	16.9	0.1	—	17.0

	—	—	141.0	5.9	—	146.9

Property and equipment:

Land	—	—	9.1	0.3	—	9.4

Buildings and improvements	—	—	234.2	9.9	—	244.1

Equipment	—	—	237.7	10.8	—	248.5

Construction in progress	—	—	16.6	—	—	16.6

	—	—	497.6	21.0	—	518.6

Accumulated depreciation			(182.9)	(13.0)	—	(195.9)

	—	—	314.7	8.0	—	322.7

Net investment in and advances to subsidiaries	280.7	470.2	—	—	(750.9)	—

Intangible assets, net	—	7.2	37.8	10.0	—	55.0

Other	—	—	0.1	—	—	0.1

	$280.7	$477.4	$493.6	$23.9	$(750.9)	$524.7

LIABILITIES AND EQUITY

Current liabilities

Accounts payable	$—	$—	$15.1	$0.7	$—	$15.8

Accrued salaries	—	—	16.2	—	—	16.2

Other current liabilities	—	6.3	16.7	0.4	—	23.4

	—	6.3	48.0	1.1	—	55.4

Intercompany balances to affiliates	—	36.0	(42.6)	6.6	—	—

Long-term debt	—	150.0	—	—	—	150.0

Deferred income taxes	—	—	18.0	—	—	18.0

Professional liability risks and other liabilities	—	—	16.2	—	—	16.2

Minority interests in equity of consolidated entities	—	4.4	—	—	—	4.4

Stockholders’ equity	280.7	280.7	454.0	16.2	(750.9)	280.7

	$280.7	$477.4	$493.6	$23.9	$(750.9)	$524.7

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000
(IN MILLIONS)

			WHOLLY OWNED	MOSTLY OWNED
		ISSUER OF	SUBSIDIARY	SUBSIDIARY		CONSOLIDATED
	PARENT	NOTES	GUARANTORS	GUARANTOR	ELIMINATIONS	TOTAL

ASSETS

Current assets:

Cash and cash equivalents	$—	$—	$39.7	$—	$—	$39.7

Accounts receivable, net	—	—	36.4	5.3	—	41.7

Inventories	—	—	12.9	1.0	—	13.9

Deferred taxes and other current assets	—	—	22.1	0.1	—	22.2

	—	—	111.1	6.4	—	117.5

Property and equipment:

Land	—	—	8.4	0.3	—	8.7

Buildings and improvements	—	—	227.0	9.9	—	236.9

Equipment	—	—	234.4	10.5	—	244.9

Construction in progress	—	—	9.4	—	—	9.4

	—	—	479.2	20.7	—	499.9

Accumulated depreciation	—	—	(170.9)	(12.5)	—	(183.4)

	—	—	308.3	8.2	—	316.5

Net investment in and advances to subsidiaries	128.4	401.5	—	—	(529.9)	—

Intangible assets, net	—	9.1	34.5	10.2	—	53.8

Other	—	—	0.2	—	—	0.2

	$128.4	$410.6	$454.1	$24.8	$(529.9)	$488.0

LIABILITIES AND EQUITY

Current liabilities:

Accounts payable	$—	$—	$15.6	$0.5	$—	$16.1

Accrued salaries	—	—	13.8	—	—	13.8

Other current liabilities	—	2.6	8.2	0.3	—	11.1

Current maturities of long-term debt	—	11.0	0.1	—	—	11.1

	—	13.6	37.7	0.8	—	52.1

Intercompany balances to affiliates	—	(14.3)	6.4	7.9	—	—

Long-term debt	—	278.3	—	—	—	278.3

Deferred taxes	—	—	15.2	—	—	15.2

Professional liability risks and other liabilities	—	—	9.4	—	—	9.4

Minority interests in equity of consolidated entities	—	4.6	—	—	—	4.6

Stockholders’ equity	128.4	128.4	385.4	16.1	(529.9)	128.4

	$128.4	$410.6	$454.1	$24.8	$(529.9)	$488.0

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(IN MILLIONS)

			WHOLLY OWNED	MOSTLY OWNED
		ISSUER OF	SUBSIDIARY	SUBSIDIARY		CONSOLIDATED
	PARENT	NOTES	GUARANTORS	GUARANTOR	ELIMINATIONS	TOTAL

Cash flows from operating activities:

Net income	$23.0	$23.0	$30.9	$6.3	$(60.2)	$23.0

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

ESOP expense	—	—	7.6	0.4	—	8.0

Equity in earnings of affiliates	(23.0)	(37.2)	—	—	60.2	—

Provision for doubtful accounts	—	—	32.8	1.3	—	34.1

Depreciation and amortization	—	—	23.5	1.3	—	24.8

Minority interests in earnings of consolidated entities	—	1.9	—	—	—	1.9

Deferred income taxes	—	—	0.6	—	—	0.6

Reserve for professional liability risk	—	—	6.3	—	—	6.3

Gain on previously impaired assets	—	—	(0.5)	—	—	(0.5)

Extraordinary loss on early retirement of bank debt	—	2.6	—	—	—	2.6

Tax benefit from stock option exercises	—	—	8.1	—	—	8.1

Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions:

Accounts receivable	—	—	(33.5)	(0.7)	—	(34.2)

Inventories and other current assets	—	—	0.1	(0.1)	—	—

Accounts payable and accrued expenses	—	3.7	10.4	0.3	—	14.4

Income taxes payable	—	—	1.2	—	—	1.2

Other	—	1.8	(0.5)	—	—	1.3

Net cash provided by (used in) operating activities	—	(4.2)	87.0	8.8	—	91.6

Cash flows from investing activities:

Purchases of property and equipment, net	—	—	(27.6)	(0.9)	—	(28.5)

Purchases of facilities	—	—	(5.8)	—	—	(5.8)

Other	—	(2.1)	6.4	—	—	4.3

Net cash used in investing activities	—	(2.1)	(27.0)	(0.9)	—	(30.0)

Cash flows from financing activities:

Proceeds from stock offering, net	—	100.4	—	—	—	100.4

Repayments of bank debt	—	(139.3)	—	—	—	(139.3)

Distributions	—	—	6.6	(6.6)	—	—

Proceeds from exercise of stock options	—	—	12.0	—	—	12.0

Increase (decrease) in intercompany balances with affiliates, net	—	46.1	(44.8)	(1.3)	—	—

Other	—	(0.9)	—	—	—	(0.9)

Net cash provided by (used in) financing activities	—	6.3	(26.2)	(7.9)	—	(27.8)

Change in cash and cash equivalents	—	—	33.8	—	—	33.8

Cash and cash equivalents at beginning of period	—	—	39.7	—	—	39.7

Cash and cash equivalents at end of period	$—	$—	$73.5	$—	$—	$73.5

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(IN MILLIONS)

			WHOLLY OWNED	MOSTLY OWNED
		ISSUER OF	SUBSIDIARY	SUBSIDIARY		CONSOLIDATED
	PARENT	NOTES	GUARANTORS	GUARANTOR	ELIMINATIONS	TOTAL

Cash flows from operating activities:

Net income	$12.5	$12.5	$22.9	$5.5	$(40.9)	$12.5

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

ESOP expense	—	—	4.2	0.2	—	4.4

Equity in earnings of affiliates	(12.5)	(28.4)	—	—	40.9	—

Provision for doubtful accounts	—	—	29.5	1.9	—	31.4

Depreciation and amortization	—	—	24.0	1.3	—	25.3

Minority interests in earnings of consolidated entities	—	1.8	—	—	—	1.8

Deferred income taxes	—	—	13.3	—	—	13.3

Reserve for professional liability risk	—	—	3.8	—	—	3.8

Gain on previously impaired assets	—	—	(1.4)	—	—	(1.4)

Tax benefit from stock option exercises	—	—	4.6	—	—	4.6

Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions and divestitures:

Accounts receivable	—	—	(24.7)	(2.3)	—	(27.0)

Inventories and other current assets	—	—	(1.9)	0.1	—	(1.8)

Accounts payable and accrued expenses	—	4.2	(7.6)	(0.1)	—	(3.5)

Income taxes payable		—	(7.4)	—	—	(7.4)

Other	—	(1.8)	3.5	—	—	1.7

Net cash provided by (used in) operating activities	—	(11.7)	62.8	6.6	—	57.7

Cash flows from investing activities:

Purchases of property and equipment, net	—	—	(23.1)	(0.2)	—	(23.3)

Purchases of facilities	—	—	(83.3)	—	—	(83.3)

Proceeds from sale of facilities	—	—	24.4	—	—	24.4

Other	—	—	(2.4)	—	—	(2.4)

Net cash used in investing activities	—	—	(84.4)	(0.2)	—	(84.6)

Cash flows from financing activities:

Repayments of bank debt	—	(33.9)	—	—	—	(33.9)

Proceeds from bank debt borrowings	—	65.0	—	—	—	65.0

Distributions	—	—	6.7	(6.7)	—	—

Proceeds from exercise of stock options	—	—	4.3	—	—	4.3

Increase (decrease) in intercompany balances with affiliates, net	—	(18.7)	18.4	0.3	—	—

Other	—	(0.7)	—	—	—	(0.7)

Net cash provided by (used in) financing activities	—	11.7	29.4	(6.4)	—	34.7

Change in cash and cash equivalents	—	—	7.8	—	—	7.8

Cash and cash equivalents at beginning of period	—	—	12.5	—	—	12.5

Cash and cash equivalents at end of period	$—	$—	$20.3	$—	$—	$20.3

NOTE 6 — BLUEGRASS COMMUNITY HOSPITAL

     Effective January 2, 2001, the Company entered into a two-year lease to operate Bluegrass Community Hospital, a 25-bed critical access hospital located in Versailles, Kentucky. The Company has an option to extend the term of the lease until December 31, 2014 and a separate option to purchase the hospital between January 1, 2004 and January 1, 2007.

NOTE 7 — VILLE PLATTE MEDICAL CENTER

     On September 24, 2001, the Company entered into a definitive agreement to acquire 116-bed Ville Platte Medical Center in Ville Platte, Louisiana. Closing of this acquisition, which is subject to the satisfaction of certain conditions, including governmental and regulatory approvals, is anticipated to occur in the fourth quarter, following a public referendum scheduled for November 17, 2001.

NOTE 8 — SUBSEQUENT EVENT

     Effective October 1, 2001, the Company acquired Athens Regional Medical Center in Athens, Tennessee for approximately $19.9 million. The purchase price is subject to adjustment pending the final working capital settlement.

ITEM 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

     At September 30, 2001, we operated 21 general, acute care hospitals in the states of Alabama, Florida, Kansas, Kentucky, Tennessee, Utah and Wyoming.

Forward-Looking Statements

     This report and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by us, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations and future financial condition and results. These factors include, but are not limited to:

•	the highly competitive nature of the healthcare business including the competition to recruit general and specialized physicians;

•	the efforts of insurers, healthcare providers and others to contain healthcare costs;

•	possible changes in the Medicare program that may further limit reimbursements to healthcare providers and insurers;

•	the ability to attract and retain qualified management and personnel, including physicians, nurses and technicians, consistent with our expectations and targets;

•	changes in federal, state or local regulation affecting the healthcare industry;

•	the possible enactment of federal or state healthcare reform;

•	the possibility that any favorable governmental reimbursement changes will be delayed or abandoned due to the focus of Congress on the recent terrorist attacks and the resulting reallocation of governmental resources;

•	our ability to acquire hospitals on favorable terms and to successfully complete budgeted capital improvements of our existing facilities;

•	liabilities and other claims asserted against us;

•	uncertainty associated with the HIPAA regulations;

•	the ability to enter into, renegotiate and renew payor arrangements on acceptable terms;

•	the availability and terms of capital to fund our business strategy;

•	the availability, cost and terms of insurance coverage;

•	implementation of our business strategy and development plans;

•	our ongoing efforts to monitor, maintain and comply with applicable laws, regulations, policies and procedures including those required by the corporate integrity agreement that we entered into with the government in December 2000;

•	the ability to increase patient volumes and control the costs of providing services and supply costs;

•	claims and legal actions relating to professional liabilities and other matters;

•	successful development or license, performance and use of management information systems, including software for efficient claims processing;

•	limitations placed on us to preserve the tax treatment of the distribution of our common stock from HCA;

•	fluctuations in the market value of our common stock and resulting costs to us to administer our ESOP;

•	changes in accounting practices;

•	changes in general economic conditions; and

•	other factors described in this report.

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

Results of Operations

     Revenue/Volume Trends

     We anticipate our patient volumes and related revenues to continue to increase as a result of the following factors:

•	Expanding Service Offerings. We believe our efforts to improve the quality and broaden the scope of healthcare services available at our facilities will lead to increased patient volumes. Recruiting and retaining both general practitioners and specialists for our non-urban communities is a key to the success of these efforts. Between January 1, 1998 and September 30, 2001, we recruited 210 physicians, of which approximately 60% are specialists. Adding new physicians should help increase patient volumes which, in turn, should increase revenues. Continuing to add specialists should also allow us to increase patient volumes and related revenues by offering new services. In addition, our targeted capital expenditures should increase local market share and stem patient out-migration.

•	Improving Managed Care Position. We believe we have been able to negotiate contract terms that are generally more favorable for our facilities than terms available in urban markets.

•	Aging U.S. Population. In general, the population of the United States and of the communities that we serve is aging. At the end of 2000, approximately 13% of the U.S. population was 65 years old or older compared to 11% of the population at the end of 1980. This aging trend is projected to continue so that by 2025, approximately 18% of the U.S. population is expected to be older than 65.

•	Medicare Rate Increases. The Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000 (BIPA) was enacted in December 2000. Under BIPA, we have experienced Medicare rate increases that began in April 2001.

     Although we expect our patient volumes to increase, the resulting revenues will likely be offset in part by the following factors:

•	Revenues from Medicare, Medicaid and Managed Care Plans. We derive a significant portion of our revenues from Medicare, Medicaid and managed care plans. Admissions related to Medicare, Medicaid and managed care plan patients were 91.2% and 90.3% of total admissions for the nine months ended September 30, 2001 and 2000, respectively. These payors receive significant discounts compared to other payors.

•	Efforts to Reduce Payments. Other third-party payors also negotiate discounted fees rather than paying standard prices. In addition, an increasing proportion of our services are reimbursed under prospective payment amounts regardless of the cost incurred.

•	Growth in Outpatient Services. We expect the general growth trend in outpatient services to continue. A number of procedures once performed only on an inpatient basis have been, and will likely continue to be, converted to outpatient procedures. This conversion has occurred through continuing advances in pharmaceutical and medical technologies and as a result of efforts made by payors to control costs. Generally, the payments we receive for outpatient procedures are less than for similar procedures performed in an inpatient setting.

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

Operating Results Summary

     The following is a summary of results of operations for the three months and nine months ended September 30, 2001 and 2000 (dollars in millions):

	THREE MONTHS ENDED SEPTEMBER 30,

	2001		2000

		% OF		% OF
	AMOUNT	REVENUES	AMOUNT	REVENUES

Revenues	$149.2	100.0%	$145.3	100.0%

Salaries and benefits	59.3	39.7	58.1	40.1

Supplies	19.0	12.7	17.1	11.8

Other operating expenses	29.1	19.6	30.6	20.9

Provision for doubtful accounts	11.5	7.7	12.5	8.6

	118.9	79.7	118.3	81.4

EBITDA (a)	30.3	20.3	27.0	18.6

Depreciation and amortization	8.2	5.5	8.5	5.9

Interest expense, net	4.0	2.7	8.3	5.7

ESOP expense	3.0	2.0	2.0	1.4

Gain on previously impaired assets	—	—	(1.4)	(1.0)

Income before minority interests and income taxes	15.1	10.1	9.6	6.6

Minority interests in earnings of consolidated entities	0.6	0.4	0.5	0.3

Income before income taxes	14.5	9.7	9.1	6.3

Provision for income taxes	7.0	4.7	4.3	3.0

Net income	$7.5	5.0%	$4.8	3.3%

% changes from prior year:

Revenues		2.7%

Income before income taxes		59.5

Net income		56.9

Admissions (b)		0.9

Equivalent admissions (c)		1.5

Revenues per equivalent admission		1.2

Same hospital % changes from prior year (d):

Revenues		8.5

Admissions (b)		6.5

Equivalent admissions (c)		6.0

Revenues per equivalent admission		2.3

	NINE MONTHS ENDED SEPTEMBER 30,

	2001		2000

		% OF		% OF
	AMOUNT	REVENUES	AMOUNT	REVENUES

Revenues	$455.1	100.0%	$414.6	100.0%

Salaries and benefits	179.0	39.3	168.2	40.6

Supplies	57.4	12.6	50.1	12.1

Other operating expenses	88.5	19.5	88.8	21.3

Provision for doubtful accounts	34.1	7.5	31.4	7.6

	359.0	78.9	338.5	81.6

EBITDA (a)	96.1	21.1	76.1	18.4

Depreciation and amortization	24.8	5.4	25.3	6.1

Interest expense, net	14.2	3.1	22.9	5.5

ESOP expense	8.0	1.8	4.4	1.1

Gain on previously impaired assets	(0.5)	(0.1)	(1.4)	(0.3)

Income before minority interests, income taxes and extraordinary item	49.6	10.9	24.9	6.0

Minority interests in earnings of consolidated entities	1.9	0.4	1.8	0.4

Income before income taxes and extraordinary item	47.7	10.5	23.1	5.6

Provision for income taxes	23.1	5.1	10.6	2.6

Income before extraordinary item	24.6	5.4	12.5	3.0

Extraordinary loss on early retirement of bank debt, net	1.6	0.3	—	—

Net income	$23.0	5.1%	$12.5	3.0%

% changes from prior year:

Revenues		9.8%

Income before income taxes and extraordinary item		106.2

Income before extraordinary item		97.0

Net income		84.2

Admissions (b)		7.5

Equivalent admissions (c)		6.2

Revenues per equivalent admission		3.3

Same hospital % changes from prior year (d):

Revenues		9.8

Admissions (b)		6.2

Equivalent admissions (c)		7.3

Revenues per equivalent admission		2.4

(a)	EBITDA is defined as income before depreciation and amortization, interest expense, gain on previously impaired assets, ESOP expense, minority interests in earnings of consolidated entities, extraordinary items and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(b)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(c)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(d)	Same hospital information excludes the operations of hospitals which we either acquired or divested during 2000 and 2001.

For the Three Months Ended September 30, 2001 and 2000

     Revenues increased 2.7% to $149.2 million for the three months ended September 30, 2001 compared to $145.3 million for the three months ended September 30, 2000. The rate of increase was lower than the growth rates reported in prior quarters primarily due to a decrease in the number of hospitals we operated during the current period as compared to the same period last year. We operated 23 hospitals (2,092 weighted average licensed beds) during the three months ended September 30, 2000 compared to 21 hospitals (1,963 weighted average licensed beds) during the three months ended September 30, 2001. The net effect of the decrease in the number of hospitals and weighted average licensed beds was a decrease in revenues of $6.8 million. On a same hospital basis, revenues increased 8.5% over the same period last year. The 8.5% increase in same hospital revenues resulted primarily from a 6.5% increase in same hospital inpatient admissions and a 6.0% increase in same hospital equivalent admissions (adjusted to reflect combined inpatient and outpatient volume). In addition, revenues per equivalent admissions increased 2.3% on a same hospital basis for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

     Our costs did not increase at the same rate as our revenues. The increase in volumes and revenues per equivalent admission contributed to the reduction of our operating expenses as a percentage of revenues because we were able to spread our operating costs over an increased base of revenues.

     Salaries and benefits decreased as a percentage of revenues to 39.7% for the three months ended September 30, 2001 from 40.1% for the three months ended September 30, 2000 primarily as a result of improvements in labor productivity and an increase in revenues per equivalent admission. Man-hours per equivalent admission decreased 4.7% over the same period last year. The decrease in salaries and benefits as a percentage of revenues was partially offset by a 5.3% increase in salaries and benefits per man-hour for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

     Supply costs increased as a percentage of revenues to 12.7% for the three months ended September 30, 2001 from 11.8% for the three months ended September 30, 2000. The cost of supplies per equivalent admission increased 9.1% primarily as a result of increases in the number of surgeries performed by us during the three months ended September 30, 2001 compared to the three months ended September 30, 2000 as supply costs incurred in connection with surgeries are higher than supply costs incurred for other procedures. In addition, the increase is partially due to increases in pharmaceutical costs and new product development costs as well as general inflation.

     Other operating expenses decreased as a percentage of revenues to 19.6% for the three months ended September 30, 2001 from 20.9% for the three months ended September 30, 2000. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily the result of an increase in volumes and revenues per equivalent admission and a decrease in professional fees and contract services as a percentage of revenues.

     Provision for doubtful accounts decreased as a percentage of revenues to 7.7% for the three months ended September 30, 2001 from 8.6% for the three months ended September 30, 2000 primarily as a result of the significant improvement in collections at one facility acquired during 2000 and the effect of three of the facilities sold during 2000. The provision for doubtful accounts as a percentage of revenues at the sold facilities was significantly higher than our average.

     Depreciation and amortization expense decreased to $8.2 million for the three months ended September 30, 2001 compared to $8.5 million for the three months ended September 30, 2000. Depreciation expense decreased primarily due to a decrease in the number of facilities we operated during the three months ended September 30, 2001 compared to the same period last year.

     Net interest expense decreased to $4.0 million for the three months ended September 30, 2001 from $8.3 million for the three months ended September 30, 2000. This decrease was primarily the result of our repayment of the remaining bank debt borrowings outstanding during April and May 2001.

     ESOP expense increased to $3.0 million for the three months ended September 30, 2001 from $2.0 million for the three months ended September 30, 2000. This increase was primarily because of a higher average fair market value of our common stock for the three months ended September 30, 2001 compared to the same period last year. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

     During the three months ended September 30, 2000, we recorded a $1.4 million pre-tax gain related to the favorable settlement on the sale of a facility on which we had previously recorded an impairment charge.

     Minority interests in earnings of consolidated entities increased slightly to $0.6 million for the three months ended September 30, 2001 compared to $0.5 million for the three months ended September 30, 2000.

     The provision for income taxes increased to $7.0 million for the three months ended September 30, 2001 compared to $4.3 million for the three months ended September 30, 2000 primarily as a result of higher pre-tax income for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

     Net income increased to $7.5 million for the three months ended September 30, 2001 compared to $4.8 million for the three months ended September 30, 2000 because of the reasons described above.

For the Nine Months Ended September 30, 2001 and 2000

     Revenues increased 9.8% to $455.1 million for the nine months ended September 30, 2001 compared to $414.6 million for the nine months ended September 30, 2000 primarily as a result of a 6.2% increase in equivalent admissions, a 3.3% increase in revenues per equivalent admission and an increase in services offered. The increase in equivalent admissions resulted primarily from increases in same hospital equivalent admissions.

     Our costs did not increase at the same rate as our revenues. The increase in volumes and revenues per equivalent admission contributed to the reduction of our operating expenses as a percentage of revenues because we were able to spread our operating costs over an increased base of revenues.

     Salaries and benefits decreased as a percentage of revenues to 39.3% for the nine months ended September 30, 2001 from 40.6% for the nine months ended September 30, 2000 primarily as a result of improvements in labor productivity and an increase in revenues per equivalent admission. Man-hours per equivalent admission decreased 5.9% over the same period last year. The decrease in salaries and benefits as a percentage of revenue was partially offset by a 6.5% increase in salaries and benefits per man-hour for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

     Supply costs increased as a percentage of revenues to 12.6% for the nine months ended September 30, 2001 from 12.1% for the nine months ended September 30, 2000. The cost of supplies per equivalent admission increased 7.5% primarily as a result of increases in the number of surgeries performed by us during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 as supply costs incurred in connection with surgeries are higher than supply costs incurred for other procedures. In addition, the increase is partially due to increases in pharmaceutical costs and new product development costs as well as general inflation.

     Other operating expenses decreased as a percentage of revenues to 19.5% for the nine months ended September 30, 2001 from 21.3% for the nine months ended September 30, 2000. Other operating expenses consist primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes. The decrease was primarily the result of an increase in volumes and revenues per equivalent admission as discussed above and a decrease in professional fees and contract services as a percentage of revenues.

     Provision for doubtful accounts decreased slightly as a percentage of revenues to 7.5% for the nine months ended September 30, 2001 from 7.6% for the nine months ended September 30, 2000.

     Depreciation and amortization expense decreased to $24.8 million for the nine months ended September 30, 2001 from $25.3 million for the nine months ended September 30, 2000 primarily because of the decrease in the number of facilities we operated during the nine months ended September 30, 2001 compared to the same period last year.

     Net interest expense decreased to $14.2 million for the nine months ended September 30, 2001 from $22.9 million for the nine months ended September 30, 2000. This decrease was primarily the result of our repayment of the remaining bank debt borrowings outstanding during April and May 2001.

     ESOP expense increased to $8.0 million for the nine months ended September 30, 2001 from $4.4 million for the nine months ended September 30, 2000. This increase was because of a higher average fair market value of our common stock for the nine months ended September 30, 2001 compared to the same period last year. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

     During the nine months ended September 30, 2001 and 2000, we recorded a $0.5 million and $1.4 million pre-tax gain, respectively, related to the favorable settlement on the sale of a facility on which we had previously recorded an impairment charge.

     Minority interests in earnings of consolidated entities increased slightly to $1.9 million for the nine months ended September 30, 2001 compared to $1.8 million for the nine months ended September 30, 2000.

     The provision for income taxes increased to $23.1 million for the nine months ended September 30, 2001 compared to $10.6 million for the nine months ended September 30, 2000 primarily as a result of higher pre-tax income for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. These provisions reflect effective income tax rates of 48.4% for 2001 compared to 46.0% for 2000. The increase in the effective rate results from the increase in the nondeductible portion of ESOP expense.

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

     Net income increased to $23.0 million for the nine months ended September 30, 2001 compared to $12.5 million for the nine months ended September 30, 2000 because of the reasons described above.

Liquidity and Capital Resources

     We rely on our bank credit facilities and other traditional funding sources to supplement any cash needs not met by operations. At September 30, 2001, we had working capital of $91.5 million compared to $65.4 million at December 31, 2000. The increase in working capital was due to a $33.8 million increase in cash from December 31, 2000 primarily resulting from an increase in net cash collections and a decrease in current maturities of long-term debt of $11.1 million. The decrease in current maturities of long-term debt resulted from the full repayment of bank debt made during the nine months ended September 30, 2001. The increase in working capital was partially offset by an increase in other current liabilities of approximately $12.3 million primarily resulting from an increase in accrued interest and other accrued expenses.

     Cash provided by operating activities increased to $91.6 million for the nine months ended September 30, 2001 compared to $57.7 million for the nine months ended September 30, 2000. This increase was primarily the result of improved operations in 2001 compared to 2000 and changes in working capital as described above.

     Cash used in investing activities decreased to $30.0 million during the nine months ended September 30, 2001 compared to $84.6 million in the nine months ended September 30, 2000. The decrease was primarily the result of our acquisitions of Putnam Community Medical Center and Lander Valley Medical Center during the nine months ended September 30, 2000. The decrease was partially offset by the proceeds from sale of facilities of $24.4 million during the nine months ended September 30, 2000 and by increased capital expenditures of $28.5 million during the nine months ended September 30, 2001 compared to $23.3 million during the nine months ended September 30, 2000. At September 30, 2001, there were projects under construction that had an estimated additional cost to complete and equip of approximately $8.1 million. We anticipate that these projects will be completed over the next twelve months. We believe our capital expenditure program is adequate to expand, improve and equip our existing health care facilities. We expect to make total capital expenditures in 2001 of approximately $40 to $45 million, excluding acquisitions.

     Cash used in financing activities was $27.8 million for the nine months ended September 30, 2001 compared to cash provided by financing activities of $34.7 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, we received $100.4 million from our public offering of common stock and we repaid $139.3 million of bank debt. We borrowed $65.0 million during the nine months ended September 30, 2000 to fund acquisitions of two hospitals and we repaid $33.9 million of bank debt primarily from our proceeds from the sale of facilities.

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

     Our business plan contemplates the acquisition of additional hospitals and we continuously review potential acquisitions. These acquisitions may, however, require additional financing. We also continually review our capital needs and financing opportunities and may seek additional financing for our acquisition program or other needs.

     We do not expect to pay dividends on our common stock in the foreseeable future.

Impact of Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for transactions completed subsequent to June 30, 2001 and SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is anticipated to result in an increase in net income of approximately $0.8 million per year ($0.02 per diluted share), based on our 2001 projected net income and diluted shares. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002 and we believe that these tests will not have a material effect on our earnings and financial position.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS 121. SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. We do not anticipate SFAS 144 to have a material effect on our earnings or financial position.

Contingencies

HCA Investigations, Litigation and Indemnification Rights

     HCA is currently the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payer actions and general liability claims. HCA is also the subject of a formal order of investigation by the SEC. Based on our review of HCA’s public filings, we understand that the SEC’s investigation of HCA includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the federal securities laws. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before our formation as an independent company, owned the facilities we now own.

     HCA is a defendant in several qui tam actions, or actions brought by private parties, known as relators, on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. ss. 3729 et seq., by submitting improper claims to the government for reimbursement. The lawsuits seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the federal government, civil penalties of not less than $5,000 nor more than $10,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that, on March 15, 2001, the Department of Justice filed a status report setting forth the government’s decisions regarding intervention in existing qui tam actions against HCA and filed formal complaints for those suits in which the government has intervened. HCA stated that, of the original 30 qui tam actions, the Department of Justice remains active and has elected to intervene in eight actions. HCA has also disclosed that is it aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

     On December 14, 2000, HCA announced that it signed an agreement with the Department of Justice and four U.S. attorneys’ offices resolving all pending federal criminal issues in the government’s investigation. The criminal agreement has been accepted by the federal district courts. The criminal agreement provided that HCA pay the government $95 million, which payment was made during the first quarter of 2001, and that two non-operating subsidiaries enter certain criminal pleas, which pleas were entered in January 2001.

     HCA also announced that it signed a civil settlement agreement with the Department of Justice resolving civil false claims issues related to DRG coding, outpatient laboratory and home health. The civil settlement provides that in return for releases on these issues, HCA will pay the government $745 million, with interest accruing from May 18, 2000 to the payment date at a rate of 6.5%. Court approval of this settlement was received on August 7, 2001 and HCA made the payment on August 10, 2001. The civil issues that are not covered by the civil agreement include claims related to cost reports and physician relations issues.

     The agreements announced on December 14, 2000 relate only to conduct that was the subject of the federal investigations resolved in the agreements, and HCA has stated publicly that it continues to discuss civil claims relating to cost reporting and physician relations with the government. These agreements with the government do not resolve various qui tam actions filed by private parties against HCA, or any pending state actions. In addition to other claims not covered by these agreements, the government also reserved its rights under these agreements to pursue any claims it may have for:

•	any civil, criminal or administrative liability under the Internal Revenue Code;

•	any other criminal liability;

•	any administrative liability, including mandatory exclusion from federal health care programs;

•	any liability to the United States (or its agencies) for any conduct other than the conduct covered in the government’s investigation;

•	any express or implied warranty claims or other claims for defective or deficient products or services, including quality of goods and services, provided by HCA;

•	any claims for personal injury or property damage or for other similar consequential damages arising from the conduct subject to the investigation; and

•	any civil or administrative claims of the United States against individuals.

     In addition, five of our current and former hospitals received notices in early 2001 from the Centers for Medicare and Medicaid Services (“CMS”), formerly known as the Health Care Financing Administration, a United States government agency that runs the Medicare and Medicaid programs. The notices stated that CMS was re-opening, for examination, cost reports for Medicare and Medicaid reimbursement filed by these hospitals for periods between 1993 and 1998, which pre-dates our spin-off from HCA.

     HCA has agreed to indemnify us for any losses, other than consequential damages, arising from the pending governmental investigations of HCA’s business practice prior to the date of the distribution and losses arising from legal proceedings, present or future, related to the investigation or actions engaged in before the distribution that relate to the investigation. HCA has also agreed that, in the event that any hospital owned by us at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to us, in an amount (if positive) equal to five times the excluded hospital’s 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital. However, we could be held responsible for any claims that are not covered by the agreements reached with the federal government or for which HCA is not required to, or fails to, indemnify us. If indemnified matters were asserted successfully against us or any of our facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on our business, financial condition, results of operations or prospects.

     The extent to which we may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on our business, financial condition, results of operations or prospects in future periods.

Americans With Disabilities Act Claim

     On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of our hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act. The lawsuit, filed in the United States District Court for the Eastern District of Tennessee, seeks injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, along with attorneys’ fees and costs. We are working with Access Now to determine the scope of facility modification needed to comply with the Act.

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

General Liability Claims

     We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts, for wrongful restriction of, or interference with, physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request punitive or other damages against us which may not be covered by insurance. We are currently not a party to any proceeding which, in management’s opinion, would have a material adverse effect on our business, financial condition or results of operations.

Physician Commitments

     We have committed to provide financial assistance pursuant to recruiting agreements with various physicians practicing in the communities in which we serve. In consideration for a physician relocating to one of our communities and agreeing to engage in private practice for the benefit of the respective community, we may loan money to a physician, normally over a period of one year, to assist in establishing his or her practice. We have committed to advance amounts of approximately $9.1 million at September 30, 2001. The actual amount of commitments to be subsequently advanced to physicians often depends on the financial results of a physician’s private practice during the guarantee period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent on the physician continuing to practice in the respective community. It is management’s opinion that amounts actually advanced and not repaid will not have a material adverse effect on our results of operations or financial position.

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

Inflation

     The health care industry is labor intensive. Wages and other expenses increase during periods of inflation and when shortages in marketplaces occur. In addition, suppliers and insurers pass along rising costs to us in the form of higher prices. Our ability to pass on these increased costs is limited because of increasing regulatory and competitive pressures. In the event we experience inflationary pressures, results of operations may be materially affected.

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

Item 3:   Quantitative and Qualitative Disclosures about Market Risk

     During the nine months ended September 30, 2001 there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2000.

Part II:    Other Information

Item 6:   Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of LifePoint Hospitals, Inc. (i)

3.2	Bylaws of LifePoint Hospitals, Inc. (i)

3.3	Certificate of Incorporation of LifePoint Hospitals Holdings, Inc. (ii)

3.4	Bylaws of LifePoint Hospitals Holdings, Inc. (ii)

(i)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(ii)	Incorporated by reference from the LifePoint Hospitals Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

(b)	Reports on Form 8-K filed during the three months ended September 30, 2001:

     On July 18, 2001, we furnished information pursuant to Item 9 of Form 8-K concerning the webcast of our second quarter 2001 earnings results.

     On July 25, 2001, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on July 23, 2001 containing our second quarter 2001 earnings results.

     On September 25, 2001, we furnished pursuant to Item 9 of Form 8-K copies of our two press releases issued on September 24, 2001. The first press release concerned our pending acquisition of Ville Platte Medical Center. The second press release concerned our participation in an investor conference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.

Date: November 14, 2001	/s/ Kenneth C. Donahey

Kenneth C. Donahey
Chairman and Chief Executive Officer
(Principal Executive and Financial Officer)

LifePoint Hospitals Holdings, Inc.

Date: November 14, 2001	/s/ Kenneth C. Donahey

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