Form 10-K
period 2001-12-31
LIFEPOINT HOSPITALS INC
filed 2002-04-01
CIK 1074772

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K

(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


================================================================================

================================================================================


                        COMMISSION FILE NUMBER: 333-84755


                            ------------------------


                       LIFEPOINT HOSPITALS HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)


                            ------------------------



                DELAWARE                                    52-2167869
    (State of Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

      103 POWELL COURT, SUITE 200                              37027
          BRENTWOOD, TENNESSEE                              (Zip Code)
(Address of Principal Executive Offices)

                                 (615) 372-8500
              (Registrant's Telephone Number, including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the shares of Common Stock (based upon the closing sale price of these shares on March 25, 2002) of LifePoint Hospitals, Inc. held by non-affiliates on March 25, 2002, was approximately $1,291,128,372.

         As of March 25, 2002, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 39,385,416, and all of the shares of Common Stock of LifePoint Hospitals Holdings, Inc. were owned by LifePoint Hospitals, Inc.


================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for our annual meeting of stockholders to be held on May 14, 2002 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         We operate 23 general, acute care hospitals with an aggregate of 2,197 licensed beds in growing, non-urban communities. In all but one of our communities, our hospital is the only provider of acute care hospital services. Our hospitals are located in Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming. For the year ended December 31, 2001, we generated $619.4 million in net revenues and EBITDA of $131.4 million.

         We were formed as a division of HCA Inc. in November 1997 to operate general, acute care hospitals in non-urban communities. We became an independent, publicly-traded company on May 11, 1999 when HCA distributed all outstanding shares of our common stock to its stockholders.

THE NON-URBAN HEALTHCARE MARKET

         We believe that growing, non-urban healthcare markets are attractive because of the following factors:

         - Less Competition. Non-urban communities have smaller populations with fewer hospitals and other healthcare service providers. We believe that the smaller populations and relative significance of the one or two acute care hospitals in these markets may discourage the entry of alternate non-hospital providers, including outpatient surgery centers, rehabilitation centers and diagnostic imaging centers.

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

         - Acquisition Opportunities. Currently, not-for-profit and governmental entities own most non-urban hospitals. These entities often have limited access to the capital needed to keep pace with advances in medical technology. In addition, these entities sometimes lack the management resources necessary to control hospital expenses, recruit and retain physicians, expand healthcare services and comply with increasingly complex reimbursement and managed care requirements. As a result, patients may migrate to, may be referred by local physicians to, or may be encouraged by managed care plans to travel to, hospitals in larger, urban markets. We believe that as a result of these pressures, many not-for-profit and governmental owners of non-urban hospitals who wish to preserve the local availability of quality healthcare services are interested in selling or leasing these hospitals to companies, like us, that are committed to the local delivery of healthcare and that have greater access to capital and management resources.

OPERATING PHILOSOPHY

         We are committed to operating general, acute care hospitals in growing, non-urban markets. As a result, we adhere to an operating philosophy that is focused on the unique patient and provider needs and opportunities in these communities. This philosophy includes a commitment to:

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

BUSINESS STRATEGY

         We manage our hospitals in accordance with our operating philosophy and have developed the following strategies tailored for each of our markets:

         - Expand Breadth of Services and Attract Community Patients. We strive to increase revenues by improving the quality and broadening the scope of healthcare services available at our facilities, and to recruit physicians with a broader range of specialties. We have undertaken projects in the majority of our hospitals targeted at expanding or renovating specialty service facilities including the following:

                                                                                          Capital Expenditures
                                                                 Total       -----------------------------------------------
                                                 Number of      Project                                            Estimated
Expansion or Renovation Project                  Facilities      Budget      1999          2000            2001      2002
-------------------------------                  ----------     -------      ----          ----            ----    ---------
                                                                      (Dollars in Millions)
Operating room expansion.................           12           $44.2       $5.8          $6.4            $11.9     $13.3
MRI addition.............................            8            11.8        --            3.0              4.1       5.0
CT scanner addition......................           14             8.2        2.7           0.6              3.6       1.4
Emergency room expansion.................            6            20.4        0.4           1.7              0.7       4.7
Obstetric care addition..................            2             6.1        4.5           1.4              --        --
Rehabilitation addition..................            3             1.9        0.5           --               0.5       2.9


We believe that our expansion of available treatments and our community focus will encourage residents in the non-urban markets that we serve to seek care locally at our facilities rather than at facilities outside the area.

         - Strengthen Physician Recruiting and Retention. We seek to increase our revenue by enhancing the quality of care available locally. We believe that recruiting physicians in local communities is critical to increasing the quality of healthcare and the breadth of available services at our facilities. Following the distribution of our stock from HCA, we recruited 70 physicians in 1999, including 42 specialists. In 2000, we recruited 80 physicians, including 49 specialists and in 2001 we recruited 57 physicians, including 41 specialists. Our physician recruitment program is currently focused primarily on recruiting additional specialty care physicians. Our management is focused on working more effectively with individual physicians and physician practices. We believe that expansion of the range of available treatments at our hospitals should also assist in physician recruiting and contribute to the sense that our hospitals are community assets.

         - Improve Expense Management. We seek to control costs by, among other things, reducing labor costs by improving labor productivity and decreasing the use of contracted labor, controlling supply expenses through the use of a group purchasing organization and reducing uncollectible revenues. We have implemented cost control initiatives including adjusting staffing levels according to patient volumes, modifying supply purchases according to usage patterns and providing training to hospital staff in more efficient billing and collection processes. For the year ended December 31, 2001 compared to the year ended December 31, 2000, our total operating expenditures decreased as a percentage of revenue to 78.8% from 81.0%. We believe that as our company grows, we will likely benefit from our ability to spread fixed administrative costs over a larger base of operations.

         - Retain and Develop Stable Management. We seek to retain the executive teams at our hospitals to enhance medical staff relations and maintain continuity of relationships within the community. We make a commitment to the rural communities that we serve by focusing our recruitment of managers and healthcare professionals on those who wish to live and practice in the communities in which our hospitals are located. In addition, these hospital leaders are granted options under our employee stock option plan.

         - Improve Managed Care Position. We strive to improve our revenues from managed care plans by negotiating facility-specific contracts with these payors on terms appropriate for smaller, non-urban markets. Prior to the distribution of our common stock, our facilities typically were included in managed care contracts negotiated by HCA on a market wide basis emphasizing large urban facilities. Since the distribution we have negotiated contracts that are more appropriate for non-urban markets. In addition, our position as a significant provider of acute care services in our markets enables us to negotiate contract terms that are generally more favorable for our facilities and to decrease the levels of discount in the arrangements in which we participate.

         - Acquire Other Hospitals. We continue to pursue a disciplined acquisition strategy and seek to identify and acquire attractive hospitals in growing, non-urban markets that are the sole or significant market provider of healthcare services in the community. In 2001, we acquired two hospitals, Athens Regional Medical Center in Athens, Tennessee and Ville Platte Medical Center in Ville Platte, Louisiana. These transactions closed on October 1, 2001 and December 1, 2001, respectively. Each of these hospitals is located in areas where patients often travel outside of the community for healthcare services. By implementing our operating strategies, we believe that we can attract many of these patients that historically have sought care elsewhere.

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

         -        our access to financing; and

         - our ability to provide the necessary equipment and resources for physicians.

OPERATIONS

         Our general, acute care hospitals usually provide the range of medical and surgical services commonly available in hospitals in non-urban markets. These hospitals also provide diagnostic and emergency services, as well as outpatient and ancillary services including outpatient surgery, laboratory, rehabilitation, radiology, respiratory therapy and physical therapy.

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

         In addition to providing capital resources, we make available a variety of management services to our healthcare facilities. These services include:

         -        information and clinical systems;

         -        accounting, financial, tax and reimbursement support;

         -        legal support;

         -        personnel management;

         -        risk management;

         -        corporate compliance;

         -        construction oversight and management;

         -        internal auditing; and

         -        resource management.


         We participate, along with HCA, Triad Hospitals, Inc., Health Management Associates, Inc. and other companies, in a group purchasing organization which makes certain national supply and equipment contracts available to our facilities.

PROPERTIES

         The following table lists the hospitals owned, except as otherwise indicated, by us as of March 26, 2002:


                          FACILITY NAME                              CITY                STATE       LICENSED BEDS
                          -------------                              ----                -----       -------------
Andalusia Regional Hospital....................................    Andalusia               AL             101
Bartow Memorial Hospital.......................................    Bartow                  FL              56
Putnam Community Medical Center................................    Palatka                 FL             141
Western Plains Regional Hospital(1)............................    Dodge City              KS             110
Georgetown Community Hospital..................................    Georgetown              KY              75
Jackson Purchase Medical Center................................    Mayfield                KY             107
Meadowview Regional Medical Center.............................    Maysville               KY             111
Bourbon Community Hospital.....................................    Paris                   KY              58
Logan Memorial Hospital........................................    Russellville            KY              92
Lake Cumberland Regional Hospital..............................    Somerset                KY             227
Bluegrass Community Hospital(2)................................    Versailles              KY              25
Ville Platte Medical Center....................................    Ville Platte            LA             116
Athens Regional Medical Center.................................    Athens                  TN             118
Smith County Memorial Hospital.................................    Carthage                TN              63
Crockett Hospital..............................................    Lawrenceburg            TN             107
Livingston Regional Hospital...................................    Livingston              TN             122
Hillside Hospital..............................................    Pulaski                 TN              95
Emerald-Hodgson Hospital(3)....................................    Sewanee                 TN              40
Southern Tennessee Medical Center..............................    Winchester              TN             159
Castleview Hospital............................................    Price                   UT              84
Ashley Valley Medical Center...................................    Vernal                  UT              39
Lander Valley Medical Center(4)................................    Lander                  WY              81
Riverton Memorial Hospital.....................................    Riverton                WY              70

---------------------

(1) We operate and hold a 70% equity interest in a consolidated joint venture which owns and operates Western Plains Regional Hospital.

(2) We lease Bluegrass Community Hospital from Woodford Healthcare, Inc., a Kentucky not-for-profit corporation, pursuant to a lease agreement that expires on December 31, 2002 unless extended by the parties.

(3) We lease the real estate associated with Emerald-Hodgson Hospital from the University of the South, a Tennessee corporation, pursuant to a lease agreement that expires on May 7, 2020.

(4) We lease the real estate associated with Lander Valley Medical Center from the City of Lander, Wyoming pursuant to a ground lease that expires on December 31, 2073.

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

                                                                              YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
                                                          1997          1998          1999        2000         2001
                                                        ---------     --------     ---------    --------     --------
Number of hospitals at end of period.............             22            23           23           20           23
Number of licensed beds at end of period(a)......          2,080         2,169        2,169        1,963        2,197
Weighted average licensed beds(b)................          2,078         2,127        2,169        2,056        2,011
Admissions(c)....................................         60,487        62,269       64,081       66,085       70,891
Equivalent admissions(d).........................        105,126       110,029      114,321      119,812      129,163
Revenues per equivalent admission................       $  4,638      $  4,530     $  4,507     $  4,650     $  4,796
Average length of stay (days)(e).................            4.4           4.4          4.2          4.1          4.0
Emergency room visits(f).........................            N/A           N/A      278,250      294,952      313,110
Outpatient surgeries(g)..........................            N/A           N/A       46,773       49,711       57,423
Total surgeries..................................            N/A           N/A       63,854       68,012       77,465


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

(e) Represents the average number of days admitted patients stay in our hospitals. Average length of stay has declined due to the continuing pressures from managed care and other payors to restrict admissions and reduce the number of days that are covered by the payors for certain procedures, and by technological and pharmaceutical improvements.

(f)      Represents the total number of hospital-based emergency room visits.

(g) Outpatient surgeries are those surgeries that do not require admission to our hospitals.

         Our hospitals have experienced significant growth in outpatient care services compared to inpatient care services. Net outpatient revenues as a percentage of total patient revenues was 48.5% for the year ended December 31, 2001. We believe outpatient services provided at our hospitals have increased for two primary reasons. First, because of our ongoing recruiting efforts, many new physicians have admitting privileges to our hospitals. These new physicians tend to provide primarily outpatient care services until they become established in the community and develop a patient base. Once they become established in a community, inpatient admissions from physicians tend to increase.

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

SOURCES OF REVENUE

         Our hospitals receive payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, HMOs, PPOs and other private insurers, as well as directly from patients. The approximate percentages of net inpatient revenues, net outpatient revenues and total net revenues of our facilities from these sources during the periods specified below were as follows:


                                     TOTAL NET REVENUES            NET INPATIENT        NET OUTPATIENT
                              -------------------------------        REVENUES              REVENUES
                                        YEARS ENDED               --------------     ------------------
                                        DECEMBER 31,                YEAR ENDED            YEAR ENDED
                              -------------------------------       DECEMBER 31,          DECEMBER 31,
                               1999        2000        2001            2001                  2001
                              ------      ------      ------           -----                 -----
Medicare..............          34.8%       34.6%       34.2%          53.9%                  14.5%
Medicaid..............          12.6        12.4        14.2            13.2                  15.6
HMOs, PPOs and other
  private insurers....          39.4        40.6        40.2            26.3                  56.2
Self pay and other ...          13.2        12.4        11.4             6.6                  13.7
                              ------      ------      ------           -----                 -----
              Total...         100.0%      100.0%      100.0%          100.0%                100.0%
                              ======      ======      ======           =====                 =====


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

         In addition to government programs, our hospitals are reimbursed by private payors including HMOs, PPOs, private insurance companies, employers and individual private payors. Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for the services under Medicare, Medicaid, some private insurance plans, HMOs or PPOs, but are responsible for services not covered by these plans, exclusions, deductibles or co-insurance features of their coverage. The amount of exclusions, deductibles and co-insurance has generally been increasing each year.

COMPETITION

         The hospital industry is highly competitive. We compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. Our hospitals are located in growing, non-urban market areas. In 22 of our 23 communities, our hospitals face no direct competition within their communities because there are no other hospitals in their communities. However, these hospitals do face competition from hospitals outside of their communities, including hospitals in the market area and nearby urban areas that provide more complex services. These facilities are generally located in excess of 25 miles from our facilities. Patients in our primary service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer or physician referrals. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. Patients who require services from these other hospitals may subsequently shift their preferences to those hospitals for services we do provide. In addition, some of the hospitals that compete with us are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals, in some instances, are not required to pay sales, property and income taxes. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers.

         State certificate of need laws, which place limitations on a hospital's ability to expand hospital services and add new equipment, also may have the effect of restricting competition. Of the eight states where we own hospitals, Alabama, Florida, Kentucky and Tennessee have certificate of need laws. The application process for approval of covered services, facilities, changes in operations and capital expenditures is, therefore, highly competitive in these states.

         The number and quality of the physicians on a hospital's staff is an important factor in a hospital's competitive advantage. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. We believe that physicians refer patients to a hospital primarily on the basis of the quality of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital's facilities, equipment and employees. Admitting physicians may be on the medical staffs of other hospitals in addition to those of our hospitals. As of December 31, 2001, there were approximately 1,550 physicians on staff at our hospitals.

         One element of our business strategy is expansion through the acquisition of acute care hospitals in growing, non-urban markets. The competition to acquire rural hospitals is significant. We intend to acquire, on a selective basis, hospitals that are similar to those we currently own and operate.

EMPLOYEES AND MEDICAL STAFF

         At February 28, 2002, we had approximately 7,240 employees, including approximately 1,820 part-time employees. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good. While some of our hospitals experience union organizing activity from time to time, we do not expect these efforts to materially affect our future operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate.

         Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by the hospital's medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria. With certain exceptions, physicians generally are not employees of our hospitals. However, we have conducted a physician practice management program pursuant to which some physicians provide services in our hospitals by employment contract. We attempt to restructure or phase out these physician contracts as they come up for renewal and do not intend to expand this program in the future.

GOVERNMENT REGULATION

         Overview. All participants in the healthcare industry are required to comply with extensive government regulation at the federal, state and local levels. Under these laws and regulations, hospitals must meet requirements to be licensed as hospitals and qualified to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, hospital use, rate-setting, compliance with building codes, and environmental protection laws. There are also extensive regulations governing a hospital's participation in these government programs. If we fail to comply with applicable laws and regulations, we can be subject to criminal penalties and civil sanctions, our hospitals can lose their licenses and their ability to participate in these government programs. In addition, government regulations frequently change. When that happens, we may have to make changes in our facilities, equipment, personnel and services so that our hospitals remain licensed and qualified to participate in these programs. We believe that our hospitals are in substantial compliance with current federal, state and local regulations and standards.

         Hospitals are subject to periodic inspection by federal, state, and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing and certification. All of our hospitals are licensed under appropriate state laws and are qualified to participate in Medicare and Medicaid programs. In addition, all of our hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). This accreditation indicates that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medicaid programs.

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

         - paying money to induce the referral of patients or purchase of items or services where such items or services are reimbursable under a federal or state health program; or

         - failing to provide appropriate emergency medical screening services to any individual who comes to a hospital's emergency room or otherwise failing to properly treat and transfer emergency patients.

         The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a federal healthcare program. HIPAA created civil penalties for conduct, including upcoding and billing for medically unnecessary goods or services. It established new enforcement mechanisms to combat fraud and abuse. These include a bounty system, where a portion of the payments recovered is returned to the government agencies, as well as a whistleblower program. This law also expanded the categories of persons that may be excluded from participation in federal and state healthcare programs.

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

         We have a variety of financial relationships with physicians who refer patients to our hospitals. Physician investors have an ownership interest in one of our hospitals. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, independent contractor agreements, and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include minimum revenue guarantees and, in some cases, loans. The Office of Inspector General is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the anti-kickback statute. These regulations are known as "safe harbor" regulations. The failure of a particular activity to comply with the safe harbor regulations does not mean that the activity violates the anti-kickback statute. We believe that all of our business arrangements are in full compliance with the anti-kickback statute. We try to structure each of our arrangements, especially each of our business arrangements with physicians, to fit as closely as possible within an applicable safe harbor. However, not all of our business arrangements fit wholly within safe harbors, and so we cannot guarantee that these arrangements will not be scrutinized by government authorities, or if scrutinized, that they will be determined to be in compliance with the anti-kickback statute or other applicable laws. If that happened, we would be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid, or other governmental healthcare programs.

         The Social Security Act also includes a provision commonly known as the "Stark law." This law prohibits physicians from referring Medicare and Medicaid patients to selected types of healthcare entities in which they or any of their immediate family members have ownership or other financial interests. These types of referrals are commonly known as "self referrals." Sanctions for violating the Stark law include civil monetary penalties, assessments equal to twice the dollar value of each service, and exclusion from Medicare and Medicaid programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, and recruitment agreements. The federal government released regulations interpreting some, but not all, of the provisions included in the Stark law in January 2001, and the government has said it intends to release a second phase of final Stark regulations in the future. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark law and subsequent regulations. However, the new Stark regulations may interpret provisions of this law in a manner different from the manner with which we have interpreted them. We cannot predict the effect these regulations will have on us.

         Many states in which we operate also have adopted, or are considering adopting, similar laws. Some of these state laws apply even if the payment for care does not come from the government. These statutes typically provide criminal and civil penalties. While there is little precedent for the interpretation or enforcement of these state laws, we have attempted to structure our financial relationships with physicians and others in light of these laws. However, if we are found to have violated these state laws, it could result in the imposition of criminal and civil penalties.

         Corporate Practice of Medicine and Fee-Splitting. Some states have laws that prohibit unlicensed persons or business entities, including corporations or business organizations that own hospitals, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician's license, civil and criminal penalties and rescission of business arrangements. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We attempt to structure our arrangements with healthcare providers to comply with the relevant state laws and the few available regulatory interpretations.

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

         Conversion Legislation. Many states have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. These reviews and, in some instances, approval processes can add additional time to the closing of a not-for-profit hospital acquisition. Future actions by state legislators or attorneys' general may seriously delay or even prevent our ability to acquire hospitals.

         Certificates of Need. The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and expensive equipment at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. We operate hospitals in four states that have adopted certificate of need laws, Kentucky, Tennessee, Florida and Alabama. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of hospital licenses.

         HIPAA Privacy and Security Requirements. The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, the Health Care Financing Administration, now called the Centers for Medicare and Medicaid Services ("CMS"), published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 16, 2003, although the government requires us to submit a plan by October 16, 2002 showing how we plan to meet the transactions standards. We cannot predict the impact that final regulations, when fully implemented, will have on us.

         The Administrative Simplification Provisions also require CMS to adopt standards to protect the security and privacy of health-related information. CMS proposed regulations containing security standards on August 12, 1998. These proposed security regulations have not been finalized, but as proposed, would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In addition, CMS released final regulations containing privacy standards in December 2000. These privacy regulations are effective April 14, 2001, but compliance with these regulations is not required until April 2003. In addition, on March 27, 2002, CMS proposed additional changes to the privacy regulations to remove consent requirements which were anticipated to hinder access to care as well as clarify other provisions related to oral communications, parental access to their children's records and prohibit certain marketing without patient authorization.

The privacy regulations, including proposed modifications will extensively regulate the use and disclosure of individually identifiable health-related information and the patient's rights to his or her health information. The security regulations, as proposed, and the privacy regulations could impose significant costs on our facilities in order to comply with these standards. We cannot predict the final form that these regulations will take or the impact that final regulations, when fully implemented, will have on us. If we violate HIPAA, we are subject to monetary fines and penalties, criminal sanctions and civil causes of action.

PAYMENT

         Medicare. Under the Medicare program, we are paid for inpatient and outpatient services performed by our hospitals.

         Payments for inpatient acute services are generally made pursuant to a prospective payment system, commonly known as "PPS." Under PPS, our hospitals are paid a prospectively determined amount for each hospital discharge based on the patient's diagnosis. Specifically, each discharge is assigned to a diagnosis related group, commonly known as a "DRG," based on the patient's condition and treatment during the relevant inpatient stay. This assignment also affects the prospectively determined capital rate paid with each DRG. Each DRG is assigned a payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service. However, DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. In addition to DRG and capital payments, hospitals may qualify for "outlier" payments. Hospitals qualify for outlier payments when the relevant patient's treatment costs exceed a specified threshold. Hospitals qualify for disproportionate share payments when their percentage of low income patients exceed specified thresholds. Under the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, known as "BIPA," a majority of our hospitals qualify to receive disproportionate share payments.

         The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the diagnostic related group rates, known as the "hospital market basket index," gives consideration to the inflation experienced by hospitals in purchasing goods and services. For several years, however, the percentage increases in the diagnostic related group payments have been lower than the projected increase in the costs of goods and services purchased by hospitals. DRG rate increases were 0.0% for federal fiscal year 1998, 0.5% for federal fiscal year 1999, 1.1% for federal fiscal year 2000, 3.4% for federal fiscal year 2001 and 2.75% for federal fiscal year 2002. BIPA provides some relief to the low diagnostic related group increases mandated by the Balanced Budget Act. Under BIPA, the DRG rate is currently scheduled to equate to the hospital market basket minus 0.55% for federal fiscal year 2003.

         Outpatient services have traditionally been paid at the lower of customary charges or on a reasonable cost basis. The Balanced Budget Act established a PPS for outpatient hospital services that commenced on August 1, 2000. Outpatient services are assigned ambulatory payment classifications, which are readjusted no less than annually. Payment rates for 2002 will go into effect on April 1, 2002.

         The Balanced Budget Refinement Act of 1999 eliminated the anticipated average reduction of 5.7% for various Medicare outpatient payments under the Balanced Budget Act of 1997. Under the Balanced Budget Refinement Act of 1999, outpatient payment reductions for non-urban hospitals with 100 beds or less are mitigated through a "hold harmless" provision until December 31, 2003. Twelve of our hospitals qualify for this relief. Payment reductions under Medicare outpatient PPS of non-urban hospitals with greater than 100 beds and urban hospitals will be mitigated through a corridor reimbursement approach, where a percentage of such reductions will be reimbursed through December 31, 2003. Substantially all of our remaining hospitals qualify for relief under this provision. In addition, BIPA provides for a hospital market basket percentage increase for federal fiscal year 2003.

         Prior to the implementation of the prospective payment systems, payments to exempt hospitals and units, such as inpatient psychiatric, rehabilitation and skilled nursing services, were based upon reasonable cost, subject to a cost per discharge target. The Balanced Budget Act established a PPS for Medicare skilled nursing facilities which commenced in July 1998, and was implemented progressively over a three year term. We have experienced reductions in payments for our skilled nursing services. However, BIPA requires increasing the current reimbursement amount for each resource utilization group component of the skilled nursing facility PPS by 16.7% for services furnished between April 1, 2001 and September 30, 2002. Additionally, BIPA increases the skilled nursing facility PPS update to the skilled nursing facility market basket minus 0.5% for fiscal years 2002 and 2003.

         The Balanced Budget Act mandated a PPS for inpatient rehabilitation hospital services. A PPS system for Medicare inpatient rehabilitation services is being phased in over two years beginning January 1, 2002. A PPS for inpatient psychiatric hospitals and exempt units has not yet been proposed.

         Most of the federal fiscal year 2003 factors are mandated by BIPA. These amounts could be changed if Congress enacts Medicare revisions later this year for federal fiscal year and calendar year 2003.

         As of December 31, 2001, we operated five inpatient psychiatric units, four inpatient rehabilitation units, nine hospital-based skilled nursing facility units, three rural health clinics, one home health agency, one comprehensive outpatient rehabilitation facility and twelve hospitals utilizing swing beds.

         The Balanced Budget Act also required the Department of Health and Human Services to establish a PPS for home health services. The Balanced Budget Act of 1997 put in place the interim payment system, commonly known as "IPS," until the home health PPS could be implemented. As of October 1, 2000, the home health PPS replaced IPS. We have experienced reductions in payments for our home health services and a decline in home health visits due to a reduction in benefits by reason of the Balanced Budget Act. However, the Balanced Budget Refinement Act delayed until one year following implementation of the PPS a 15.0% payment reduction that would have otherwise applied effective October 1, 2000. The BIPA further delays the one-time 15.0% payment reduction until October 1, 2002. Additionally, the BIPA increased the home health agency PPS annual update to 2.2% for services furnished between April 1, 2001 and September 30, 2001, and for a two year period beginning April 1, 2001, increased Medicare payments to 10.0% for home health services furnished in specified rural areas. We closed our sole home health agency during January 2002.

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

         Annual Cost Reports. Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. Since implementation of outpatient PPS in August 2000, the filing of all Medicare cost reports have been postponed until certain government reports are issued. We anticipate filing several of these postponed cost reports during 2002. Because of the postponement, the magnitude of potential adjustments and changes in estimates is significantly greater at December 31, 2001 and for the year then ended than in recent years.

         Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. Finalization of these audits often takes several years. Providers can appeal any final determination made in connection with an audit.

         Commercial Insurance. Our hospitals provide services to individuals covered by private healthcare insurance. Private insurance carriers pay our hospitals or in some cases reimburse their policyholders based on the hospital's established charges and the coverage provided in the insurance policy. Commercial insurers are trying to limit the payments for hospital services by negotiating discounts. Reductions in payments for services provided by our hospitals to individuals covered by commercial insurers could adversely affect us.

REGULATORY COMPLIANCE PROGRAM

         It is our policy to conduct our business with integrity and in compliance with the law. We have in place and continue to develop a corporate-wide compliance program, which focuses on all areas of regulatory compliance, including billing, reimbursement and cost reporting practices.

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

         - continuing our confidential disclosure program and compliance hotline to enable employees or others to disclose issues or questions regarding possible inappropriate policies or behavior;

         - enhancing our screening program to ensure that we do not hire or engage employees or contractors who have been sanctioned or excluded from participation in federal healthcare programs;

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

         Computer and Data Processing Services Agreement. HCA's wholly owned subsidiary, HCA-Information Technology and Services, Inc. entered into a computer and data processing services agreement with us. HCA-Information Technology and Services, Inc. provides computer installation, support, training, maintenance, data processing and other related services to us under this agreement. HCA-Information Technology and Services, Inc. charges fees to us for services provided under this agreement.

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

ITEM 2.  PROPERTIES

         Information with respect to our hospitals and our other properties can be found in Item 1 of this report under the caption, "Business - Properties."

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

         Americans with Disabilities Act Claim. On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of our hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act. The lawsuit, filed in the United States District Court for the Eastern District of Tennessee does not seek any monetary damages but, instead, seeks only injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, along with attorneys' fees and costs. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. We intend to vigorously defend the lawsuit, recognizing our obligation to correct any deficiencies in order to comply with the ADA.

         Governmental Investigation of HCA and Related Litigation. HCA is currently the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payor actions and general liability claims. HCA is also the subject of a formal order of investigation by the SEC. Based on our review of HCA's public filings, we understand that the SEC's investigation of HCA includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the federal securities laws. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before our formation as an independent company, owned the facilities that we now own.

         HCA is a defendant in several qui tam actions, or actions brought by private parties, known as relators, on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Clams Act, 31 U.S.C. ss. 3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the federal government, civil penalties of not less than $5,500 nor more than $11,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. HCA has disclosed that, on March 15, 2001, the Department of Justice filed a status report setting forth the government's decisions regarding intervention in existing qui tam actions against HCA and filed formal complaints for those suits in which the government has intervened. HCA stated that, of the original 30 qui tam actions, the Department of Justice remains active and has elected to intervene in eight actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

         Based on our review of HCA's public filings, we understand that, in December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney's Offices (which we will refer to as the plea agreement) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (which we will refer to as the civil agreement). Based on our review of HCA's public filings, we understand that the agreements resolve all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. Pursuant to the plea agreement, HCA paid the government $95 million during the first quarter of 2001. The civil agreement was approved by the Federal District Court of the District of Columbia in August 2001. Pursuant to the civil agreement, HCA agreed to pay the government $745 million plus interest, which was paid in the third quarter of 2001. Based on our review of HCA's public filings, we understand that certain civil issues are not covered by the civil agreement and remain outstanding, including claims related to cost reports and physician relations issues. The plea agreement and the civil agreement relate only to conduct that was the subject of the federal investigations resolved in the agreements and do not resolve various qui tam actions filed by private parties against HCA, or pending state actions.

         On March 28, 2002, HCA announced that it reached an understanding with CMS to resolve all Medicare cost report, home office cost statement, and appeal issues between HCA and CMS. The understanding provides that HCA would pay CMS $250 million with respect to these matters. The resolution is subject to approval by the Department of Justice and execution of a definitive written agreement.

         HCA has agreed to indemnify us for any losses, other than consequential damages, arising from the pending governmental investigations of HCA's business practices prior to the date of the distribution and losses arising from legal proceedings, present or future, related to the investigation or actions engaged in before the distribution that relate to the investigation. HCA has also agreed that, in the event that any hospital owned by us at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above, then HCA will make a cash payment to us, in an amount (if positive) equal to five times the excluded hospital's 1998 income from continuing operations before depreciation and amortization, interest expense, management fees, minority interests and income taxes, as set forth on a schedule to the distribution agreement, less the net proceeds of the sale or other disposition of the excluded hospital. However, we could be held responsible for any claims that are not covered by the agreements reached with the Federal government or for which HCA is not required to, or fails to, indemnify us. In addition, should HCA be unable to fulfill its obligations with the Federal government, the Company could ultimately be held responsible specifically for any settlement related to the former HCA hospitals operated by the Company. If indemnified matters were asserted successfully against us or any of our facilities, and HCA failed to meet its indemnification obligations, then this event could have a material adverse effect on our business, financial condition, results of operations or prospects.

         The extent to which we may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any, cannot be predicted. These matters could have a material adverse effect on our business, financial condition, results of operations or prospects in future periods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders during the fourth quarter ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Nasdaq National Market under the symbol "LPNT." The following table shows the range of high and low sales prices for our common stock for the periods indicated, as reported by the Nasdaq National Market.

                                                         High          Low
                                                        ------       ------
2000

First Quarter....................................       $18.00       $12.25
Second Quarter...................................        23.56        15.50
Third Quarter....................................        37.00        19.94
Fourth Quarter...................................        51.75        31.13

2001

First Quarter....................................       $50.36       $27.75
Second Quarter...................................        44.72        28.88
Third Quarter....................................        47.84        38.37
Fourth Quarter...................................        44.85        27.53

2002

First Quarter (through March 25, 2002)...........       $38.42       $29.67

         On March 25, 2002, the last reported sales price for our common stock on the Nasdaq National Market was $35.74 per share. At March 25, 2002, there were 39,385,416 shares of our common stock held by 5,889 holders of record.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table contains selected historical financial data for each of the years in the five year period ended December 31, 2001. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                               YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------------------------------------
                                                           1997           1998            1999            2000           2001
                                                       ----------     ----------      ----------      ----------      ----------
                                                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS:
Revenues .........................................     $    487.6     $    498.4      $    515.2      $    557.1      $    619.4

Salaries and benefits ............................          196.6          220.8           217.4           224.2           243.2
Supplies .........................................           55.0           62.0            64.2            67.0            78.2
Other operating expenses .........................          119.5          117.2           117.3           118.1           120.8
Provision for doubtful accounts ..................           34.5           41.6            38.2            42.0            45.8
Depreciation and amortization ....................           27.4           28.3            31.4            34.1            34.7
Interest expense .................................           15.4           19.1            23.4            30.7            18.1
Management fees ..................................            8.2            8.9             3.2              --              --
ESOP expense .....................................             --             --             2.9             7.1            10.4
Impairment of long-lived assets ..................             --           26.1            25.4            (1.4)           (0.5)
                                                       ----------     ----------      ----------      ----------      ----------
                                                            456.6          524.0           523.4           521.8           550.7

Income (loss) from continuing
   operations before minority interests, and
   income taxes ..................................           31.0          (25.6)           (8.2)           35.3            68.7
Minority interests in earnings of
   consolidated entities .........................            2.2            1.9             1.9             2.2             2.7
                                                       ----------     ----------      ----------      ----------      ----------
Income (loss) from continuing
   operations before income taxes ................           28.8          (27.5)          (10.1)           33.1            66.0
Provision (benefit) for income taxes .............           11.7           (9.8)           (2.7)           15.2            31.1
                                                       ----------     ----------      ----------      ----------      ----------
Income (loss) from continuing
   operations(a) .................................     $     17.1     $    (17.7)           (7.4)     $     17.9      $     33.3
                                                       ==========     ==========      ==========      ==========      ==========

              Net income (loss)(a) ...............     $     12.5     $    (21.8)     $     (7.4)     $     17.9      $     33.3
                                                       ==========     ==========      ==========      ==========      ==========

Basic earnings (loss) per share:
  Income (loss) from continuing
   operations (a) ................................     $     0.57     $    (0.59)     $    (0.24)     $     0.57      $     0.97
  Net income (loss)(a) ...........................     $     0.41     $    (0.73)     $    (0.24)     $     0.57      $     0.93
  Shares used in computing basic
   earnings(loss)
   per share (in millions) .......................           30.0           30.0            30.5            31.6            35.7
Diluted earnings (loss) per share:
  Income (loss) from continuing
    operations (a) ...............................     $     0.57     $    (0.59)     $    (0.24)     $     0.54      $     0.94
  Net income (loss)(a) ...........................     $     0.41     $    (0.73)     $    (0.24)     $     0.54      $     0.90
  Shares used in computing diluted
   earnings(loss) per share (in millions) ........           30.2           30.0            30.5            32.9            37.1
Cash dividends declared per common
   share .........................................             --             --              --              --              --

FINANCIAL POSITION (AS OF END OF YEAR):
Assets ...........................................     $    397.9     $    355.0      $    421.6      $    496.3      $    554.3
Long-term debt, including amounts due
   within one year ...............................            1.6            0.6           260.2           289.4           150.0
Intercompany balances payable to HCA .............          182.5          167.6              --              --              --
Working capital ..................................           41.1           26.9            42.2            65.4            82.7

OTHER OPERATING DATA:
EBITDA(b) ........................................     $     82.0     $     56.8      $     78.1      $    105.8      $    131.4
Capital expenditures .............................           51.8           29.3            64.8            31.4            35.8
Number of hospitals at end of year ...............             22             23              23              20              23
Number of licensed beds at end of
   year(c) .......................................          2,080          2,169           2,169           1,963           2,197
Weighted average licensed beds(d) ................          2,078          2,127           2,169           2,056           2,011
Admissions(e) ....................................         60,487         62,269          64,081          66,085          70,891
Equivalent admissions(f) .........................        105,126        110,029         114,321         119,812         129,163
Revenues per equivalent admission ................     $    4,638     $    4,530      $    4,507      $    4,650      $    4,796
Average length of stay (days)(g) .................            4.4            4.4             4.2             4.1             4.0
Emergency room visits(h) .........................            N/A            N/A         278,250         294,952         313,110
Outpatient surgeries(i) ..........................            N/A            N/A          46,773          49,711          57,423
Total surgeries ..................................            N/A            N/A          63,854          68,012          77,465

--------------------------------

(a) Includes charges related to impairment of long-lived assets of $25.4 million ($16.2 million after-tax) and $26.1 million ($15.9 million after-tax) for the years ended December 31, 1999 and 1998, respectively, gain on impairment of long-lived assets of $0.5 million ($0.3 million after-tax), $1.4 million ($0.8 million after-tax) for the years ended December 31, 2001 and 2000, respectively and an extraordinary item of $1.6 million (net of $1.0 million of income taxes for the year ended December 31, 2001.

(b) EBITDA is defined as income from continuing operations before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, ESOP expense, minority interests in earnings of consolidated entities, extraordinary items and income taxes. EBITDA is commonly used as an analytical indicator within the healthcare industry and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(c) Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(d) Represents the average number of licensed beds weighted based on periods operated.

(e) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(f) Equivalent admissions is used by management and investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions is computed by multiplying admissions (inpatient volume) by the sum gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(g) Represents the average number of days admitted patients stay in our hospitals. Average length of stay has declined as a result of the continuing pressures from managed care and other payors to restrict admissions and reduce the number of days that are covered by the payors for certain procedures and by technological and pharmaceutical improvements.

(h)      Represents the total number of hospital based emergency room visits.

(i) Outpatient surgeries are those surgeries that do not require admission to our hospitals.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this discussion together with our consolidated historical financial statements and related notes included elsewhere in this report.

OVERVIEW

         At December 31, 2001, we operated 23 general, acute care hospitals in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming. For the year ended December 31, 2001, we generated $619.4 million in net revenues.

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

         - changes in federal, state or local regulations affecting the healthcare industry;

         -        the possible enactment of federal or state healthcare reform;

         - the possibility that any favorable governmental reimbursement changes will be delayed or abandoned due to the focus of Congress on the recent terrorist attacks and the resulting reallocation of governmental resources;

         - our ability to acquire hospitals on favorable terms and to successfully complete budgeted capital improvements of our existing facilities;

         -        liabilities and other claims asserted against us;

         -        uncertainty associated with the HIPAA regulations;

         - the ability to enter into, renegotiate and renew payor arrangements on acceptable terms;

         - the availability and terms of capital to fund our business strategy;

         -        the availability, cost and terms of insurance coverage;

         -        implementation of our business strategy and development plans;

         - our ongoing efforts to monitor, maintain and comply with applicable laws, regulations, policies and procedures including those required by the corporate integrity agreement that we entered into with the government in December, 2000 and those that, if violated, could cause any of our facilities to lose its state license or its ability to receive payments under the Medicare, Medicaid and TRICARE programs;

         - the ability to increase patient volumes and control the costs of providing services and supply costs;

         - claims and legal actions relating to professional liabilities and other matters;

         - successful development (or license) of software and management information systems used for effective claims processing;

         - limitations placed on us to preserve the tax treatment of the distribution of our common stock from HCA;

         - fluctuations in the market value of our common stock and resulting costs to us to administer our ESOP;

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

RESULTS OF OPERATIONS

Revenue/Volume Trends

         We anticipate our patient volumes and related revenues will continue to increase as a result of the following factors:

         - Expanding Service Offerings. We believe our efforts to improve the quality and broaden the scope of healthcare services available at our facilities will lead to increased patient volumes. Recruiting and retaining both general practitioners and specialists for our non-urban communities is a key to the success of these efforts. Between the date of the distribution of our stock from HCA and December 31, 2001, we recruited 207 physicians, of which approximately 64% are specialists. Adding new physicians should help increase both inpatient and outpatient volumes which, in turn, should increase revenues. Continuing to add specialists should also allow us to grow by offering new services. In addition, increases in capital expenditures in our hospitals should increase local market share and help persuade patients to stay within their communities rather than leaving town for healthcare services.

         - Improving Managed Care Position. We believe we have been able to negotiate contract terms that are generally more favorable for our facilities than terms available in urban markets.

         - Aging U.S. Population. In general, the population of the United States and of the communities that we serve is aging. At the end of 2001, approximately 13% of the U.S. population was 65 years old or older compared to 11% of the population at the end of 1980. This aging trend is projected to continue so that by 2025, approximately 18% of the U.S. population is expected to be older than 65. Generally, the older population tends to use healthcare services more frequently than the younger population.

         - Medicare Rate Increases. The Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000 was enacted in December 2000. Under BIPA, we have experienced Medicare rate increases that began in April 2001.

         Although we anticipate our patient volumes to increase, the resulting revenue will likely be offset in part by the following factors:

         - Revenues from Medicare, Medicaid and Managed Care Plans. We derive a significant portion of our business from Medicare, Medicaid and managed care plans. Admissions related to Medicare, Medicaid and managed care plan patients were 91.5% and 90.4% of total admissions for the years ended December 31, 2001 and 2000, respectively. These payors receive significant discounts.

         - Efforts to Reduce Payments. Other third-party payors also negotiate discounted fees rather than paying standard prices. In addition, an increasing proportion of our services are reimbursed under predetermined payment amounts regardless of the cost incurred.

         - Growth in Outpatient Services. We anticipate that the growth trend in outpatient services will continue. A number of procedures once performed only on an inpatient basis have been, and will likely continue to be, converted to outpatient procedures. This conversion has occurred through continuing advances in pharmaceutical and medical technologies and as a result of efforts made by payors to control costs. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting. Net outpatient revenues as a percentage of total patient revenues was 48.5% for the year ended December 31, 2001.

Cost Containment

         We seek to control costs by, among other things, reducing labor costs by improving labor productivity and decreasing the use of contracted labor, controlling supply expenses through the use of a group purchasing organization and reducing uncollectible revenues. We have implemented cost control initiatives including adjusting staffing levels according to patient volumes, modifying supply purchases according to usage patterns and providing training to hospital staff in more efficient billing and collection processes. For the year ending December 31, 2001 compared to the year ended December 31, 2000, total operating expenses decreased as a percentage of revenue to 78.8% from 81.0%. We believe that as our company grows, we will likely benefit from our ability to spread fixed administrative costs over a larger base of operations.

         While we were able to control our costs during 2001 there is no guarantee that we can contain certain costs in 2002 and beyond. Due to the general shortage of nurses and technicians in the industry we may experience an increase in salaries and benefits expense as we may be forced to hire additional contract health professionals.

         In addition, the healthcare industry has recently experienced an increase in the cost of all insurance lines, especially professional and general liability insurance. We will mitigate a portion of these increases for fiscal 2002 by increasing our self-insured retention levels for professional and general liabilities. We currently have no information that would lead us to believe that this trend is only temporary in nature and thus there is no assurance that these costs will not have a material adverse affect on our future operating results.

         Pressure on payment levels, the increase in outpatient services and the large number of our patients who participate in managed care plans will present ongoing challenges for us. These challenges are exacerbated by our inability to control these trends and the associated risks. To maintain or improve operating margins in the future, we must, among other things, increase patient volumes while controlling the costs of providing services. If we are not able to achieve these improvements and the trend toward declining reimbursements and payments continues, results of operations and cash flow will deteriorate.

IMPACT OF ACQUISITIONS

         Effective December 1, 2001, we acquired Ville Platte Medical Center in Ville Platte, Louisiana for approximately $11.0 million in cash, including working capital and the assumption of long-term liabilities of approximately $2.6 million. Pursuant to the asset purchase agreement, we also agreed to make certain capital improvements which, including the initial cash payment and liabilities assumed, is not required to exceed $25.0 million. The capital improvements must be completed by December 1, 2004. The allocation of the full purchase price had not been determined as of December 31, 2001. Unallocated purchase price of approximately $12.6 million is included in other long-term assets in the accompanying consolidated balance sheet as of December 31, 2001 pending final appraisal from a third party.

      Effective October 1, 2001, we acquired Athens Regional Medical Center in Athens, Tennessee for approximately $19.7 million in cash, including working capital. The purchase price is subject to adjustment pending the final working capital settlement.

      Effective April 1, 2001 we purchased a diagnostic imaging center in Palatka, Florida for $5.8 million in cash, including working capital. The funds used for the acquisition were obtained from the Company's available cash and proceeds from the sale of a facility and previously held in a Starker Trust which is included in deferred taxes and other current assets in the accompanying consolidated balance sheet as of December 31, 2000. Cost in excess of net assets acquired totaled $1.8 million and was amortized using a 30 year life.

         Effective January 2, 2001, we entered into a two-year lease to operate Bluegrass Community Hospital, a 25-bed critical access hospital located in Versailles, Kentucky, which the parties may mutually agree to extend.

         Because of the relatively small number of hospitals we own, each hospital acquisition can materially affect our overall operating margin. We typically take a number of steps to lower operating costs when we acquire a hospital. The impact of our actions may be offset by other cost increases to expand services, strengthen medical staff and attract additional patients to our facilities. The benefits of our investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly acquired hospital may adversely affect our overall operating margins in the short term. As we acquire additional hospitals, this effect should be mitigated by the expanded financial base of our existing hospitals and the allocation of corporate overhead among a larger number of hospitals.

OPERATING RESULTS SUMMARY

         The following tables present summaries of results of operations for the three months ended December 31, 2000 and 2001 and for the years ended December 31, 1999, 2000 and 2001 (dollars in millions):

                                                                   THREE MONTHS ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                                   2000                    2001
                                                           ---------------------    -------------------
                                                                         % OF                  % OF
                                                           AMOUNT       REVENUES    AMOUNT     REVENUES
                                                          -------       --------    ------     --------
Revenues............................................      $ 142.5        100.0%     $ 164.3       100.0%

Salaries and benefits(a)............................         56.0         39.2         64.2        39.1
Supplies(b).........................................         16.9         11.8         20.8        12.7
Other operating expenses(c).........................         29.3         20.6         32.3        19.6
Provision for doubtful accounts.....................         10.6          7.5         11.7         7.1
                                                          -------        -----      -------       -----
                                                            112.8         79.1        129.0        78.5
                                                          -------        -----      -------       -----

EBITDA(d)...........................................         29.7         20.9         35.3        21.5

Depreciation and amortization.......................          8.8          6.2          9.9         6.2
Interest expense, net...............................          7.8          5.4          3.9         2.3
ESOP expense........................................          2.7          1.9          2.4         1.4
                                                          -------        -----      -------       -----
Income before minority interests and income taxes...         10.4          7.4         19.1        11.6
Minority interests in earnings of consolidated
  entities..........................................          0.4          0.4          0.8         0.5
                                                          -------        -----      -------       -----
Income before income taxes..........................         10.0          7.0         18.3        11.1
Provision for income taxes..........................          4.6          3.2          8.0         4.8
                                                          -------        -----      -------       -----
Net income..........................................      $  5.4           3.8%     $  10.3         6.3%
                                                          =======        =====      =======       =====

                                                                        2000                             2001
                                                           -------------------------------    --------------------------
                                                                            % CHANGES                       % CHANGES
                                                           AMOUNT       FROM PRIOR YEAR(j)     AMOUNT     FROM PRIOR YEAR
                                                         ---------      ------------------   ---------     ---------------
Consolidated:

Revenues............................................     $   142.5             11.9          $   164.3           15.3
Admissions(e).......................................        16,888              6.7             17,988            6.5
Equivalent admissions(f)............................        29,732              4.5             33,461           12.5
Revenues per equivalent admission...................     $   4,793              7.0          $   4,911            2.5
Outpatient factor(f)................................          1.76             (1.7)              1.86            5.7
Emergency room visits(g)............................        70,891              1.9             80,191           13.1
Outpatient surgeries(h).............................        12,218              3.8             15,231           24.7
Total surgeries(h)..................................        16,939              4.8             20,540           21.3

Same hospital(i):

Revenues............................................     $   122.9             10.7          $   133.7            8.7
Admissions(e).......................................        14,219              2.2             14,736            3.6
Equivalent admissions(f)............................        26,441              6.4             27,670            4.6
Revenues per equivalent admission...................     $   4,650              4.0          $   4,830            3.9
Outpatient factor(f)................................          1.86              3.9               1.88            1.1
Emergency room visits(g)............................        59,505              2.8             62,806            5.5
Outpatient surgeries(h).............................        11,141              3.6             12,931           16.1
Total surgeries(h)..................................        15,231              3.3             17,250           13.3

                                                                                      YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------------------------
                                                                   1999                     2000                       2001
                                                          ---------------------     ---------------------     ---------------------
                                                                         % OF                      % OF                      % OF
                                                           AMOUNT      REVENUES      AMOUNT      REVENUES      AMOUNT      REVENUES
                                                          -------      --------     -------      --------     -------      --------
Revenues ............................................     $ 515.2       100.0%      $ 557.1       100.0%      $ 619.4       100.0%

Salaries and benefits(a).............................       217.4        42.2         224.2        40.2         243.2        39.3
Supplies(b)..........................................        64.2        12.5          67.0        12.0          78.2        12.6
Other operating expenses(c)..........................       117.3        22.7         118.1        21.3         120.8        19.5
Provision for doubtful accounts .....................        38.2         7.4          42.0         7.5          45.8         7.4
                                                          -------      ------       -------      ------       -------      ------
                                                            437.1        84.8         451.3        81.0         488.0        78.8
                                                          -------      ------       -------      ------       -------      ------

EBITDA(d) ...........................................        78.1        15.2         105.8        19.0         131.4        21.2

Depreciation and amortization .......................        31.4         6.2          34.1         6.2          34.7         5.6
Interest expense, net ...............................        23.4         4.5          30.7         5.5          18.1         2.9
Management fees .....................................         3.2         0.6            --          --            --          --
ESOP expense ........................................         2.9         0.6           7.1         1.3          10.4         1.7
Impairment of long-lived assets .....................        25.4         4.9          (1.4)       (0.3)         (0.5)       (0.1)
                                                          -------      ------       -------      ------       -------      ------

Income (loss) before minority interests,
  income taxes and extraordinary item ...............        (8.2)       (1.6)         35.3         6.3          68.7        11.1
Minority interests in earnings of
  consolidated entities .............................         1.9         0.4           2.2         0.4           2.7         0.4
                                                          -------      ------       -------      ------       -------      ------

Income (loss) before income taxes and
   extraordinary item ...............................       (10.1)       (2.0)         33.1         5.9          66.0        10.7
Provision (benefit) for income taxes ................        (2.7)       (0.6)         15.2         2.7          31.1         5.1
                                                          -------      ------       -------      ------       -------      ------

Income (loss) before extraordinary
   item .............................................        (7.4)       (1.4)         17.9         3.2          34.9         5.6

Extraordinary loss on early
   retirement of bank debt, net .....................          --          --            --          --         ( 1.6)       (0.2)
                                                          -------      ------       -------      ------       -------      ------

Net income (loss) ...................................     $  (7.4)       (1.4)%     $  17.9         3.2%      $  33.3         5.4%
                                                          -------      ------       -------      ------       -------      ------

                                                                        2000                             2001
                                                           -------------------------------    --------------------------
                                                                            % CHANGES                       % CHANGES
                                                           AMOUNT       FROM PRIOR YEAR(j)     AMOUNT     FROM PRIOR YEAR
                                                         ---------      ------------------   ---------     ---------------
Consolidated:

Revenues............................................     $   557.1              8.1          $   619.4           11.2
Admissions(e).......................................        66,085              3.1             70,891            7.3
Equivalent admissions(f)............................       119,812              4.8            129,163            7.8
Revenues per equivalent admission...................     $   4,650              3.2          $   4,796            3.1
Outpatient factor(f)................................          1.82              2.2               1.83            0.5
Emergency room visits(g)............................       294,952              6.0            313,110            6.2
Outpatient surgeries(h).............................        49,711              6.3             57,423           15.5
Total surgeries(h)..................................        68,012              6.5             77,465           13.9

Same hospital(i):

Revenues............................................     $   483.4              8.8          $   529.5            9.5
Admissions(e).......................................        57,064              2.6             60,231            5.5
Equivalent admissions(f)............................       106,082              6.5            113,054            6.6
Revenues per equivalent admission...................     $   4,557              2.2          $   4,684            2.8
Outpatient factor(f)................................          1.86              3.9               1.88            1.1
Emergency room visits(g)............................       245,536              5.1            256,706            4.5
Outpatient surgeries(h).............................        45,525              8.3             51,503           13.1
Total surgeries(h)..................................        61,713              8.2             68,513           11.0

-----------------

(a) Represents our cost of salaries and benefits, including employee health benefits and workers compensation insurance, for all hospital and corporate employees and contract labor.

(b) Includes our hospitals' costs for pharmaceuticals, blood, surgical instruments and all general supply items, including the cost of freight.

(c) Consists primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes.

(d) EBITDA is defined as income before depreciation and amortization, interest expense, management fees, impairment of long-lived assets, ESOP expense, minority interests in earnings of consolidated entities, extraordinary items and income taxes. EBITDA is commonly used as an analytical indicator within the healthcare industry and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(e) Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and used by management and investors as a general measure of inpatient volume.

(f) Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation "equates" outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(g)      Represents the total number of hospital-based emergency room visits.

(h) Outpatient surgeries are those surgeries that do not require admission to our hospitals.

(i) Same hospital information excludes the operations of hospitals which we either acquired or divested during the years presented. The costs of corporate overhead are included in same hospital information.

(j) The 2000 same hospital % changes from prior year are based on hospitals owned for all twelve months during 1999 and 2000.

For the Three Months Ended December 31, 2001 and 2000

         Revenues increased 15.3% to $164.3 million for the three months ended December 31, 2001 compared to $142.5 million for the three months ended December 31, 2000 primarily as a result of our acquisition of two hospitals during the three months ended December 31, 2001 and an 8.7% increase in same hospital revenues. The 8.7% increase in same hospital revenues resulted primarily from a 3.6% increase in same hospital inpatient admissions and a 4.6% increase in same hospital equivalent admissions. In addition, total surgeries, outpatient surgeries and emergency room visits increased 13.3%, 16.1% and 5.5%, respectively, on a same hospital basis for the three months ended December 31, 2001 over the same period last year. The growth in outpatient surgeries and emergency room visits increased our revenue; however, these outpatient revenues lower our growth in revenues per equivalent admission as revenues from outpatient services are generally lower than inpatient services. Revenues per equivalent admissions increased 3.9% on a same hospital basis for the three months ended December 31, 2001 compared to the three months ended December 31, 2000.

         Our total costs did not increase at the same rate as our revenues. The increase in volumes and revenues per equivalent admission contributed to the reduction of our total operating expenses as a percentage of revenues because we were able to spread our operating costs over an increased based of revenues.

         Salaries and benefits decreased as a percentage of revenues to 39.1% for the three months ended December 31, 2001 from 39.2% for the three months ended December 31, 2000 primarily as a result of improvements in labor productivity and an increase in revenues per equivalent admission. Man-hours per equivalent admission decreased 2.3% over the same period last year. The decrease in salaries and benefits as a percentage of revenues was partially offset by a 4.4% increase in salaries and benefits per man-hour for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. On a same hospital basis, salaries and benefits decreased as a percentage of revenues to 38.2% for the three months ended December 31, 2001 from 38.5% over the same period last year.

         Supply costs increased as a percentage of revenues to 12.7% for the three months ended December 31, 2001 from 11.8% for the three months ended December 31, 2000. The cost of supplies per equivalent admission increased 9.5% primarily as a result of increases in the number of surgeries performed by us during the three months ended December 31, 2001 compared to the three months ended December 31, 2000 as supply costs incurred in connection with surgeries are higher than supply costs incurred for other procedures. Total surgeries increased 15.5% over the same period last year. In addition, the increase is partially due to increases in pharmaceutical costs and new product development costs as well as general inflation. On a same hospital basis, supply costs increased as a percentage of revenues to 12.6% for the three months ended December 31, 2001 from 11.7% over the same period last year.

         Other operating expenses decreased as a percentage of revenues to 19.6% for the three months ended December 31, 2001 from 20.6% for the three months ended December 31, 2000. The decrease was primarily the result of an increase in volumes and revenues per equivalent admission and a decrease in professional fees and contract services as a percentage of revenues. On a same hospital basis, other operating expenses decreased as a percentage of revenues to 20.0% for the three months ended December 31, 2001 from 21.3% over the same period last year.

         Provision for doubtful accounts decreased as a percentage of revenues to 7.1% for the three months ended December 31, 2001 from 7.5% for the three months ended December 31, 2000 primarily as a result of an improvement in collections. On a same hospital basis, provision for doubtful accounts decreased as a percentage of revenues to 5.8% for the three months ended December 31, 2001 from 6.1% over the same period last year.

         Depreciation and amortization expense increased to $9.9 million for the three months ended December 31, 2001 compared to $8.8 million for the three months ended December 31, 2000 primarily due to the hospitals we acquired during the three months ended December 31, 2001.

         Net interest expense decreased to $3.9 million for the three months ended December 31, 2001 from $7.8 million for the three months ended December 31, 2000. This decrease was primarily the result of our repayment of the remaining bank debt borrowings outstanding during the first half of 2001.

         ESOP expense decreased to $2.4 million for the three months ended December 31, 2001 from $2.7 million for the three months ended December 31, 2000. This decrease was primarily because of a lower average fair market value of our common stock for the three months ended December 31, 2001 compared to the same period last year. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

         Minority interests in earnings of consolidated entities increased to $0.8 million for the three months ended December 31, 2001 compared to $0.4 million for the three months ended December 31, 2000 primarily because of an increase in the pre-tax income of our non-wholly owned hospital.

         The provision for income taxes increased to $8.0 million for the three months ended December 31, 2001 compared to $4.6 million for the three months ended December 31, 2000 primarily as a result of higher pre-tax income for the three months ended December 31, 2001 compared to the three months ended December 31, 2000.

         Net income increased to $10.3 million for the three months ended December 31, 2001 compared to $5.4 million for the three months ended December 31, 2000 because of the reasons described above.

For the Years Ended December 31, 2001 and 2000

         Revenues increased 11.2% to $619.4 million for the year ended December 31, 2001 compared to $557.1 million for the year ended December 31, 2000 primarily as a result of a 7.8% increase in equivalent admissions, a 3.1% increase in revenues per equivalent admission. In addition, total surgeries, outpatient surgeries and emergency room visits increased 13.9%, 15.5% and 6.2% respectively for the year ended December 31, 2001 over the same period last year. The growth in outpatient surgeries and emergency room visits increased our revenue; however, these outpatient revenues lower our growth in revenues per equivalent admission as revenues from outpatient services are generally lower than inpatient services. On a same hospital basis, revenues increased 9.5% for the year ended December 31, 2001 compared to the same period last year.

         Our total costs did not increase at the same rate as our revenues. The increase in volumes and revenues per equivalent admission contributed to the reduction of our total operating expenses as a percentage of revenues because we were able to spread our operating costs over an increased base of revenues.

         Salaries and benefits decreased as a percentage of revenues to 39.3% for the year ended December 31, 2001 from 40.2% for the year ended December 31, 2000 primarily as a result of improvements in labor productivity and an increase in revenues per equivalent admission. Man-hours per equivalent admission decreased 5.0% over the same period last year. The decrease in salaries and benefits as a percentage of revenue was partially offset by a 5.9% increase in salaries and benefits per man-hour for the year ended December 31, 2001 compared to the year ended December 31, 2000. On a same hospital basis, salaries and benefits decreased as a percentage of revenues to 38.7% for the year ended December 31, 2001 from 39.3% over the same period last year.

         Supply costs increased as a percentage of revenues to 12.6% for the year ended December 31, 2001 from 12.0% for the year ended December 31, 2000. The cost of supplies per equivalent admission increased 8.2% primarily as a result of increases in the number of surgeries performed by us during the year ended December 31, 2001 compared to the year ended December 31, 2000 as supply costs incurred in connection with surgeries are higher than supply costs incurred for other procedures. In addition, the increase is partially due to increases in pharmaceutical costs and new product development costs as well as general inflation. On a same hospital basis, supply costs increased as a percentage of revenues to 12.6% for the year ended December 31, 2001 from 12.1% over the same period last year.

         Other operating expenses decreased as a percentage of revenues to 19.5% for the year ended December 31, 2001 from 21.3% for the year ended December 31, 2000. The decrease was primarily the result of an increase in volumes and revenues per equivalent admission as discussed above and a decrease in professional fees and contract services as a percentage of revenues. On a same hospital basis, other operating expenses decreased as a percentage of revenues to 19.5% for the year ended December 31, 2001 from 21.3% over the same period last year.

         Provision for doubtful accounts decreased slightly as a percentage of revenues to 7.4% for the year ended December 31, 2001 from 7.5% for the year ended December 31, 2000. On a same hospital basis, provision for doubtful accounts increased as a percentage of revenues to 6.6% for the year ended December 31, 2001 from 6.3% over the same period last year.

         Depreciation and amortization expense increased to $34.7 million for the year ended December 31, 2001 from $34.1 million for the year ended December 31, 2001 primarily due to the hospitals we acquired during fiscal 2000 and 2001 offset by the sale of five hospitals during fiscal 2000.

         Net interest expense decreased to $18.1 million for the year ended December 31, 2001 from $30.7 million for the year ended December 31, 2000. This decrease was primarily the result of our repayment of the remaining bank debt borrowings outstanding during April and May 2001.

         ESOP expense increased to $10.4 million for the year ended December 31, 2001 from $7.1 million for the year ended December 31, 2000. This increase was because of a higher average fair market value of our common stock for the year ended December 31, 2001 compared to the same period last year. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

         During the year ended December 31, 2001 and 2000, we recorded a $0.5 million and $1.4 million pre-tax gain, respectively, related to the favorable settlement on the sale of a facility on which we had previously recorded an impairment charge.

         Minority interests in earnings of consolidated entities increased to $2.7 million for the year ended December 31, 2001 compared to $2.2 million for the year ended December 31, 2000 primarily because of an increase in the pretax income of our non-wholly owned hospital.

         The provision for income taxes increased to $31.1 million for the year ended December 31, 2001 compared to $15.2 million for the year ended December 31, 2000 primarily as a result of higher pre-tax income for the year ended December 31, 2001 compared to the year ended December 31, 2000. These provisions reflect effective income tax rates of 47.4% for 2001 compared to 46.1% for 2000. The increase in the effective rate primarily resulted from the increase in the nondeductible portion of ESOP expense due to the higher average fair market value of the shares committed to be released during 2001 compared to 2000. The ESOP expense deductible for tax purposes is fixed at $3.2 million per year.

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

         Net income increased to $33.3 million for the year ended December 31, 2001 compared to $17.9 million for the year ended December 31, 2000 because of the reasons described above.

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

         Salaries and benefits decreased as a percentage of revenues to 40.2% for the year ended December 31, 2000 from 42.2% for the year ended December 31, 1999 primarily as a result of improvements in labor productivity and an increase in revenues per equivalent admission, as discussed above. In addition, man-hours per equivalent admission decreased 5.4% over the same period last year. On a same hospital basis, salaries and benefits decreased as a percentage of revenues to 39.3% for the year ended December 31, 2000 from 40.5% over the same period last year.

         Supply costs decreased as a percentage of revenues to 12.0% for the year ended December 31, 2000 from 12.5% for the year ended December 31, 1999. The decrease related primarily to the increase in revenues per equivalent admission and a lower number of high intensity services provided during the year ended December 31, 2000 compared to the same period last year. On a same hospital basis, supply costs decreased as a percentage of revenues to 12.1% for the year ended December 31, 2000 from 12.3% over the same period last year.

         Other operating expenses decreased as a percentage of revenues to 21.3% for the year ended December 31, 2000 from 22.7% for the year ended December 31, 1999. The decrease was primarily the result of an increase in volumes and revenues per equivalent admission as discussed above and a decrease in contract services as a percentage of revenues. On a same hospital basis, other operating expenses decreased as a percentage of revenues to 21.3% for the year ended December 31, 2000 from 22.0% over the same period last year.

         Provision for doubtful accounts increased slightly as a percentage of revenues to 7.5% for the year ended December 31, 2000 from 7.4% for the year ended December 31, 1999. On a same hospital basis, provision for doubtful accounts decreased as a percentage of revenues to 6.3% for the year ended December 31, 2000 from 6.7% over the same period last year.

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

         The provision (benefit) for income taxes for the year ended December 31, 2000 was $15.2 million compared to $(2.7) million for the year ended December 31, 1999. These provisions reflect effective income tax rates of 46.1% for 2000 and 26.7% for 1999. The increase in the effective rate relates primarily to the impairment charge taken in the fourth quarter of 1999 as discussed above and also due to the increase in the nondeductible portion of ESOP expense due to the higher average fair market value of the shares committed to be released during 2000 compared to 1999. The ESOP expense deductible for tax purposes is fixed at $3.2 million per year.

         Net income (loss) increased to $17.9 million for the year ended December 31, 2000 compared to $(7.4) million for the year ended December 31, 1999 because of the reasons described above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As further discussed in Note 1 to the consolidated financial statements, in preparing our financial statements, we make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We believe that, of the accounting policies that are most important to the portrayal of our financial condition and results, the following accounting policies require our most difficult, subjective or complex estimates and assessments:

      (a) Allowance for Doubtful Accounts

      Our ability to collect outstanding receivables from third party payors is critical to our operating performance and cash flows. The primary collection risk lies with uninsured patient accounts and deductibles, co-payments or other amounts due from individual patients. Our allowance for doubtful accounts is estimated based primarily upon the age of patient accounts receivable, the patient's economic inability to pay and the effectiveness of our collection efforts. We routinely monitor our accounts receivable balances and utilize historical collection experience to support the basis for our estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flows.

      (b) Allowance for Contractual Discounts

      We derive a significant portion of our revenues from Medicare, Medicaid and other payors that receive discounts from our standard charges. We must estimate the total amount of these discounts to prepare our financial statements. For the year ended December 31, 2001, Medicare, Medicaid and discounted plan patients accounted for 93.3% of our total gross revenues. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. We estimate the allowance for contractual discounts on a payor-specific basis given our interpretation of the applicable regulations or contract terms. However, the services authorized and provided, and the resulting reimbursement, are often subject to interpretation. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

      (c) Professional and General Liability Reserves

      Given the nature of our operating environment, we are subject to medical malpractice lawsuits and other claims. To mitigate a portion of this risk, we maintained insurance for individual malpractice claims exceeding $1 million for the years ended December 31, 2001, 2000 and 1999. For fiscal year 2002, we increased our deductible to $10 million to mitigate increases in the cost of professional and general liability insurance. Our reserves for professional and general liability risks are based upon historical claims data, demographic factors, severity factors and other actuarial assumptions. This estimate is discounted to its present value using rates of 6.0% and 5.0% at December 31, 2000 and 2001, respectively. The rate changed to 5.0% reflecting lower market rates experienced during 2001. The estimated accrual for professional and general liability claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process is also complicated by the relatively short period of time in which we owned our health care facilities as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership. While we monitor current claims closely and consider outcomes when estimating our insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

      Our reserve for professional and general liability risks was $8.9 million and $15.9 million at December 31, 2000 and 2001, respectively. Our total cost of professional and general liability coverage for the years ended December 31, 1999, 2000 and 2001, was approximately $7.1 million, $8.2 million and $11.4 million, respectively.

      The estimates, judgements and assumptions used by us under "Allowance for Doubtful Accounts," "Allowance for Contractual Discounts" and "Professional and General Liability Reserves" are, we believe, reasonable, but these involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows - Year Ended December 31, 2001 Compared to Year Ended December 31,
2000

     Our cash and cash equivalents increased to $57.2 million at December 31, 2001, from $39.7 million at December 31, 2000. The increase is primarily from $114.1 million provided by operating activities offset in part by $68.3 million and $28.3 million used in investing and financing activities, respectively.

     Our working capital increased to $82.7 million at December 31, 2001 compared to $65.4 million at December 31, 2000, and our cash provided by operating activities increased to $114.1 million in 2001 from $83.4 million in 2000 resulting primarily from increased patient volumes and effective management of our working capital. Working capital was negatively impacted by increases in accounts payable and accrued salaries as a result of timing of payments.

     The use of our cash in investing activities decreased to $68.3 million in 2001 from $91.8 million in 2000, resulting primarily from smaller outlays of cash for acquisitions during 2001, compared to 2000 and $30.0 million in proceeds from the sale of hospitals during 2000. Capital expenditures, excluding acquisitions, increased to $35.8 million during 2001 compared to $31.4 million during 2000. At December 31, 2001, we had projects under construction that had an estimated additional cost to complete and equip of approximately $32.7 million. We anticipate that these projects will be completed over the next thirty-six months. We anticipate total capital expenditures in 2002 of approximately $65 million, excluding acquisitions. We anticipate funding these expenditures through cash provided by operating activities and borrowings under our revolving credit facility. In connection with our acquisition of Ville Platte Medical Center, we have committed to spend up to $25 million, including the purchase price, over the next three years, a portion of which is included in the anticipated 2002 capital expenditures.

     In response to the increasing demand for outpatient care, we are reconfiguring some of our hospitals to more effectively accommodate outpatient services and restructuring existing surgical capacity in some of our hospitals to permit additional outpatient volume and a greater variety of outpatient services.

     We used cash in financing activities of $28.3 million during 2001 compared to cash provided by financing activities of $35.6 million during 2000. We received $100.4 million from our public offering of common stock and we repaid $139.3 million of bank debt during 2001. In 2000, we borrowed $65.0 million to fund the acquisition of two hospitals and repaid $35.7 million of bank debt primarily from our proceeds from the sale of facilities.

Cash flows - Year Ended December 31, 2000 Compared to Year Ended December 31,
1999

     Our cash and cash equivalents increased to $39.7 million at December 31, 2000, from $12.5 million at December 31, 1999. The increase is primarily from $83.4 million and $35.6 million provided by operating and financing activities, respectively, offset in part by $91.8 million used in investing activities.

     Our working capital increased to $65.4 million at December 31, 2000 compared to $42.2 million at December 31, 1999, resulting primarily from increased patient volumes and effective management of our working capital. The increase in working capital was partially offset by increases in current maturities of long-term debt.

     Our cash provided by operating activities increased to $83.4 million in 2000 compared to $59.3 million in 1999. The increase resulted primarily from net income of $17.9 million in 2000 compared to a net loss of $7.4 million last year and receipt of an income tax refund of $4.4 million in 2000 compared to income tax payments of $15.4 million during 1999.

     The cash used in investing activities increased to $91.8 million during 2000 compared to $68.8 million in 1999. The increase resulted primarily from our two hospital acquisitions during fiscal 2000. The increase was partially offset by proceeds of $30.0 million from the sale of facilities and by decreased capital expenditures of $31.4 million during 2000 compared to $64.8 million in 1999 which included the construction of a replacement facility.

     Our cash provided by financing activities increased to $35.6 million in 2000 compared to $22.0 million in 1999. This increase resulted primarily from an increase in long-term debt to pay for acquisitions.

Stock Offering and Debt Refinancing

     In March 2001, we received approximately $100.4 million in net proceeds from a public offering of 3,680,000 shares of our common stock. During 2001, we used the proceeds, along with available cash, to repay the $139.3 million in borrowings outstanding under our existing credit agreement.

     In June 2001, we completed a $200 million, five-year amended and restated credit agreement with a syndicate of lenders, which increased our available credit under the revolving credit facility from $65 million to $200 million. As of December 31, 2001, we had a $3.0 million letter of credit, which reduced the amount available under the revolving credit facility to $197.0 million. The revolving credit facility requires that we comply with various financial ratios and tests and contains covenants, including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends, for which we are in compliance as of December 31, 2001.

     The applicable interest rate under the 2001 Agreement is based on either LIBOR plus a margin ranging from 1.25% to 2.25% or prime plus a margin ranging from 0% to 0.5% both depending on the Company's consolidated total debt to consolidated EBITDA ratio for the most recent four quarters. The Company also pays a commitment fee ranging from 0.3% to 0.5% of the average daily unused balance. The applicable commitment fee rate is based on the Company's consolidated total debt to consolidated EBITDA ratio for the most recent four quarters. The interest rate under the 2001 agreement was 3.13% at December 31, 2001.

     The following table reflects a summary of our obligations and commitments outstanding at December 31, 2001.

                                                               PAYMENTS DUE BY PERIOD

                                                     LESS THAN
CONTRACTUAL CASH OBLIGATIONS             TOTAL         1 YEAR          1-3 YEARS         4-5 YEARS        AFTER 5 YEARS
----------------------------             ------      ---------         ---------         ---------        -------------
                                                                    (in millions)

Long-term debt                           $150.0        $  --            $  --              $ --                $150.0
Lease obligations(a)                       15.3          3.9              5.3               2.5                   3.6
Other long-term obligations                 0.1           --              0.1                --                    --
                                         ------         ----            -----              ----                ------
  Subtotal                               $165.4         $3.9            $ 5.4              $2.5                $153.6

                                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

                                                     LESS THAN
OTHER COMMERCIAL COMMITMENTS             TOTAL         1 YEAR          1-3 YEARS         4-5 YEARS        AFTER 5 YEARS
----------------------------             ------      ---------         ---------         ---------        -------------
                                                                    (in millions)
Guarantees of surety bonds               $  9.3        $ 9.3            $  --              $ --                $   --
Letters of credit                           3.0          3.0               --                --                    --
Capital expenditure commitments            11.4          1.0             10.4                --                    --
Physician commitments                      10.9          9.5              1.4                --                    --
                                         ------        -----            -----              ----                ------
  Subtotal                               $ 34.6        $22.8            $11.8              $ --                $   --
                                         ------        -----            -----              ----                ------
  Total obligations and commitments      $200.0        $26.7            $17.2              $2.5                $153.6
                                         ======        =====            =====              ====                ======


(a) Includes capital and operating lease obligations; capital lease obligations are not material.

     We are in compliance with all covenants or other requirements set forth in our credit agreements or indentures. Further, these agreements do not contain provisions that would accelerate the maturity dates of our debt upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new credit facilities in the future and could increase the cost of such facilities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

     We do not consider the sale of any assets to be necessary to repay our indebtedness or to provide working capital. However, for other reasons, we may sell facilities in the future from time to time. Our management anticipates that operations and amounts available under our revolving credit facility will provide sufficient liquidity for the next twelve months.

         Our business plan contemplates the acquisition of additional hospitals and we continuously review potential acquisitions. These acquisitions may, however, require additional financing. We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. We may, from time to time in the future, acquire senior subordinated notes in the open market. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

         We do not expect to pay dividends on our common stock in the foreseeable future.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         Our interest expense is sensitive to changes in the general level of interest rates. We do not currently use derivatives to alter the interest rate characteristics of our debt instruments.

         With respect to our interest-bearing liabilities, all of our long-term debt at December 31, 2001 is subject to a fixed interest rate of 10.75%. The fair value of our total long-term debt was approximately $166.5 million at December 31, 2001. We determined the fair value using the quoted market price at December 31, 2001. Since all of our long-term debt at December 31, 2001 is subject to a fixed interest rate we did not estimate changes to our interest expense or fair value of long-term debt based on a hypothetical increase in interest rates. As discussed above, we do have a $200 million revolving credit facility that is subject to variable interest rates; however, at December 31, 2001, the only amount reducing the revolving credit facility is a $3.0 million letter of credit. In the event we increase our amount outstanding under the revolving credit facility and there is a change in interest rates of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change. For further information, see the discussion above of our long-term debt.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, (the "Statements"). These Statements make significant changes to the accounting for business combinations, goodwill and intangible assets.

         SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS 141 was effective for transactions completed subsequent to June 30, 2001. The application of SFAS 141 did not have a material effect on our results of operations or financial position.

         Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS 142 effective January 1, 2002. Application of the non-amortization provisions of SFAS 142 for goodwill would have resulted in an increase in pretax income of approximately $1.7 million ($0.8 million, after-tax or $0.02 per diluted share) for the year ended December 31, 2001. Pursuant to SFAS 142, we will complete our transition impairment tests of goodwill during the second quarter of 2002 anticipating no impairment and will perform our initial annual impairment test later in 2002.

         SFAS 143, Accounting for Asset Retirement Obligations, was issued in August 2001 by the FASB and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement costs. SFAS 143 applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We do not expect SFAS 143 to have a material effect on our results of operations or financial position.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 removes goodwill from its scope and clarified other implementation issues related to SFAS 121. SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years and, generally, are to be applied prospectively. We do not expect SFAS 144 to have a material effect on our results of operations or financial position.

INFLATION

         The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when shortages in marketplaces occur. In addition, suppliers and insurers pass along rising costs to us in the form of higher prices. Our ability to pass on these increased costs is limited because of increasing regulatory and competitive pressures as discussed above. In the event we experience inflationary pressures, results of operations may be materially affected.

HEALTHCARE REFORM

         In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures. While we are unable to predict which, if any, proposals for healthcare reform will be adopted, there can be no assurance that proposals adverse to our business will not be adopted.

UNFILED MEDICARE COST REPORTS

         Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. Since implementation of outpatient PPS in August 2000, the filing of all Medicare cost reports have been postponed until certain government reports are issued. We anticipate filing several of these postponed cost reports during 2002. Because of the postponement, the magnitude of potential adjustments and changes in estimates is significantly greater at December 31, 2001 and for the year then ended than in recent years.

RELATED PARTY TRANSACTIONS

         We adopted the Executive Stock Purchase Plan in 1999, in which 1,000,000 shares of our Common Stock were reserved and subsequently issued. The Executive Stock Purchase Plan grants a right to specified executives to purchase shares of Common Stock from us. We loaned each participant in the plan 100% of the purchase price of our Common Stock at the fair value based on the date of purchase (approximately $10.2 million), on a full recourse basis at interest rates ranging from 5.2% to 5.3%. The loans are reflected as notes receivable for shares sold to employees in our consolidated statements of stockholders' equity. As of December 31, 2001, approximately $4.5 million of such loans have been paid under the Executive Stock Purchase Plan.

                                  RISK FACTORS

Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies reduce our reimbursements.

         For the year ended December 31, 2001, we derived 48.4% of our revenues from the Medicare and Medicaid programs. In recent years, federal and state governments made significant changes in the Medicare and Medicaid programs. These changes have decreased the amounts of money we receive for our services to patients who participate in these programs.

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

         All participants in the healthcare industry are required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, privacy, compliance with building codes and environmental protection. These laws often contain safe harbor provisions which describe some of the conduct and business relationships that are immune from prosecution. Not all of our business arrangements fit wholly within safe harbors. This does not automatically render our arrangements illegal. However, we may be subject to scrutiny by enforcement authorities. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our hospitals and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

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

We may be subjected to actions brought by individuals on the government's behalf under the False Claims Act's "qui tam" or whistleblower provisions.

         Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the Federal government. Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim.

         There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the Federal government. The False Claims Act defines the term "knowingly" broadly. Thus, although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a "knowing" submission under the False Claims Act and, therefore, will qualify for liability.

         In some cases, whistleblowers or the Federal government have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute and the Stark Law, have thereby submitted false claims under the False Claims Act. In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.

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

         Our revenue is particularly sensitive to regulatory and economic changes in the states of Kentucky and Tennessee. As of December 31, 2001, we operated 23 hospitals with seven located in the Commonwealth of Kentucky and seven located in the State of Tennessee. Based on those 23 hospitals, we generated 39.2% of our revenue from our Kentucky hospitals (including 4.3% from state-sponsored Medicaid programs) and 22.3% from our Tennessee hospitals (including 3.3% from state-sponsored TennCare programs) for the year ended December 31, 2001. Managed care organizations that participate in the Medicaid programs of Tennessee and Kentucky have been placed in receivership or encountered other financial difficulties. Other managed care organizations in the states in which we derive significant revenue may encounter similar difficulties in paying claims in the future.

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

Our ability to increase our indebtedness and become substantially leveraged may limit our ability to successfully run our business.

         At December 31, 2001, our consolidated long-term debt equaled approximately $150.0 million. We also may draw on a revolving credit commitment of up to $200 million under our bank credit agreement. In addition, we have the ability to incur additional debt, subject to limitations imposed by our credit agreement and the indenture governing the notes issued by our subsidiary, LifePoint Hospitals Holdings, Inc. Our leverage and debt service requirements could have important consequences to our stockholders, including the following:

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

         Any substantial increase in our debt levels could also affect our ability to borrow funds at favorable interest rates and our future operating cash flow.

Federal and state investigations of HCA could subject our hospitals and operations to increased governmental scrutiny.

         HCA is currently the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payor actions and general liability claims. HCA is also the subject of a formal order of investigation by the SEC. Based on the Company's review of HCA's public filings, the Company understands that the SEC's investigation of HCA includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the federal securities laws. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before the Company's formation as an independent company, owned the facilities the Company now owns.

         HCA is a defendant in several qui tam actions, or actions brought by private parties, known as relators, on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Clams Act, 31 U.S.C. ss. 3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the federal government, civil penalties of not less than $5,500 nor more than $11,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. HCA has disclosed that, on March 15, 2001, the Department of Justice filed a status report setting forth the government's decisions regarding intervention in existing qui tam actions against HCA and filed formal complains for those suits in which the government has intervened. HCA stated that, of the original 30 qui tam actions, the Department of Justice remains active and has elected to intervene in eight actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

         Based on our review of HCA's public filings, we understand that, in December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney's Offices (which we will refer to as the plea agreement) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (which we will refer to as the civil agreement). Based on our review of HCA's public filings, we understand that the agreements resolve all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against HCA relating to diagnosis related group, or DRG, coding, outpatient laboratory billing and home health issues. Pursuant to the plea agreement, HCA paid the government $95 million during the first quarter of 2001. The civil agreement was approved by the Federal District Court of the District of Columbia in August 2001. Pursuant to the civil agreement, HCA agreed to pay the government $745 million plus interest, which was paid in the third quarter of 2001. Based on our review of HCA's public filings, we understand that certain civil issues are not covered by the civil agreement and remain outstanding, including claims related to costs reports and physician relations issues. The plea agreement and the civil agreement announced in December 2000 relate only to conduct that was the subject of the federal investigations resolved in the agreements and do not resolve various qui tam actions filed by private parties against HCA, or pending state actions.

         On March 28, 2002, HCA announced that it reached an understanding with CMS to resolve all Medicare cost report, home office cost statement, and appeal issues between HCA and CMS. The understanding provides that HCA would pay CMS $250 million with respect to these matters. The resolution is subject to approval by the Department of Justice and execution of a definitive written agreement.

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

         We depend on the continued services and management experience of Kenneth C. Donahey and our other executive officers. If Mr. Donahey or any of our other executive officers resign their positions or otherwise are unable to serve, our management expertise and ability to deliver healthcare services efficiently could be weakened. In addition, if we fail to attract and retain managers at our hospitals and related facilities our operations will suffer.

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

         Prior to May 11, 1999, we operated as the America Group division of HCA. Accordingly, we do not have a long operating history as an independent, publicly-traded company. Before the distribution of our stock from HCA, we historically relied on HCA for various financial, administrative and managerial expertise relevant to the conduct of our business. HCA continues to provide some support services to us on a contractual basis. We did not generate a profit for 1999. Although we generated a profit in 2000 and 2001, we may not have net profits in the future. See "Business -- Arrangements Relating to the Distribution" for more information regarding our arrangements with HCA and see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for factors that could affect our ability to generate profits.

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

         If the distribution were to fail to qualify for tax-free treatment, then, in general, additional corporate tax, which would be substantial, would be payable by the consolidated group of which HCA is the common parent. Each member of HCA's consolidated group at the time of the distribution, including LifePoint, would be jointly and severally liable for this tax liability. In addition, LifePoint entered into a tax sharing and indemnification agreement with HCA and Triad, which prohibits LifePoint from taking actions that could jeopardize the tax treatment of either the distribution or the restructuring transactions that preceded the distribution, and requires LifePoint to indemnify HCA and Triad for any taxes or other losses that result from LifePoint's actions, which amounts could be substantial. If LifePoint were required to make any indemnity payments or otherwise were liable for additional taxes relating to the distribution, LifePoint's financial position and results of operations could be materially adversely affected.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information with respect to this Item is contained in our consolidated financial statements beginning with the Index on Page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND KEY EMPLOYEES

         Information with respect to our executive officers is incorporated by reference to the information contained under the caption "Executive Compensation -- Executive Officers of the Company" included in our proxy statement relating to our annual meeting of stockholders to be held on May 14, 2002.

DIRECTORS

         Information with respect to our directors is incorporated by reference to the information contained under the caption "Election of Directors" included in our proxy statement relating to our annual meeting of stockholders to be held on May 14, 2002.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" included in our proxy statement relating to our annual meeting of stockholders to be held on May 14, 2002.

ITEM 11. EXECUTIVE COMPENSATION

         The information required in this Item is set forth under the heading "Executive Compensation" included in our proxy statement relating to our annual meeting of stockholders to be held on May 14, 2002, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference to the information contained under the caption "Voting Securities and Principal Holders Thereof" included in our proxy statement relating to our annual meeting of stockholders to be held on May 14, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference to the information contained under the caption "Certain Transactions" included in our proxy statement relating to our annual meeting of stockholders to be held on May 14, 2002.

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

                  (3)      EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBITS
-------                                 -----------------------
  2.1  -    Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and
            LifePoint Hospitals, Inc.(a)

  3.1  -    Certificate of Incorporation of LifePoint Hospitals (a)

  3.2  -    Bylaws of LifePoint Hospitals (a)

  3.3  -    Certificate of Incorporation of LifePoint Holdings (b)

  3.4  -    Bylaws of LifePoint Holdings (b)

  4.1  -    Form of Specimen Certificate for LifePoint Hospitals Common Stock (c)

  4.2  -    Indenture (including form of 10 3/4% Senior Subordinated Notes due 2009) dated as of May 11,
            1999, between HealthTrust, Inc. -- The Hospital Company and Citibank N.A. as Trustee (a)

  4.3  -    Form of 10 3/4% Senior Subordinated Notes due 2009 (filed as part of Exhibit 4.2)

  4.4  -    Registration Rights Agreement dated as of May 11, 1999 between HealthTrust and the Initial
            Purchasers named therein (a)

  4.5  -    LifePoint Assumption Agreement dated May 11, 1999 between HealthTrust and LifePoint Hospitals
            (a)

  4.6  -    Holdings Assumption Agreement dated May 11, 1999 between LifePoint Hospitals and LifePoint
            Holdings (a)

  4.7  -    Guarantor Assumption Agreements dated May 11, 1999 between LifePoint Holdings and the
            Guarantors signatory thereto (a)

  4.8  -    Rights Agreement dated as of May 11, 1999 between the Company and National City Bank as Rights
            Agent (a)

 10.1  -    Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA,
            LifePoint Hospitals and Triad Hospitals (a)

 10.2  -    Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA,
            LifePoint Hospitals and Triad Hospitals (a)

 10.3  -    Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among
            Columbia/HCA, LifePoint Hospitals and Triad Hospitals (a)

 10.4  -    Transitional Services Agreement dated May 11, 1999 by and between Columbia/HCA and
            LifePoint Hospitals (a)

 10.5  -    Computer and Data Processing Services Agreement dated May, 11, 1999 by and between Columbia
            Information Systems, Inc. and LifePoint Hospitals (a)

 10.6  -    Agreement to Share Telecommunications Services dated May 11, 1999 by and between Columbia
            Information Systems, Inc. and LifePoint Hospitals (a)

 10.7  -    Lease Agreement dated as of November 22, 1999 by and between LifePoint Hospitals and W. Fred
            Williams, Trustee for the Benefit of Highwoods/Tennessee Holdings, L.P. (d)

 10.8  -    LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (a)

 10.9  -    Amendment to LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (e)

 10.10 -    Second Amendment to LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (e)

 10.11 -    LifePoint Hospitals, Inc. Executive Stock Purchase Plan (a)

 10.12 -    Form of Share Purchase Loan and Note Agreement between LifePoint Hospitals and certain executive officers in connection with purchases of Common Stock pursuant to the Executive Stock Purchase
            Plan (d)

 10.13 -    LifePoint Hospitals, Inc. Management Stock Purchase Plan (a)

 10.14 -    LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (a)

 10.15 -    Amended and Restated Credit Agreement, dated as of June 19, 2001, among LifePoint Hospitals
            Holdings, Inc., as borrower, Fleet National Bank as administrative agent and as swingline lender, the financial institutions or entities from time to time which are parties to the
            Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as
            co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as
            co-documentation agents (f)

 10.16 -    Corporate Integrity Agreement dated as of December 21, 2000 by and between the Office of the
            Inspector General of the Department of Health and Human Services and LifePoint Hospitals (g)

 10.17 -    LifePoint Hospitals, Inc. Employee Stock Purchase Plan

 10.18 -    Employment Agreement of Kenneth C. Donahey

 21.1  -    List of the Subsidiaries of LifePoint Hospitals

 21.2  -    List of the Subsidiaries of LifePoint Holdings

 23.1  -    Consent of Ernst & Young LLP

------------

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

(d) Incorporated by reference from exhibits to LifePoint Hospitals' Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-29818.

(e) Incorporated by reference from exhibits to LifePoint Hospitals' Registration Statement on Form S-8 under the Securities Act of 1933, File No. 333-66378.

(f) Incorporated by reference from exhibits to LifePoint Hospitals' Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 000-29818.

(g) Incorporated by reference from exhibits to LifePoint Hospitals' Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-29818.

                 MANAGEMENT COMPENSATION PLANS AND ARRANGEMENTS

         The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-K:

                  1. LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan, as amended (filed as Exhibits 10.8, 10.9 and 10.10)

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

                  5. LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (filed as Exhibit 10.14)

                  6. LifePoint Hospital's Inc. Employee Stock Purchase Plan (filed as Exhibit 10.17)

         (b)      Reports on Form 8-K

         On October 1, 2001, we furnished a Current Report on Form 8-K pursuant to Item 9 to report our participation in the Raymond James & Associates Healthcare Conference held on October 1 through October 2 of 2001. On October 2, 2001, we furnished a Current Report on Form 8-K pursuant to Item 9 announcing that we, through a subsidiary, acquired Athens Regional Medical Center. On October 16, 2001, we furnished a Current Report on Form 8-K pursuant to Item 9 to provide information about the release of our third quarter earnings and the related conference call. On October 23, 2001, we furnished a Current Report on Form 8-K pursuant to Item 9 regarding the press release we issued on October 22, 2001 announcing our third quarter financial results. On December 3, 2001, we furnished a Current Report on Form 8-K pursuant to Item 9 announcing our acquisition of Ville Platte Medical Center.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                       PAGE
                                                                                                                       ----
Report of Independent Auditors.......................................................................................   F-2

Consolidated Statements of Operations -- for the years  ended December 31, 1999, 2000 and 2001.......................   F-3

Consolidated Balance Sheets -- December 31, 2000 and 2001............................................................   F-4

Consolidated Statements of Cash Flows -- for the years ended December 31, 1999, 2000 and 2001........................   F-5

Consolidated Statements of Stockholders' Equity -- for the  years ended December 31, 1999, 2000 and 2001.............   F-6

Notes to Consolidated Financial Statements...........................................................................   F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
LifePoint Hospitals, Inc.

      We have audited the accompanying consolidated balance sheets of LifePoint Hospitals, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the management of LifePoint Hospitals, Inc. (the "Company"). Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Hospitals, Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                            /s/ Ernst & Young LLP

Nashville, Tennessee
January 31, 2002

                            LIFEPOINT HOSPITALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                      1999          2000          2001
                                                                                    --------      --------      --------
Revenues ......................................................................     $  515.2      $  557.1      $  619.4

Salaries and benefits .........................................................        217.4         224.2         243.2
Supplies ......................................................................         64.2          67.0          78.2
Other operating expenses ......................................................        117.3         118.1         120.8
Provision for doubtful accounts ...............................................         38.2          42.0          45.8
Depreciation and amortization .................................................         31.4          34.1          34.7
Interest expense, net .........................................................         23.4          30.7          18.1
Management fees ...............................................................          3.2            --            --
ESOP expense ..................................................................          2.9           7.1          10.4
Impairment of (gain on) long-lived assets .....................................         25.4          (1.4)         (0.5)
                                                                                    --------      --------      --------
                                                                                       523.4         521.8         550.7
                                                                                    --------      --------      --------

Income (loss) before minority interests, income taxes, and extraordinary item .         (8.2)         35.3          68.7
Minority interests in earnings of consolidated entities .......................          1.9           2.2           2.7
                                                                                    --------      --------      --------
Income (loss) before income taxes and extraordinary item ......................        (10.1)         33.1          66.0
Provision (benefit) for income taxes ..........................................         (2.7)         15.2          31.1
                                                                                    --------      --------      --------
Income (loss) before extraordinary item .......................................         (7.4)         17.9          34.9
Extraordinary loss on early retirement of debt, net of tax benefit of $1.0  ...           --            --          (1.6)
                                                                                    --------      --------      --------
     Net income (loss) ........................................................     $   (7.4)     $   17.9      $   33.3
                                                                                    ========      ========      ========
Basic earnings (loss) per share:
  Income (loss) before extraordinary item .....................................     $  (0.24)     $   0.57      $   0.97
  Extraordinary loss on early retirement of debt ..............................           --            --         (0.04)
                                                                                    --------      --------      --------
     Net income (loss) ........................................................     $  (0.24)     $   0.57      $   0.93
                                                                                    ========      ========      ========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary item .....................................     $  (0.24)     $   0.54      $   0.94
  Extraordinary loss on early retirement of debt ..............................           --            --         (0.04)
                                                                                    --------      --------      --------
     Net income (loss) ........................................................     $  (0.24)     $   0.54      $   0.90
                                                                                    ========      ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            LIFEPOINT HOSPITALS, INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                           2000         2001
                                                                                                         -------      -------
                                     ASSETS
Current assets:
  Cash and cash equivalents ........................................................................     $  39.7      $  57.2
  Accounts receivable, less allowances for doubtful accounts of $52.3 and $59.0 at
       December 31, 2000 and 2001, respectively ....................................................        50.0         56.7
  Inventories ......................................................................................        13.9         16.3
  Deferred taxes and other current assets ..........................................................        22.2         18.7
                                                                                                         -------      -------
                                                                                                           125.8        148.9
Property and equipment:
  Land .............................................................................................         8.7         10.7
  Buildings and improvements .......................................................................       236.9        262.0
  Equipment ........................................................................................       244.9        263.4
  Construction in progress (estimated cost to complete and equip after December 31, 2001 -- $32.7) .         9.4          7.2
                                                                                                         -------      -------
                                                                                                           499.9        543.3
Accumulated depreciation ...........................................................................      (183.4)      (204.9)
                                                                                                         -------      -------
                                                                                                           316.5        338.4

Deferred loan costs, net ...........................................................................         9.0          7.1
Goodwill, net ......................................................................................        44.7         47.1
Other ..............................................................................................         0.3         12.8
                                                                                                         -------      -------
                                                                                                         $ 496.3      $ 554.3
                                                                                                         =======      =======
                             LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable .................................................................................     $  16.1      $  19.0
  Accrued salaries .................................................................................        13.8         18.6
  Other current liabilities ........................................................................        11.1         10.7
  Estimated third-party payor settlements ..........................................................         8.3         17.9
  Current maturities of long-term debt .............................................................        11.1           --
                                                                                                         -------      -------
                                                                                                            60.4         66.2

Long-term debt .....................................................................................       278.3        150.0
Deferred taxes .....................................................................................        15.2         21.0
Professional liability risks and other liabilities .................................................         9.4         16.9

Minority interests in equity of consolidated entities ..............................................         4.6          5.2

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued ..................          --           --
  Common stock, $.01 par value; 90,000,000 shares authorized; 34,709,504 shares and 39,276,745
       shares issued and outstanding at December 31, 2000 and 2001, respectively ...................         0.3          0.4
  Capital in excess of par value ...................................................................       156.5        285.0
  Unearned ESOP compensation .......................................................................       (25.7)       (22.5)
  Notes receivable for shares sold to employees ....................................................        (7.2)        (5.7)
  Retained earnings ................................................................................         4.5         37.8
                                                                                                         -------      -------
                                                                                                           128.4        295.0
                                                                                                         -------      -------
                                                                                                         $ 496.3      $ 554.3
                                                                                                         =======      =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            LIFEPOINT HOSPITALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                              (DOLLARS IN MILLIONS)

                                                                                                 1999         2000         2001
                                                                                               -------      -------      -------
Cash flows from operating activities:
  Net income (loss) ......................................................................     $  (7.4)     $  17.9      $  33.3
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       ESOP expense ......................................................................         2.9          7.1         10.4
       Depreciation and amortization .....................................................        31.4         34.1         34.7
       Minority interests in earnings of consolidated entities ...........................         1.9          2.2          2.7
       Deferred income taxes (benefit) ...................................................       (13.8)        13.6          6.9
       Reserve for professional liability risk ...........................................         3.4          5.4          7.0
       Loss (gain) on impairment of long-lived assets ....................................        25.4         (1.4)        (0.5)
       Extraordinary loss on early retirement of bank debt ...............................          --           --          2.6
       Tax benefit from stock option exercises ...........................................          --          6.4          8.1
       Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
          Accounts receivable ............................................................         7.2          2.1         (1.0)
          Inventories and other current assets ...........................................        (1.1)        (1.7)        (0.6)
          Accounts payable and accrued expenses ..........................................         7.1        (11.4)         2.8
          Income taxes payable ...........................................................        (0.3)        (0.2)        (3.5)
          Estimated third-party payor settlements ........................................         1.2          7.1          9.6
       Other .............................................................................         1.4          2.2          1.6
                                                                                               -------      -------      -------
          Net cash provided by operating activities ......................................        59.3         83.4        114.1
                                                                                               -------      -------      -------
Cash flows from investing activities:
  Purchases of property and equipment, net ...............................................       (64.8)       (31.4)       (35.8)
  Purchases of facilities, net of cash acquired ..........................................          --        (82.4)       (36.5)
  Proceeds from sale of facilities .......................................................          --         30.0          0.5
  Other ..................................................................................        (4.0)        (8.0)         3.5
                                                                                               -------      -------      -------
          Net cash used in investing activities ..........................................       (68.8)       (91.8)       (68.3)
                                                                                               -------      -------      -------
Cash flows from financing activities:
  Proceeds from stock offering, net ......................................................          --           --        100.4
  Proceeds from bank debt borrowings .....................................................          --         65.0           --
  Repayments of bank debt ................................................................          --        (35.7)      (139.3)
  Proceeds from exercise of stock options ................................................          --          7.2         12.2
  Increase in intercompany balances with HCA, net ........................................        22.4           --           --
  Other ..................................................................................        (0.4)        (0.9)        (1.6)
                                                                                               -------      -------      -------
          Net cash provided by (used in) financing activities ............................        22.0         35.6        (28.3)
                                                                                               -------      -------      -------
Change in cash and cash equivalents ......................................................        12.5         27.2         17.5
Cash and cash equivalents at beginning of year ...........................................          --         12.5         39.7
                                                                                               -------      -------      -------
Cash and cash equivalents at end of year .................................................     $  12.5      $  39.7      $  57.2
                                                                                               =======      =======      =======

Supplemental disclosure of cash flow information:
  Interest payments ......................................................................     $  21.2      $  29.4      $  20.8
  Income taxes paid (received), net ......................................................     $  15.4      $  (4.4)     $  18.4
  Capitalized interest ...................................................................     $   1.0      $   0.3      $   0.7

Supplemental non-cash financing activities:
  Assumption of debt from HCA ............................................................     $ 260.0      $    --      $    --
  Elimination of intercompany amounts payable to HCA .....................................     $ 224.9      $    --      $    --

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            LIFEPOINT HOSPITALS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
                        (DOLLARS AND SHARES IN MILLIONS)

                                                                                                                    NOTES
                                                                           CAPITAL                               RECEIVABLE
                                                                             IN                                      FOR
                                                   COMMON STOCK           EXCESS OF     EQUITY,     UNEARNED        SHARES
                                                   ------------             PAR      INVESTMENTS      ESOP         SOLD TO
                                               SHARES        AMOUNT         VALUE       BY HCA    COMPENSATION     EMPLOYEES
                                               ------        ------         -----       ------    ------------     ---------
Balance at December 31, 1998 ............                   $             $            $  118.7     $              $
  Net income before spin-off ............                                                   6.0
  Stock issued in connection with:
    Executive Stock Purchase Plan .......          1.0                        10.2                                    (10.2)
    Employee Stock Ownership Plan .......          2.8                        32.1                     (32.1)
    Issuance of stock  options ..........                                      1.6
  ESOP compensation earned ..............                                     (0.3)                      3.2
  Assumption of debt from HCA ...........                                   (260.0)
  Elimination of intercompany debt to HCA                                    229.9
  Spin-off capitalization ...............         29.9           0.3         124.4       (124.7)
  Net loss after spin-off ...............
                                              --------      --------      --------     --------     --------       --------
Balance at December 31, 1999 ............         33.7           0.3         137.9           --        (28.9)         (10.2)
  Net income ............................
  ESOP compensation earned ..............                                      3.9                       3.2
  Exercise of stock options, including
    tax benefits and other...............          1.0                        17.1
  Stock issued in connection  with
    Management Stock Purchase Plan.......                                      0.7
  Payment on Executive Stock
    Purchase Plan........................                                     (3.1)                                     3.0
                                              --------      --------      --------     --------     --------       --------
Balance at December 31, 2000 ............         34.7           0.3         156.5           --        (25.7)          (7.2)
  Net income ............................
  ESOP compensation earned ..............                                      7.2                       3.2
  Exercise of stock options, including
    tax benefits and other...............          0.9                        20.5
  Stock issued in connection with
    Management Stock Purchase Plan.......                                      0.5
  Payment on Executive Stock
    Purchase Plan........................                                                                               1.5
  Issuance of common stock from offering           3.7           0.1         100.3
                                              --------      --------      --------     --------     --------       --------
Balance at December 31, 2001 ............         39.3      $    0.4      $  285.0     $     --     $  (22.5)      $   (5.7)
                                              ========      ========      ========     ========     ========       ========

                                             RETAINED
                                             EARNINGS
                                          (ACCUMULATED
                                             DEFICIT)          TOTAL
                                             --------          -----
Balance at December 31, 1998 ............    $                $  118.7
  Net income before spin-off ............                          6.0
  Stock issued in connection with:
    Executive Stock Purchase Plan .......                           --
    Employee Stock Ownership Plan .......                           --
    Issuance of stock  options ..........                          1.6
  ESOP compensation earned ..............                          2.9
  Assumption of debt from HCA ...........                       (260.0)
  Elimination of intercompany debt to HCA                        229.9
  Spin-off capitalization ...............                           --
  Net loss after spin-off ...............       (13.4)           (13.4)
                                             --------         --------
Balance at December 31, 1999 ............       (13.4)            85.7
  Net income ............................        17.9             17.9
  ESOP compensation earned ..............                          7.1
  Exercise of stock options, including
    tax benefits and other...............                         17.1
  Stock issued in connection  with
    Management Stock Purchase Plan.......                          0.7
  Payment on Executive Stock
    Purchase Plan........................                         (0.1)
                                             --------         --------
Balance at December 31, 2000 ............         4.5            128.4
  Net income ............................        33.3             33.3
  ESOP compensation earned ..............                         10.4
  Exercise of stock options, including
    tax benefits and other...............                         20.5
  Stock issued in connection with
    Management Stock Purchase Plan.......                          0.5
  Payment on Executive Stock
    Purchase Plan........................                          1.5
  Issuance of common stock from offering                         100.4
                                             --------         --------
Balance at December 31, 2001 ............    $   37.8         $  295.0
                                             ========         ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            LIFEPOINT HOSPITALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 -- ORGANIZATION AND ACCOUNTING POLICIES

Organization

      On May 11, 1999, HCA, Inc. ("HCA") completed the spin-off of its operations comprising the America Group to its stockholders by distributing all outstanding shares of LifePoint Hospitals, Inc. (the "Distribution"). LifePoint Hospitals, Inc., together with its subsidiaries, as appropriate, is hereinafter referred to as the "Company." A description of the Distribution and certain transactions with HCA is included in Note 2.

      At December 31, 2001, the Company was comprised of 23 general, acute care hospitals and related health care entities. The entities are located in non-urban areas in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company through the Company's direct or indirect ownership of a majority interest and exclusive rights granted to the Company as the sole general partner of such entities. All significant intercompany accounts and transactions within the Company have been eliminated in consolidation.

Critical Accounting Policies and Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, contractual discounts and professional and general liability reserves. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

      (a) Allowance for Doubtful Accounts

      The Company's ability to collect outstanding receivables from third party payors is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patient accounts and deductibles, co-payments or other amounts due from individual patients. The Company estimates the allowance for doubtful accounts based primarily upon the age of patient accounts receivable, the patient's economic inability to pay and the effectiveness of its collection efforts. The Company routinely monitors its accounts receivable balances and utilizes historical collection experience to support the basis for its estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on the Company's results of operations and cash flows.

      (b) Allowance for Contractual Discounts

      The Company derives a significant portion of its revenues from Medicare, Medicaid and other payors that receive discounts from our standard charges. We must estimate the total amount of these discounts to prepare our financial statements. For the year ended December 31, 2001, Medicare, Medicaid and discounted plan patients accounted for 93.3% of total gross revenues. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its

                            LIFEPOINT HOSPITALS, INC.

interpretation of the applicable regulations or contract terms. However, the services authorized and provided and resulting reimbursement, are often subject to interpretation. These interpretations sometimes result in payments that differ from the Company's estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

      (c) Professional and General Liability Reserves

      Given the nature of the Company's operating environment, we are subject to medical malpractice lawsuits and other claims. To mitigate a portion of this risk, the Company maintained insurance for individual malpractice claims exceeding $1 million for the years ended December 31, 1999, 2000 and 2001. For fiscal year 2002, the Company increased its deductible to $10 million to mitigate increases in the cost of professional and general liability insurance. Our reserves for professional and general liability risks are based upon historical claims data, demographic considerations, severity factors and other actuarial assumptions calculated by a third party. This estimate is discounted to its present value using rates of 6.0% and 5.0% at December 31, 2000 and 2001, respectively. The rate changed to 5.0% reflecting lower market rates experienced during 2001. The estimated accrual for professional and general liability claims could be significantly affected should current and future claims differ from historical trends. The estimation process is also complicated by the relatively short period of time in which the Company owned its health care facilities as occurrence data under previous ownership may not necessarily reflect occurrence data under its ownership. While management monitors current claims closely and considers outcomes when estimating its insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

      The reserve for professional and general liability risks was $8.9 million and $15.9 million at December 31, 2000 and 2001, respectively. The total cost of professional and general liability coverage for the years ended December 31, 1999, 2000 and 2001, was approximately $7.1 million, $8.2 million and $11.4 million, respectively.

                            LIFEPOINT HOSPITALS, INC.

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

Fair Value of Financial Instruments

      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

         The carrying value of the Notes was $150.0 million at December 31, 2001. The fair value of the Notes was $166.5 million at December 31, 2001, based on the quoted market price at December 31, 2001.

Revenues

      The Company's health care facilities have entered into agreements with third-party payors, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

      Revenues are recorded at the time the healthcare services are provided at estimated amounts due from patients and third-party payors. Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. The net adjustments to estimated settlements resulted in increases to revenues of $0.7 million, $3.2 million and $2.0 million, for the years ended December 31, 1999, 2000 and 2001, respectively. Management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs. HCA retains sole responsibility for, and will be entitled to, any Medicare, Medicaid or cost-based Blue Cross settlements relating to cost reporting periods ending on or prior to the Distribution.

                            LIFEPOINT HOSPITALS, INC.

      Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. In addition, since implementation of outpatient PPS in August 2000, the filing of all Medicare cost reports have been postponed until certain government reports are issued. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company's financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

      The Company provides care without charge to patients who are financially unable to pay for the health care services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenues.

      The Company's revenue is particularly sensitive to regulatory and economic changes in the states of Kentucky and Tennessee. As of December 31, 2001, the Company operated 23 hospitals with seven located in the Commonwealth of Kentucky and seven located in the State of Tennessee. Based on those 23 hospitals, the Company generated 39.2% of its revenue from its Kentucky hospitals (including 4.3% from state-sponsored Medicaid programs) and 22.3% from its Tennessee hospitals (including 3.3% from the state-sponsored TennCare program) for the year ended December 31, 2001.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The Company places its cash in financial institutions that are federally insured and limits the amount of credit exposure with any one institution.

Accounts Receivable and Allowance for Doubtful Accounts

      The Company receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 1999, 2000 and 2001, approximately 47.4%, 47.0% and 48.4%, respectively, of the Company's revenues related to patients participating in the Medicare and Medicaid programs. Management recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. Management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject it to any significant credit risks in the collection of its accounts receivable.

         A summary of activity in the Company's allowance for doubtful accounts follows (in millions):

                                                         ADDITIONS       ACCOUNTS
                                          BALANCES AT    CHARGED TO     WRITTEN OFF,     BALANCE
                                          BEGINNING      COSTS AND        NET OF          AT END
                                          OF PERIOD      EXPENSES       RECOVERIES      OF PERIOD
                                          ---------      --------       ----------      ---------
Allowance for doubtful accounts:
  Year ended December 31, 1999 .          $  48.3        $  38.2        $ (36.2)        $  50.3
  Year ended December 31, 2000 .             50.3           42.0          (40.0)           52.3
  Year ended December 31, 2001 .             52.3           45.8          (39.1)           59.0

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market.

Long-Lived Assets

      (a) Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increased capacities or extend useful lives are capitalized. Depreciation is computed by applying the straight-line method over the estimated useful lives of buildings and improvements (10 to 40 years) and equipment (3 to 10 years). Depreciation expense was $30.6 million, $32.8 million and $33.0 million for the years ended December 31, 1999, 2000, and 2001, respectively.

      (b) Goodwill and Intangible Assets

      Goodwill is amortized using the straight-line method, generally over periods ranging from 30 to 40 years for hospital acquisitions. The Company's goodwill is net of accumulated amortization of $8.7 million and $10.4 million as of December 31, 2000 and 2001, respectively.

      Intangible assets relate to non-compete agreements and are amortized over the terms of the agreements. The Company had intangible assets of $0.2 million with accumulated amortization of $0.1 million at December 31, 2000 and 2001 and is included in other long-term assets in the accompanying consolidated balance sheets.

                            LIFEPOINT HOSPITALS, INC.

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

Income Taxes

      As part of the process of preparing the Company's consolidated financial statements, management is required to estimate the Company's income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation expense, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company must then assess the likelihood that the Company's deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increase this allowance in a period, the company must include an expense within the tax provision in the statement of operations.

Physician Recruiting Costs

      Physician recruiting costs are expensed when incurred and are included in other operating expenses in the accompanying consolidated statements of operations. Physician recruiting expenses were $6.5 million, $8.9 million and $6.4 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Management Fees

      For the period prior to the Distribution in 1999, HCA incurred various corporate general and administrative expenses. These corporate overhead expenses were allocated to the Company based on net revenues. In the opinion of HCA's management, this allocation method was reasonable.

Stock Based Compensation

      The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company recognizes no compensation expense for grants when the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

Earnings Per Share

      Earnings per share ("EPS") is based on the weighted average number of common shares outstanding and dilutive stock options and restricted shares, adjusted for the shares issued to the LifePoint Employee Stock Ownership Plan (the "ESOP"). As the ESOP shares are committed to be released, the shares become outstanding for earnings per share calculations.

Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, (the "Statements"). These Statements make significant changes to the accounting for business combinations, goodwill and intangible assets.

      SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS 141 was effective for transactions completed subsequent to June 30, 2001. The application of SFAS 141 did not have a material effect on the Company's results of operations or financial position.

      Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. Application of the non-amortization provisions of SFAS 142 for goodwill would have resulted in an increase in pretax income of approximately $1.7 million ($0.8 million, after-tax or $0.02 per diluted share) for the year ended December 31, 2001. Pursuant to SFAS 142, the Company will complete its transition impairment tests of goodwill during the second quarter of 2002 anticipating no impairment and will perform its initial annual impairment test later in 2002.

                            LIFEPOINT HOSPITALS, INC.

      SFAS 143, Accounting for Asset Retirement Obligations, was issued in August 2001 by the FASB and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement costs. SFAS 143 applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company does not expect SFAS 143 to have a material effect on its results of operations or financial position.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 removes goodwill from its scope and clarified other implementation issues related to SFAS 121. SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years and, generally, are to be applied prospectively. The Company does not expect SFAS 144 to have a material effect on its results of operations or financial position.

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

      In connection with the Distribution, all intercompany amounts payable by the Company to HCA were eliminated and the Company assumed certain indebtedness from HCA. In addition, the Company entered into various agreements with HCA which are intended to facilitate orderly changes for both companies in a way which would be minimally disruptive to each entity. These agreements provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities, and obligations arising from periods prior to the Distribution.

      In connection with the Distribution, HCA received a ruling from the Internal Revenue Service (the "IRS") to the effect, among other things, that the Distribution would qualify as a tax-free transaction under Section 355 of the Internal Revenue Code of 1986, as amended. Such a ruling, while generally binding upon the IRS, is subject to certain factual representations and assumptions provided by HCA. The Company has agreed to certain restrictions on its future actions to provide further assurances that the Distribution will qualify as tax-free. Restrictions include, among other things, limitations on the liquidation, merger or consolidation with another company, certain issuances and redemptions of the Company's Common Stock and the sale or other disposition of assets. If the Company fails to abide by such restrictions and, as a result, the Distribution fails to qualify as a tax-free transaction, the Company will be obligated to indemnify HCA for any resulting liability, which could have a material adverse effect on the Company's financial position and results of operations.

NOTE 3 -- HCA INVESTIGATIONS, LITIGATION AND INDEMNIFICATION RIGHTS

         HCA is currently the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payor actions and general liability claims. HCA is also the subject of a formal order of investigation by the SEC. Based on the Company's review of HCA's public filings, the Company understands that the SEC's investigation of HCA includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the federal securities laws. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before the Company's formation as an independent company, owned the facilities the Company now owns.

         HCA is a defendant in several qui tam actions, or actions brought by private parties, known as relators, on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Clams Act, 31 U.S.C. ss. 3729 et seq., for improper claims submitted to the

                            LIFEPOINT HOSPITALS, INC.

government for reimbursement. The lawsuits generally seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the federal government, civil penalties of not less than $5,500 nor more than $11,000 for each such Medicare or Medicaid claim, attorneys' fees and costs. HCA has disclosed that, on March 15, 2001, the Department of Justice filed a status report setting forth the government's decisions regarding intervention in existing qui tam actions against HCA and filed formal complaints for those suits in which the government has intervened. HCA stated that, of the original 30 qui tam actions, the Department of Justice remains active and has elected to intervene in eight actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

         Based on the Company's review of HCA's public filings, the Company understands that, in December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney's Offices (which the Company will refer to as the plea agreement) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (which the Company will refer to as the civil agreement). Based on the Company's review of HCA's public filings, the Company understands that the agreements resolve all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against HCA relating to diagnosis related group, or DRG, coding, outpatient laboratory billing and home health issues. Pursuant to the plea agreement, HCA paid the government $95 million during the first quarter of 2001. The civil agreement was approved by the Federal District Court of the District of Columbia in August 2001. Pursuant to the civil agreement, HCA agreed to pay the government $745 million plus interest, which was paid in the third quarter of 2001. Based on the Company's review of HCA's public filings, the Company understands that certain civil issues are not covered by the civil agreement and remain outstanding, including claims related to costs reports and physician relations issues. The plea agreement and the civil agreement announced in December 2000 relate only to conduct that was the subject of the federal investigations resolved in the agreements and do not resolve various qui tam actions filed by private parties against HCA, or pending state actions.

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


NOTE 4 -- IMPACT OF ACQUISITIONS, DIVESTITURES AND IMPAIRMENT OF LONG-LIVED
          ASSETS

Acquisitions -- 2001

         Effective December 1, 2001, the Company acquired Ville Platte Medical Center in Ville Platte, Louisiana for approximately $11.0 million in cash, including working capital and the assumption of long-term liabilities of approximately $2.6 million. Pursuant to the asset purchase agreement, the Company also agreed to make certain capital improvements which, including the initial cash payment and liabilities assumed, is not required to exceed $25.0 million. The capital improvements must be completed by December 1, 2004. The allocation of the full purchase price had not been determined as of December 31, 2001. Unallocated purchase price of approximately $12.6 million is included in other long-term assets in the accompanying consolidated balance sheet as of December 31, 2001 pending final appraisal from a third party.

      Effective October 1, 2001, the Company acquired Athens Regional Medical Center in Athens, Tennessee for approximately $19.7 million in cash, including working capital. The purchase price is subject to adjustment pending the final working capital settlement.

      Effective April 1, 2001 the Company purchased a diagnostic imaging center in Palatka, Florida for $5.8 million in cash, including working capital. The funds used for the acquisition were obtained from the Company's available cash and $5.7 million in proceeds from the sale of a facility and previously held in a Starker Trust which is included in deferred taxes and other current assets in the accompanying consolidated balance sheet as of December 31, 2000. Cost in excess of net assets acquired totaled $1.8 million and was amortized using a 30 year life.

      Effective January 2, 2001, the Company entered into a two-year lease to operate Bluegrass Community Hospital, a 25-bed critical access hospital located in Versailles, Kentucky, which the parties may mutually agree to extend.

Acquisitions -- 2000

      Effective July 1, 2000, the Company acquired Lander Valley Medical Center in Lander, Wyoming for a purchase price of $33.0 million in cash, including working capital. Cost in excess of net assets acquired totaled $9.8 million and was amortized using a 40 year life.

      Effective June 16, 2000, the Company acquired Putnam Community Medical Center in Palatka, Florida for approximately $49.4 million in cash, including working capital. Cost in excess of net assets acquired totaled $22.8 million and was amortized using a 40 year life.

                            LIFEPOINT HOSPITALS, INC.

Allocation of Purchase Price

      The foregoing acquisitions were accounted for using the purchase method of accounting. The purchase prices of these transactions were allocated to the assets acquired and liabilities assumed based upon their respective fair values and are subject to change during the twelve month period subsequent to the acquisition date. The following table summarizes the allocation of the aggregate purchase price of the acquisitions for the years ended December 31, 2000 and 2001 (in millions):

                                                             2000          2001
                                                           --------      --------
    Net cash used for acquisitions ...................     $   82.4      $   36.5
    Fair value of assets acquired ....................        (52.5)        (28.1)
    Liabilities assumed ..............................          2.7           6.0
                                                           --------      --------
    Cost in excess of net assets acquired and
      unallocated purchase price .....................     $   32.6      $   14.4
                                                           ========      ========

Divestitures and Impairment of Long-lived Assets

    Sale of Hospitals previously identified as Held for Sale

    The Company sold Halstead Hospital, Trinity Hospital and Barrow Medical Center in three separate transactions during 2000. The sale of these three hospitals resulted in no gain or loss to the Company as they were previously written down to net realizable value during 1998 and 1999. The three hospitals were identified as held for sale during the fourth quarter of 1998 when management determined the facilities were not compatible with the Company's operating plans based upon management's review of all facilities, and giving consideration to current and expected market conditions and the current and expected capital needs in each market.

    The carrying value immediately before the impairment charge of the long-lived assets was $47.2 million. During the fourth quarter of 1998, the carrying value of these hospitals was reduced to fair value, based on estimates of selling values and verbal discussions with potential buyers at that time, for a total non-cash charge of $24.8 million (comprised of $24.3 million of tangible assets and $0.5 million of intangible assets). The adjusted carrying values of these assets as of December 31, 1998 was based on management's estimates at that time. In addition, the Company subsequently received a non-binding offer from a potential buyer to purchase all three hospitals in March of 1999 for amounts approximating the adjusted carrying values.

    The above-mentioned offer for these three hospitals was rescinded in July 1999. Due to management's subsequent unsuccessful attempts to find a buyer as well as the deterioration of market conditions at these facilities throughout the remainder of 1999, the Company recorded an additional non-cash charge of $25.4 million during the fourth quarter of 1999. The charge was comprised of $22.4 million in further impairment charges to write down the remaining tangible assets to new estimated net realizable values and $3.0 million for the estimated selling and closing costs which the Company, at that time, believed had a high probability of occurring due to a lack of interested buyers with available financing. The estimated net realizable values were reduced significantly since there were no interested buyers at that time and the closing of a hospital in a rural market would likely result in real estate with little or no value.

    During 2000, the hospitals were subsequently sold for little or no consideration. Below is a summary of each hospital sold that was previously listed as held for sale.

    Effective February 1, 2000, the Company sold Trinity Hospital in exchange for a promissory note (subsequently renegotiated) of approximately $2.4 million, due in 2002. The note was fully reserved upon issuance due to the uncertainty of the buyer's ability to make payments on the note. During 2000 and 2001, the Company received approximately $1.4 million and $0.5 million, respectively, from the buyer as payments in full and recognized these payments as an "Impairment
(gain) on long-lived assets" on the accompanying consolidated statements of operations.

    Effective April 1, 2000, the Company sold Halstead Hospital in exchange for a promissory note of approximately $1.5 million, due in 60 equal monthly installments. The Company fully reserved the note upon issuance due to the uncertainty of the buyers ability to make payments on the note. No gain or loss was associated with this sale.

    Effective September 1, 2000, the Company sold Barrow Medical Center in exchange for approximately $2.2 million in cash, that equated to the value of the hospital's working capital. No gain or loss was associated with this sale.

    For the years ended December 31, 1999 and 2000, the three facilities held for sale had net revenues of $42.6 million and $14.4 million and a loss before income taxes and impairment charges of approximately $3.8 million and $2.3 million, respectively.

    Sale of Springhill Medical Center

    Effective November 17, 2000, the Company sold Springhill Medical Center in Springhill, Louisiana for approximately $5.7 million in cash. There was an immaterial gain associated with the sale.

     Sale of Riverview Medical Center

     Effective August 1, 2000, the Company sold Riverview Medical Center in Gonzales, Louisiana for approximately $20.7 million in cash. The proceeds from the transaction and the Company's available cash were used to pay down bank borrowings. There was no gain or loss associated with the sale.

     Other

     For the years ended December 31, 1999 and 2000, the five facilities that were sold during 2000 had net revenues of $71.1 million and $35.6 million and a loss before income taxes and impairment charges of approximately $9.5 million and $3.6 million, respectively.

     The operating results of all acquisitions and divestitures have been consolidated in the accompanying consolidated statements of operations for the periods subsequent to acquisition and for the periods prior to sale, respectively.

Pro forma Results of Operations

     The following unaudited pro forma results of operations give effect to the operations of the hospitals acquired and sold during the years ended December 31, 1999, 2000 and 2001 as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the acquisitions and divestitures (in millions, except per share data):

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                        ------------
                                              1999          2000          2001
                                            --------      --------      --------
Revenues .............................      $  513.2      $  602.5      $  657.8
                                            ========      ========      ========
Income before extraordinary item .....      $   15.3      $   19.1      $   34.8
                                            ========      ========      ========

Net income ...........................      $   15.3      $   19.1      $   33.2
                                            ========      ========      ========

Basic earnings per share:
  Income before extraordinary item ...      $   0.50      $   0.61      $   0.97
                                            ========      ========      ========
  Net income .........................      $   0.50      $   0.61      $   0.93
                                            ========      ========      ========
Diluted earnings per share:
  Income before extraordinary item ...      $   0.50      $   0.58      $   0.93
                                            ========      ========      ========
  Net income .........................      $   0.50      $   0.58      $   0.89
                                            ========      ========      ========

      The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

                            LIFEPOINT HOSPITALS, INC.

NOTE 5 -- INCOME TAXES

      The provision (benefit) for income taxes for the years ended December 31, 1999, 2000 and 2001, consists of the following (dollars in millions):

                                             1999          2000          2001
                                           --------      --------      --------
Current:
  Federal ............................     $    9.6      $     --      $   21.8
  State ..............................          1.5           1.6           1.4
                                           --------      --------      --------
                                               11.1           1.6          23.2
Deferred:
  Federal ............................        (13.3)         13.5           5.6
  State ..............................         (1.6)         (0.1)         (0.1)
                                           --------      --------      --------
                                              (14.9)         13.4           5.5
Increase in Valuation allowance ......          1.1           0.2           1.4
                                           --------      --------      --------
Total ................................     $   (2.7)     $   15.2      $   30.1
                                           ========      ========      ========

      The increases in the valuation allowance are primarily the result of state net operating loss carryforwards that management believes may not be fully utilized because of the uncertainty regarding the Company's ability to generate taxable income in certain states. Various subsidiaries have state net operating loss carryforwards of approximately $60.3 million (primarily in the states of Florida and Tennessee) with expiration dates through the year 2021.

      The Company generated a federal net operating loss of approximately $8.4 million for the year ended December 31, 2000 which was fully utilized in the year 2001.

      A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate on income (loss) before income taxes for the years ended December 31, 1999, 2000 and 2001, follows:

                                                           1999         2000        2001
                                                          ------       ------      ------
Federal statutory rate ..............................       35.0%        35.0%       35.0%
State income taxes, net of federal income tax benefit       10.6          2.6         3.7
ESOP ................................................         --          4.4         4.8
Non-deductible intangible assets ....................       (3.0)         1.3         0.5
Valuation allowance .................................      (10.8)         0.9         0.4
Other items, net ....................................       (5.1)         1.9         3.0
                                                          ------       ------      ------

Effective income tax rate ...........................       26.7%        46.1%       47.4%
                                                          ======       ======      ======

                            LIFEPOINT HOSPITALS, INC.

      Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows (dollars in millions):

                                                           2000          2001
                                                         --------      --------
Deferred tax liabilities:
  Depreciation and fixed asset basis differences ...     $  (21.7)     $  (34.2)
  Other ............................................         (1.9)         (4.0)
  Prepaid Expenses .................................           --          (2.2)
                                                         --------      --------
    Total deferred tax liabilities .................        (23.6)        (40.4)
                                                         --------      --------
Deferred tax assets:
  Provision for doubtful accounts ..................          6.0          16.9
  Employee compensation ............................          3.0           2.6
  Professional liability ...........................          3.8           6.3
  Other ............................................          5.4           3.7
                                                         --------      --------
    Total deferred tax assets ......................         18.2          29.5
Valuation allowance ................................         (1.3)         (2.7)
                                                         --------      --------
  Net deferred tax assets ..........................         16.9          26.8
                                                         --------      --------
  Net deferred tax assets (liabilities) ............     $   (6.7)     $  (13.6)
                                                         ========      ========

      The balance sheet classification of deferred income tax assets (liabilities) is as follows (dollars in millions):

                                                       2000              2001
                                                     --------          --------
Current ....................................         $    8.5          $    7.4
Long-term ..................................            (15.2)            (21.0)
                                                     --------          --------
  Total ....................................         $   (6.7)         $  (13.6)
                                                     ========          ========

      The Company had a net income tax receivable of $3.3 million and $6.8 million as of December 31, 2000 and 2001, respectively and is included in deferred taxes and other current assets in the accompanying consolidated balance sheets.

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

                            LIFEPOINT HOSPITALS, INC.

NOTE 6 -- LONG-TERM DEBT

      Long-term debt consists of the following (in millions):

                                                               DECEMBER 31,
                                                               ------------
                                                           2000           2001
                                                         --------       --------
    Bank Facilities ...............................      $  139.3       $     --
    Senior Subordinated Notes .....................         150.0          150.0
    Other debt ....................................           0.1             --
                                                         --------       --------
                                                            289.4          150.0
    Less current maturities .......................         (11.1)            --
                                                         --------       --------
                                                         $  278.3       $  150.0
                                                         ========       ========

      Maturities of long-term debt at December 31, 2001 are as follows (in millions):

    2002-2006 ...................................................       $     --
    Thereafter ..................................................          150.0
                                                                        --------
                                                                        $  150.0
                                                                        ========

Bank Credit Agreement

      In March 2001, the Company received approximately $100.4 million in net proceeds from a public offering of 3,680,000 shares of common stock. During 2001, the Company used the proceeds, along with available cash, to repay the $139.3 million in borrowings outstanding under its existing bank credit agreement.

      In June 2001, the Company completed a $200 million, five-year amended and restated credit agreement (the "2001 Agreement") with a syndicate of lenders, which increased its available credit under the revolving credit agreement from $65 million to $200 million. As of December 31, 2001, the Company had a $3.0 million letter of credit which reduced the amount available under the 2001 Agreement to $197.0 million.

      The applicable interest rate under the 2001 Agreement is based on either LIBOR plus a margin ranging from 1.25% to 2.25% or prime plus a margin ranging from 0% to 0.5% both depending on the Company's consolidated total debt to consolidated EBITDA ratio for the most recent four quarters. The Company also pays a commitment fee ranging from 0.3% to 0.5% of the average daily unused balance. The applicable commitment fee rate is based on the Company's consolidated total debt to consolidated EBITDA ratio for the most recent four quarters. The interest rate under the 2001 Agreement was 3.13% at December 31, 2001.

      Obligations under the 2001 Agreement are guaranteed by all of the Company's current and future subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries and the stock of the Company's subsidiaries. The 2001 Agreement requires that the Company comply with various financial ratios and tests and contains covenants, including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends, for which the Company is in compliance as of December 31, 2001.

                           LIFEPOINT HOSPITALS, INC.

Senior Subordinated Notes

         On May 11, 1999, the Company assumed from HCA $150 million in Senior Subordinated Notes maturing on May 15, 2009 and bearing interest at 10.75%. In November 1999, in a registered exchange offer, the Company issued a like aggregate principal amount of notes in exchange for these notes (the "Notes"). Interest is payable semi-annually on May 15 and November 15. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

         The Company may redeem the Notes, in whole or in part, at any time on or after May 15, 2004 at redemption prices ranging from 105.375% to 100.0%, plus accrued and unpaid interest. Additionally, at any time prior to May 15, 2002, the Company may redeem up to 35% of the principal amount of the Notes with the net cash proceeds of one or more sales of its capital stock at a redemption price of 110.75% plus accrued and unpaid interest to the redemption date; provided that at least 65% of the aggregate principal amount of the notes originally issued remains outstanding after such redemption and the redemption occurs within 60 days of closing of such sale of capital stock.

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

         At December 31, 2001, all but one of the Subsidiary Guarantors were wholly owned and fully and unconditionally guaranteed the Notes. Separate financial statements and other disclosures of the wholly owned Subsidiary Guarantors are not presented because management believes that such separate financial statements and disclosures would not provide additional material information to investors. The Company's only non-wholly owned Subsidiary, Dodge City Healthcare Group, L.P. is consolidated and all of its assets, liabilities, equity and earnings of this entity fully and unconditionally, jointly and severally guarantee the Notes. The Company owns approximately 70% of the partnership interests in this mostly owned Subsidiary Guarantor.

Deferred Loan Costs

         The Company incurred loan costs of approximately $10.7 million, $0.8 million and $1.9 million during 1999, 2000 and 2001, respectively. The Company capitalized such costs and is amortizing these costs to interest expense over the terms of the related debt (5 years for the 2001 Agreement and 10 years for the Notes). The interest expense related to deferred loan cost amortization was approximately $0.9 million, $1.6 million and $1.2 million during 1999, 2000 and 2001, respectively. Upon consummation of the 2001 Agreement, the Company wrote off $2.6 million of net deferred loan costs related to its original credit agreement, which resulted in an extraordinary charge of $1.6 million, net of a tax benefit of $1.0 million.

                           LIFEPOINT HOSPITALS, INC.

NOTE 7 -- STOCKHOLDERS' EQUITY

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

         In March 2001, the Company completed its public offering of 3,680,00 shares of common stock at an offering price of $29.00 per share. The net proceeds from the offering of approximately $100.4 million were used to reduce debt.

ESOP Compensation

         In connection with the Distribution, the Company established the ESOP, a defined contribution retirement plan which covers substantially all employees. The ESOP purchased from the Company approximately 8.3% of the Company's Common Stock at fair market value (approximately 2.8 million shares at $11.50 per share). The purchase was primarily financed by the ESOP issuing a promissory note to the Company, which will be repaid annually in equal installments over a 10-year period beginning December 31, 1999. The Company makes contributions to the ESOP which the ESOP uses to repay the loan. The Company's stock acquired by the ESOP is held in a suspense account and will be allocated to participants at market value from the suspense account as the loan is repaid.

         The loan to the ESOP is recorded as unearned ESOP compensation in the accompanying consolidated balance sheets. Reductions are made to unearned ESOP compensation as shares are committed to be released to participants at cost. Shares are deemed to be committed to be released ratably during each period as the employees perform services. Shares are allocated ratably to employee accounts over a period of 10 years (1999 through 2008). ESOP expense is recognized using the average market price of shares committed to be released to participants during the accounting period with any difference between the average market price and the cost being charged or credited to capital in excess of par value. As the shares are committed to be released, the shares become outstanding for earnings per share calculations. The non-cash ESOP expense was $2.9 million, $7.1 million and $10.4 million for the years ended December 31, 1999, 2000 and 2001, respectively. The ESOP expense tax deduction is fixed at $3.2 million per year.

                           LIFEPOINT HOSPITALS, INC.

         The ESOP shares as of December 31, 2001 were as follows:

     Allocated shares                                                                                   663,010
     Shares committed to be released                                                                    176,006
     Unreleased shares                                                                                1,957,703
                                                                                                ---------------
               Total ESOP shares                                                                      2,796,719
                                                                                                ===============
     Fair value of unreleased shares                                                            $  66.6 million
                                                                                                ===============

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

Executive Stock Purchase Plan

         The Company adopted the Executive Stock Purchase Plan in 1999, in which 1,000,000 shares of the Company's Common Stock were reserved and subsequently issued. The Executive Stock Purchase Plan grants a right to specified executives of the Company to purchase shares of Common Stock from the Company. The Company loaned each participant in the plan 100% of the purchase price of the Company's Common Stock at the fair value based on the date of purchase (approximately $10.2 million), on a full recourse basis at interest rates ranging from 5.2% to 5.3%. The loans are reflected as notes receivable for shares sold to employees in the accompanying consolidated statements of stockholders' equity. As of December 31, 2001, approximately $4.5 million of such loans have been paid under the Executive Stock Purchase Plan.

Management Stock Purchase Plan

         In addition, the Company has a Management Stock Purchase Plan which provides to certain designated employees an opportunity to purchase restricted shares of its Common Stock at a discount through payroll deductions over six month intervals. Shares of Common Stock reserved for this plan were 250,000 at December 31, 2001. Approximately 79,000 and 21,000 restricted shares were issued to employees during the years ended December 31, 2000 and 2001, respectively, under this plan. Such shares are subject to a three year vesting period.

Stock Options

    1998 Long-Term Incentive Plan

         In connection with the Distribution, the Company adopted the 1998 Long-Term Incentive Plan, for which 5,425,000 shares of the Company's Common Stock have been reserved for issuance. An amendment to the 1998 Long-Term Incentive Plan providing for an increase in the number of shares of common stock available for issuance from 5,425,000 to 7,125,000 was approved by the Company's stockholders in May 2001. The 1998 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of the Company. On the Distribution Date, approximately 591,900 stock options were granted under this plan, relating to pre-existing vested HCA options. These options were granted at various prices, were exercisable on the date of grant, and expire at various dates not to exceed 10 years. Options to purchase an additional 3,490,000, 260,700 and 1,133,300 shares were granted to the Company's employees during the years ended December 31, 1999, 2000 and 2001, respectively, under this plan with an exercise price of the fair market value on the date of grant. These options are exercisable beginning in part from the date of grant to five years after the date of grant. All options granted under this plan expire in 10 years from the date of grant.

         The Company also granted 340,000 options to HCA executives in 1999 with an exercise price of the fair market value on the date of grant. These options were exercisable on the date of grant and HCA paid the Company $1.6 million in exchange for the issuance of these options, based on a Black-Scholes Valuation Model. The payment received from HCA was accounted for as a reduction of compensation expense otherwise recorded upon issuance of the options.

         In addition, the Company granted an option to purchase 50,000 shares of the Company's Common Stock to The LifePoint Community Foundation in 1999. The exercise price of the stock option was equal to the fair value on the date of grant.

                           LIFEPOINT HOSPITALS, INC.

    Outside Directors Plan

         The Company also adopted an Outside Directors Plan for which 175,000 shares of the Company's Common Stock have been reserved for issuance. Approximately 20,000, 37,700 and 12,500 options were granted under such plan to non-employee directors during the years ended December 31, 1999, 2000 and 2001, respectively. These options are exercisable beginning in part from the date of grant to three years after the date of grant and expire 10 years after grant.

    Summary

         Presented below is a summary of stock option activity for 1999, 2000 and 2001:

                                                                 STOCK       OPTION PRICE   WEIGHTED AVERAGE
                                                                OPTIONS        PER SHARE     EXERCISE PRICE
                                                               ---------     ------------    --------------
Balances, December 31, 1998..........................                --      $       --      $       --
  Conversion of HCA options..........................            591,900       0.07-18.38         12.12
  Granted............................................          3,900,000       7.63-12.00         10.62
  Exercised..........................................             (9,300)      0.18-12.33          9.01
  Cancelled..........................................            (71,200)      0.18-18.38         12.63
                                                               ---------     ------------    ----------
Balances, December 31, 1999..........................          4,411,400       0.07-18.38         10.79
  Granted............................................            298,400      17.25-39.69         22.06
  Exercised..........................................         (1,268,800)      0.07-18.38         10.80
  Cancelled..........................................           (101,300)      0.18-19.88         12.75
                                                               ---------     ------------    ----------
Balances, December 31, 2000..........................          3,339,700       0.07-39.69         11.73
  Granted............................................          1,145,800      31.39-46.19         37.58
  Exercised..........................................           (873,800)      0.18-37.13         13.96
  Cancelled..........................................           (172,600)      0.18-39.69         20.62
                                                               ---------     ------------    ----------
Balances, December 31, 2001..........................          3,439,100       0.07-46.19         19.33
                                                               =========     ============    ==========

         At December 31, 2001, there were approximately 1,709,000 options available for grant.

         The following table summarizes information regarding the options outstanding at December 31, 2001:

                                                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                          ------------------------------------    -----------------------
                                                          WEIGHTED
                                                          AVERAGE     WEIGHTED       NUMBER      WEIGHTED
                                            NUMBER       REMAINING    AVERAGE     EXERCISABLE    AVERAGE
       RANGE OF                           OUTSTANDING   CONTRACTUAL   EXERCISE         AT        EXERCISE
    EXERCISE PRICES                       AT 12/31/01      LIFE        PRICE       12/31/01       PRICE
 ----------------------                   -----------   -----------   --------    -----------    --------
 $  0.07   to   $  8.76                       63,100          1        $ 4.26         63,100      $ 4.26
    5.56   to     10.99                        5,500          2          7.61          5,500        7.61
          11.87                               54,300          3         11.87         54,300       11.87
   12.22   to     14.98                       58,200          4         12.48         58,200       12.48
   14.16   to     17.73                       84,000          5         16.08         84,000       16.08
   17.11   to     18.38                       22,800          6         18.35         22,800       18.35
          15.64                                1,400          7         15.64          1,400       15.64
    7.63   to     12.00                    1,946,100          8         10.55      1,017,700       10.47
   17.25   to     39.69                      174,400          9         21.42         64,500       23.99
   31.39   to     46.19                    1,029,300         10         37.63            --          --
                                          -----------   -----------   --------    ----------      ------
                                           3,439,100                               1,371,500
                                          ===========                             ==========

         If the Company had measured compensation cost for the stock options granted during 1999, 2000 and 2001 under the fair value based method prescribed by SFAS No. 123, the net income (loss) would have been changed to the pro forma amounts set forth below (dollars in millions, except per share amounts):

                                                                                             1999      2000     2001
                                                                                             ----      ----     ----
    Net income (loss):
      As reported ..............................................................         $   (7.4)  $  17.9  $  33.3
      Pro forma ................................................................             (8.1)     16.6     28.8

    Basic earnings (loss) per share:

      As reported ..............................................................         $  (0.24)  $  0.57  $  0.93
      Pro forma ................................................................            (0.26)     0.52     0.81

    Diluted earnings (loss) per share:

      As reported ..............................................................         $  (0.24)  $  0.54  $  0.90
      Pro forma ................................................................            (0.26)     0.50     0.78

         The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

                           LIFEPOINT HOSPITALS, INC.

         The per share weighted-average fair value of stock options granted (including conversion of HCA options in 1999) during 1999, 2000 and 2001 was $3.73, $9.22 and $15.25, respectively, on the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

                                                                                             1999     2000     2001
                                                                                             ----     ----     ----
     Risk free interest rate ...................................................             5.90%     6.16%   4.51%
     Expected life, in years ...................................................             4.7       3.8     4.0
     Expected volatility .......................................................            35.0%     45.0%   45.0%

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Significant Legal Proceedings

         Various lawsuits, claims and legal proceedings have been and are expected to be instituted or asserted against HCA and the Company, including those relating to shareholder derivative and class action complaints; purported class action lawsuits filed by patients and payors alleging, in general, improper and fraudulent billing, coding and physician referrals, as well as other violations of law; certain qui tam or "whistleblower" actions alleging, in general, unlawful claims for reimbursement or unlawful payments to physicians for the referral of patients, as well as other violations and litigation matters. While the amounts claimed may be substantial, the ultimate liability cannot be determined or reasonably estimated at this time due to the considerable uncertainties that exist. Therefore, it is possible that the Company's results of operations, financial position and liquidity in a particular period could be materially, adversely affected upon the resolution of certain of these contingencies.

         On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company's hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act (the "ADA"). The lawsuit, filed in the United States District Court for the Eastern District of Tennessee, seeks injunctive relief requiring facility modification, where necessary, to meet the Americans with Disabilities Act guidelines, along with attorneys fees and costs. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company intends to vigorously defend the lawsuit, recognizing the Company's obligation to correct any deficiencies in order to comply with the ADA.

                           LIFEPOINT HOSPITALS, INC.

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

General Liability Claims

         The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts, for wrongful restriction of, or interference with physicians' staff privileges and employment related claims. In certain of these actions, plaintiffs request punitive or other damages against the Company which may not be covered by insurance. The Company is currently not a party to any proceeding which, in management's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations.

Physician Commitments

         The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company has committed to advance amounts of approximately $10.9 million at December 31, 2001. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician's private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven prorata over a period of 48 months contingent upon the physician continuing to practice in the respective community.

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

Leases

         The Company leases real estate properties, buildings and equipment under cancelable and non-cancelable leases. Rental expense for the years ended December 31, 1999, 2000 and 2001 was $7.0 million, $7.1 million and $6.9 million, respectively.

         Future minimum operating lease payments are as follows at December 31, 2001 (in millions):

       2002 .......................................  $ 3.9
       2003 .......................................    2.9
       2004 .......................................    2.4
       2005 .......................................    1.4
       2006 .......................................    1.1
       Thereafter .................................    3.6
                                                     -----
          Total minimum payments ..................  $15.3
                                                     =====


NOTE 9 -- OTHER CURRENT LIABILITIES

         A summary of other current liabilities as of December 31 is as follows (in millions):

                                                                                              2000      2001
                                                                                            -------   -------
    Employee benefit plan ............................................................      $   3.2   $   1.0
    Accrued interest related to long-term debt .......................................          2.6       2.0
    Taxes, other than income .........................................................          0.3       0.4
    Other ............................................................................          5.0       7.3
                                                                                            -------   -------
                                                                                            $  11.1   $  10.7
                                                                                            =======   =======

NOTE 10 -- EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in millions, except per share amounts):

                                                                                       1999              2000            2001
                                                                                       ----              ----            ----
Numerator (a):
  Income (loss) before extraordinary item ..................................          $ (7.4)          $ 17.9          $ 34.9
  Extraordinary loss on early retirement of debt, net of tax benefit of
     $1.0 ..................................................................              --               --           ( 1.6)
                                                                                      ------           ------          ------
  Net Income (loss) ........................................................          $ (7.4)          $ 17.9          $ 33.3
                                                                                      ======           ======          ======
Denominator:
  Share reconciliation:
  Shares used for basic earnings (loss) per share ..........................            30.5             31.6            35.7
     Effect of dilutive securities (b):
       Stock options and other .............................................              --              1.3             1.4
                                                                                      ------           ------          ------
  Shares used for diluted earnings (loss) per share ........................            30.5             32.9            37.1
                                                                                      ======           ======          ======
Basic earnings (loss) per share:
  Income (loss) before extraordinary item ..................................          $(0.24)          $ 0.57          $ 0.97
  Extraordinary loss on early retirement of debt ...........................              --               --           (0.04)
                                                                                      ------           ------          ------
  Net income (loss) ........................................................          $(0.24)          $ 0.57          $ 0.93
                                                                                      ======           ======          ======
Diluted earnings (loss) per share:
  Income (loss) before extraordinary item ..................................          $(0.24)          $ 0.54          $ 0.94
  Extraordinary loss on early retirement of debt ...........................              --               --           (0.04)
                                                                                      ------           ------          ------
  Net income (loss) ........................................................          $(0.24)          $ 0.54          $ 0.90
                                                                                      ======           ======          ======

----------

(a) Amount is used for both basic and diluted earnings (loss) per share computations since there is no earnings effect related to the dilutive securities.

(b) The dilutive effect of approximately 0.1 million shares, related to stock options, for the year ended December 31, 1999, was not included in the computation of diluted loss per share because to do so would have been antidilutive for that period.

NOTE 11 -- UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The quarterly interim financial information shown below has been prepared by the Company's management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

                                                                  2000
                                    -------------------------------------------------------------
                                     FIRST            SECOND             THIRD             FOURTH
                                    -------          -------          ---------           -------
Revenues .................          $ 136.0          $ 133.3          $ 145.3             $ 142.5
Net income ...............              4.0              3.7              4.8(a)              5.4
Basic earnings per share .             0.13             0.12             0.15(a)             0.17
Diluted earnings per share             0.13             0.11             0.14(a)             0.16

                                                                  2001
                                    ----------------------------------------------------------------
                                      FIRST               SECOND              THIRD           FOURTH
                                    ----------          ----------          -------          -------
Revenues .................          $ 154.3             $ 151.6             $ 149.2          $ 164.3
Net income ...............              8.6(b)              6.9(c)              7.5             10.3
Basic earnings per share .             0.26(b)             0.19(c)             0.20             0.28
Diluted earnings per share             0.25(b)             0.18(c)             0.20             0.27


----------

(a) During the third quarter of 2000, the Company recorded a $1.4 million pretax gain ($0.8 million after tax) related to a previously impaired asset.

(b) During the first quarter of 2001, the Company recorded a $0.5 million pretax gain ($0.3 million after tax) related to a previously impaired asset.

(c) During the second quarter of 2001, the Company incurred a $2.6 million extraordinary charge ($1.6 million after tax benefit) related to the write off of deferred loan costs in connection with the Company's amended and restated credit agreement.

                           LIFEPOINT HOSPITALS, INC.

NOTE 12 -- FINANCIAL INFORMATION FOR THE COMPANY AND ITS SUBSIDIARIES

         The Company conducts substantially all of its business through its subsidiaries. Presented below is summarized condensed consolidating financial information for the Company and its subsidiaries as of December 31, 2000 and 2001, and for the years ended December 31, 1999, 2000 and 2001, segregating the parent company, the issuer of the Notes (LifePoint Hospitals Holdings, Inc.), the combined wholly owned Subsidiary Guarantors, the mostly owned Subsidiary Guarantor and eliminations.


                            LIFEPOINT HOSPITALS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                  (IN MILLIONS)

                                                                  WHOLLY OWNED  MOSTLY OWNED
                                                       ISSUER OF   SUBSIDIARY    SUBSIDIARY               CONSOLIDATED
                                            PARENT       NOTES     GUARANTORS    GUARANTOR   ELIMINATIONS    TOTAL
                                            ------       -----     ----------    ---------   ------------    -----
Revenues ...............................   $   --       $   --        $482.5     $ 32.7       $   --        $515.2

Salaries and benefits ..................       --           --         206.2       11.2           --         217.4
Supplies ...............................       --           --          60.0        4.2           --          64.2
Other operating expenses ...............      0.2           --         112.3        4.8           --         117.3
Provision for doubtful accounts ........       --           --          35.4        2.8           --          38.2
Depreciation and amortization ..........       --           --          29.7        1.7           --          31.4
Interest expense .......................       --         17.7           5.1        0.6           --          23.4
Management fees ........................       --           --           2.5        0.7           --           3.2
ESOP expense ...........................       --           --           2.9         --           --           2.9
Impairment of long-lived assets ........       --           --          25.4         --           --          25.4
Equity in earnings of affiliates .......      7.3         (7.0)           --         --         (0.3)           --
                                           -------      ------        ------     ------       ------        ------
                                              7.5         10.7         479.5       26.0         (0.3)        523.4
                                           -------      ------        ------     ------       ------        ------
Income (loss) before minority
  interests and income taxes ...........     (7.5)       (10.7)          3.0        6.7          0.3          (8.2)
Minority interests in earnings
  of consolidated entities .............       --          1.9            --         --           --           1.9
                                           -------      ------        ------     ------       ------        ------
Income (loss) before income taxes ......     (7.5)       (12.6)          3.0        6.7          0.3         (10.1)
Provision (benefit) for income taxes ...     (0.1)        (5.3)          2.7         --           --          (2.7)
                                           -------      ------        ------     ------       ------        ------
     Net income (loss) .................   $ (7.4)      $ (7.3)       $  0.3     $  6.7       $  0.3        $ (7.4)
                                           =======      ======        ======     ======       ======        ======

                           LIFEPOINT HOSPITALS, INC.

                            LIFEPOINT HOSPITALS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                  (IN MILLIONS)

                                                                      WHOLLY OWNED   MOSTLY OWNED
                                                          ISSUER OF    SUBSIDIARY     SUBSIDIARY                 CONSOLIDATED
                                              PARENT        NOTES      GUARANTORS      GUARANTOR   ELIMINATIONS     TOTAL
                                              ------      -------     ---------        ------        ------      ---------
Revenues ...............................      $   --       $   --        $524.9        $ 32.2        $   --          $557.1

Salaries and benefits ..................          --           --         213.9          10.3            --           224.2
Supplies ...............................          --           --          62.8           4.2            --            67.0
Other operating expenses ...............          --           --         113.1           5.0            --           118.1
Provision for doubtful accounts ........          --           --          39.4           2.6            --            42.0
Depreciation and amortization ..........          --           --          32.4           1.7            --            34.1
Interest expense .......................          --         30.9          (0.5)          0.3            --            30.7
Management fees ........................          --           --          (0.6)          0.6            --              --
ESOP expense ...........................          --           --           6.8           0.3            --             7.1
Gain on previously impaired assets .....          --           --          (1.4)           --            --            (1.4)
Equity in earnings of affiliates .......       (17.9)       (38.8)           --            --          56.7              --
                                              ------      -------     ---------        ------        ------       ---------
                                               (17.9)        (7.9)        465.9          25.0          56.7           521.8
                                              ------      -------     ---------        ------        ------       ---------
Income (loss) before minority interests
  and income taxes .....................        17.9          7.9          59.0           7.2         (56.7)           35.3

Minority interests in earnings of
  consolidated entities ................          --          2.2            --            --            --             2.2
                                              ------      -------     ---------        ------        ------       ---------
Income (loss) before income taxes ......        17.9          5.7          59.0           7.2         (56.7)           33.1
Provision (benefit) for income taxes ...          --        (12.2)         27.4            --            --            15.2
                                              ------      -------     ---------        ------        ------       ---------
     Net income (loss) .................      $ 17.9       $ 17.9        $ 31.6        $  7.2        $(56.7)         $ 17.9
                                              ======      =======     =========        ======        ======       =========

                           LIFEPOINT HOSPITALS, INC.

                            LIFEPOINT HOSPITALS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                  (IN MILLIONS)

                                                                       WHOLLY OWNED   MOSTLY OWNED
                                                            ISSUER OF   SUBSIDIARY     SUBSIDIARY                   CONSOLIDATED
                                                 PARENT       NOTES     GUARANTORS      GUARANTOR    ELIMINATIONS     TOTAL
                                                 ------       -----     ----------      ---------    ------------     -----
Revenues ...............................        $   --       $   --        $587.0        $ 32.4       $   --          $619.4

Salaries and benefits ..................            --           --         233.0          10.2           --           243.2
Supplies ...............................            --           --          73.9           4.3           --            78.2
Other operating expenses ...............            --           --         116.3           4.5           --           120.8
Provision for doubtful accounts ........            --           --          43.9           1.9           --            45.8
Depreciation and amortization ..........            --           --          33.0           1.7           --            34.7
Interest expense, net ..................            --         12.2           6.1          (0.2)          --            18.1
Management fees ........................            --           --          (0.6)          0.6           --              --
ESOP expense ...........................            --           --           9.9           0.5           --            10.4
Gain on previously impaired assets .....            --           --          (0.5)           --           --            (0.5)
Equity in earnings of affiliates .......         (33.3)       (47.0)           --            --         80.3              --
                                                ------       ------     ---------       -------      -------           -----
                                                 (33.3)       (34.8)        515.0          23.5         80.3           550.7
                                                ------       ------     ---------       -------      -------           -----
Income (loss) before minority interests,
  income taxes and extraordinary item ..          33.3         34.8          72.0           8.9        (80.3)           68.7
Minority interests in earnings of
  consolidated entities ................            --          2.7            --            --           --             2.7
                                                ------       ------     ---------       -------      -------           -----
Income (loss) before income taxes and
  extraordinary item....................          33.3         32.1          72.0           8.9        (80.3)           66.0
Provision (benefit) for income taxes ...            --         (2.8)         33.9            --           --            31.1
                                                ------       ------     ---------       -------      -------           -----
Income (loss) before extraordinary item .         33.3         34.9          38.1           8.9        (80.3)           34.9
Extraordinary loss on early retirement of
  debt, net ............................            --          1.6            --            --           --             1.6
                                                ------       ------     ---------       -------      -------          ------
     Net income (loss) .................        $ 33.3       $ 33.3        $ 38.1        $  8.9       $(80.3)         $ 33.3
                                                ======       ======     =========       =======      =======          ======

                           LIFEPOINT HOSPITALS, INC.

                            LIFEPOINT HOSPITALS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                  (IN MILLIONS)

                                                                        WHOLLY OWNED     MOSTLY OWNED
                                                           ISSUER OF     SUBSIDIARY       SUBSIDIARY                    CONSOLIDATED
                                               PARENT        NOTES       GUARANTORS       GUARANTOR       ELIMINATIONS      TOTAL
                                               ------        -----       ----------       ---------       ------------      -----
            ASSETS
Current assets:
  Cash and cash equivalents ............       $   --       $   --        $   39.7         $   --           $   --        $   39.7
  Accounts receivable, net .............           --           --            44.7              5.3             --            50.0
  Inventories ..........................           --           --            12.9              1.0             --            13.9
  Deferred taxes and other current assets          --           --            22.1              0.1             --            22.2
                                               --------     --------      --------         --------         --------      --------
                                                   --           --           119.4              6.4             --           125.8
Property and equipment:
  Land .................................           --           --             8.4              0.3             --             8.7
  Buildings and improvements ...........           --           --           227.0              9.9             --           236.9
  Equipment ............................           --           --           234.4             10.5             --           244.9
  Construction in progress .............           --           --             9.4             --               --             9.4
                                               --------     --------      --------         --------         --------      --------
                                                   --           --           479.2             20.7             --           499.9
Accumulated depreciation ...............           --           --          (170.9)           (12.5)            --          (183.4)
                                               --------     --------      --------         --------         --------      --------
                                                   --           --           308.3              8.2             --           316.5
Net investment in and advances to
  subsidiaries .........................          128.4        401.5          --               --             (529.9)         --
Deferred loan costs, net ...............           --            9.0          --               --               --             9.0
Goodwill, net ..........................           --           --            34.5             10.2             --            44.7
Other ..................................           --            0.1           0.2             --               --             0.3
                                               --------     --------      --------         --------         --------      --------
                                               $  128.4     $  410.6      $  462.4         $   24.8         $ (529.9)     $  496.3
                                               ========     ========      ========         ========         ========      ========
        LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable .....................       $   --       $   --        $   15.6         $    0.5         $   --        $   16.1
  Accrued salaries .....................           --           --            13.8             --               --            13.8
  Other current liabilities ............           --            2.6           8.2              0.3             --            11.1
  Estimated third-party payor
    settlements ........................           --           --             8.3             --               --             8.3
  Current maturities of long-term debt .           --           11.0           0.1             --               --            11.1
                                               --------     --------      --------         --------         --------      --------
                                                   --           13.6          46.0              0.8             --            60.4

Intercompany balances to affiliates ....           --          (14.3)          6.4              7.9             --            --
Long-term debt .........................           --          278.3          --               --               --           278.3
Deferred taxes .........................           --           --            15.2             --               --            15.2
Professional liability risks
  and other liabilities ................           --           --             9.4             --               --             9.4
Minority interests in equity
  of consolidated entities .............           --            4.6          --               --               --             4.6
Stockholders' equity ...................          128.4        128.4         385.4             16.1           (529.9)        128.4
                                               --------     --------      --------         --------         --------      --------
                                               $  128.4     $  410.6      $  462.4         $   24.8         $ (529.9)     $  496.3
                                               ========     ========      ========         ========         ========      ========

                           LIFEPOINT HOSPITALS, INC.

                            LIFEPOINT HOSPITALS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                  (IN MILLIONS)

                                                                        WHOLLY OWNED     MOSTLY OWNED
                                                           ISSUER OF     SUBSIDIARY       SUBSIDIARY                    CONSOLIDATED
                                               PARENT        NOTES       GUARANTORS       GUARANTOR       ELIMINATIONS      TOTAL
                                               ------        -----       ----------       ---------       ------------      -----
                   ASSETS
Current assets:
  Cash and cash equivalents ............       $   --      $   --          $ 57.2           $   --           $   --        $ 57.2
  Accounts receivable, net .............           --          --            51.7              5.0               --          56.7
  Inventories ..........................           --          --            15.3              1.0               --          16.3
  Deferred taxes and other current assets          --          --            18.6              0.1               --          18.7
                                               ------      ------        --------           ------           ------        ------
                                                   --          --           142.8              6.1               --         148.9
Property and equipment:
  Land .................................           --          --            10.4              0.3               --          10.7
  Buildings and improvements ...........           --          --           252.1              9.9               --         262.0
  Equipment ............................           --          --           252.4             11.0               --         263.4
  Construction in progress .............           --          --             7.2               --               --           7.2
                                               ------      ------        --------           ------           ------        ------
                                                   --          --           522.1             21.2               --         543.3
Accumulated depreciation ...............           --          --          (191.6)           (13.3)              --        (204.9)
                                               ------      ------        --------           ------           ------        ------
                                                   --          --           330.5              7.9               --         338.4
  Net investment in and advances to
    subsidiaries .......................        295.0       480.9              --               --           (775.9)           --
  Deferred loan costs, net .............           --         7.1              --               --               --           7.1
  Goodwill, net ........................           --          --            37.2              9.9               --          47.1
  Other ................................           --          --            12.8               --               --          12.8
                                               ------      ------        --------           ------           ------        ------
                                               $295.0      $488.0          $523.3           $ 23.9          $(775.9)       $554.3
                                               ======      ======        ========           ======           ======        ======
       LIABILITIES AND EQUITY

Current liabilities:
  Accounts payable .....................       $   --      $   --          $ 18.3           $  0.7           $   --        $ 19.0
  Accrued salaries .....................           --          --            18.6               --               --          18.6
  Other current liabilities ............           --         2.0             8.4              0.3               --          10.7
  Estimated third-party payor settlements          --          --            17.8              0.1               --          17.9
                                               ------      ------        --------           ------           ------        ------
                                                   --         2.0            63.1              1.1               --          66.2

Intercompany balances to affiliates ....           --        35.8           (39.7)             3.9               --            --
Long-term debt .........................           --       150.0              --               --               --         150.0
Deferred taxes .........................           --          --            21.0               --               --          21.0
Professional liability risks
  and other liabilities ................           --          --            16.9               --               --          16.9
Minority interests in equity
  of consolidated entities .............           --         5.2              --               --               --           5.2
Stockholders' equity ...................        295.0       295.0           462.0             18.9           (775.9)        295.0
                                               ------      ------        --------           ------           ------        ------
                                               $295.0      $488.0          $523.3           $ 23.9          $(775.9)       $554.3
                                               ======      ======        ========           ======           ======        ======

                           LIFEPOINT HOSPITALS, INC.

                            LIFEPOINT HOSPITALS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                  (IN MILLIONS)

                                                                        WHOLLY OWNED     MOSTLY OWNED
                                                           ISSUER OF     SUBSIDIARY       SUBSIDIARY                    CONSOLIDATED
                                               PARENT        NOTES       GUARANTORS       GUARANTOR       ELIMINATIONS      TOTAL
                                               ------        -----       ----------       ---------       ------------      -----
Cash flows from operating activities:

  Net income (loss) ....................        $(7.4)         $(7.3)          $ 0.3           $ 6.7          $ 0.3          $(7.4)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    ESOP expense .......................           --             --             2.9              --             --            2.9
    Equity in earnings of affiliates ...          7.3           (7.0)             --              --           (0.3)            --
    Depreciation and amortization ......           --             --            29.7             1.7             --           31.4
    Minority interests in earnings of
      consolidated entities ............           --            1.9              --              --             --            1.9

    Deferred income taxes (benefit).....           --             --           (13.8)             --             --          (13.8)
    Reserve for professional liability risk        --             --             3.4              --             --            3.4
    Impairment of long-lived assets ....           --             --            25.4              --             --           25.4
    Increase (decrease) in cash from
      operating assets and liabilities:
         Accounts receivable ...........           --             --             6.7             0.5             --            7.2
         Inventories and other current assets      --             --            (0.8)           (0.3)            --           (1.1)
         Accounts payable and accrued expenses     --           17.7           (10.3)           (0.3)            --            7.1
         Income taxes payable ..........           --             --            (0.3)             --             --           (0.3)
         Estimated third-party payor
           settlements .................           --             --             1.2              --             --            1.2
    Other ..............................          0.1            1.8            (0.5)             --             --            1.4
                                               ------         ------        --------          ------         ------         ------
         Net cash provided by operating
         activities ....................           --            7.1            43.9             8.3             --           59.3

Cash flows from investing activities:

  Purchases of property and equipment, net         --             --           (63.6)           (1.2)            --          (64.8)
  Other ................................           --             --            (4.0)             --             --           (4.0)
                                               ------         ------        --------          ------         ------         ------
         Net cash used in investing activities     --             --           (67.6)           (1.2)            --          (68.8)

Cash flows from financing activities:
  Distributions ........................           --             --             6.0            (6.0)            --             --
  Increase (decrease) in intercompany
    balances with affiliates, net ......           --           (7.1)            7.9            (0.8)            --             --
  Increase (decrease) in intercompany
      balances with HCA, net ...........           --             --            22.4              --             --           22.4
  Other ................................           --             --            (0.1)           (0.3)            --           (0.4)
                                               ------         ------        --------          ------         ------         ------
         Net cash (used in) provided by
           financing activities ........           --           (7.1)           36.2            (7.1)            --           22.0
                                               ------         ------        --------          ------         ------         ------
Change in cash and cash equivalents ....           --             --            12.5              --             --           12.5
Cash and cash equivalents at beginning
  of year ..............................           --             --              --              --             --             --
                                               ------         ------        --------          ------         ------         ------
Cash and cash equivalents at end of  year       $  --          $  --           $12.5           $  --          $  --          $12.5
                                               ======         ======        ========          ======         ======         ======

                           LIFEPOINT HOSPITALS, INC.

                            LIFEPOINT HOSPITALS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                  (IN MILLIONS)

                                                                        WHOLLY OWNED     MOSTLY OWNED
                                                           ISSUER OF     SUBSIDIARY       SUBSIDIARY                    CONSOLIDATED
                                                 PARENT      NOTES       GUARANTORS       GUARANTOR       ELIMINATIONS      TOTAL
                                                 ------      -----       ----------       ---------       ------------      -----
Cash flows from operating activities:

  Net income (loss) ...........................  $17.9        $17.9         $31.6           $ 7.2          $(56.7)         $17.9
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    ESOP expense ..............................     --           --           6.8             0.3             --             7.1
    Equity in earnings of  affiliates .........  (17.9)       (38.8)           --              --           56.7              --
    Depreciation and amortization .............     --           --          32.4             1.7             --            34.1
    Minority interests in earnings of
      consolidated entities ...................     --          2.2            --              --             --             2.2
    Deferred income taxes (benefit) ...........     --           --          13.6              --             --            13.6
    Reserve for professional liability risk ...     --           --           5.4              --             --             5.4
    Gain on previously impaired assets ........     --           --          (1.4)             --             --            (1.4)
    Tax benefit from stock option exercises ...     --           --           6.4              --             --             6.4
    Increase (decrease) in cash from
      operating assets and
      liabilities, net of effects from
      acquisitions and divestitures:
         Accounts receivable ..................     --           --           2.1              --             --             2.1
         Inventories and other current assets .     --           --          (1.9)            0.2             --            (1.7)
         Accounts payable and accrued expenses      --          0.1         (11.4)           (0.1)            --           (11.4)
         Income taxes payable .................     --           --          (0.2)             --             --            (0.2)
         Estimated third-party payor settlements    --           --           7.1              --             --             7.1
    Other .....................................     --          0.5           1.7              --             --             2.2
                                                ------        -----        ------            ----          ------          -----
         Net cash (used in) provided
           by operating activities ............     --        (18.1)         92.2             9.3             --            83.4

Cash flows from investing activities:
  Purchases of property and equipment, net ....     --           --         (31.1)           (0.3)            --           (31.4)
  Purchases of facilities, net of cash acquired     --           --         (82.4)             --             --           (82.4)
  Proceeds from sale of facilities ............     --           --          30.0              --             --            30.0
  Other .......................................     --         (2.0)         (6.0)             --             --            (8.0)
                                                ------        -----        ------            ----          ------          -----
         Net cash used in investing
           activities .........................     --         (2.0)        (89.5)           (0.3)            --           (91.8)

Cash flows from financing activities:

  Proceeds from bank debt borrowings ..........     --         65.0            --              --             --            65.0
  Repayments of bank debt .....................     --        (35.7)           --              --             --           (35.7)
  Distributions ...............................     --           --           6.6            (6.6)            --              --
  Proceeds from exercise of stock options .....                  --           7.2              --             --             7.2
  Increase (decrease) in intercompany
    balances with affiliates, net .............     --         (8.3)         10.7            (2.4)            --              --
  Other .......................................     --         (0.9)           --              --             --            (0.9)
                                                ------        -----        ------            ----          ------          -----
         Net cash provided by (used in)
             financing  activities ............     --         20.1          24.5            (9.0)            --            35.6
                                                ------        -----        ------            ----          ------          -----
Change in cash and cash equivalents ...........     --           --          27.2              --             --            27.2
Cash and cash equivalents at beginning
  of year .....................................     --           --          12.5              --             --            12.5
                                                ------        -----        ------            ----          ------          -----
Cash and cash equivalents at end of year ......  $  --        $  --         $39.7           $  --          $  --           $39.7
                                                ======        =====        ======           =====          ======          =====

                           LIFEPOINT HOSPITALS, INC.

                            LIFEPOINT HOSPITALS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                  (IN MILLIONS)

                                                                        WHOLLY OWNED     MOSTLY OWNED
                                                           ISSUER OF     SUBSIDIARY       SUBSIDIARY                    CONSOLIDATED
                                                 PARENT      NOTES       GUARANTORS       GUARANTOR       ELIMINATIONS      TOTAL
                                                 ------      -----       ----------       ---------       ------------      -----

Cash flows from operating activities:
  Net income (loss) ...........................   $ 33.3     $ 33.3         $ 38.1         $  8.9          $(80.3)         $ 33.3
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    ESOP expense ..............................       --         --            9.9            0.5              --            10.4
    Equity in earnings of  affiliates .........    (33.3)     (47.0)            --             --            80.3              --
    Depreciation and amortization .............       --         --           33.0            1.7              --            34.7
    Minority interests in earnings of
      consolidated entities ...................       --        2.7             --             --              --             2.7
    Deferred income taxes (benefit) ...........       --         --            6.9             --              --             6.9
    Reserve for professional liability  risk ..       --         --            7.0             --              --             7.0
    Gain on previously impaired assets ........       --         --           (0.5)             --              --           (0.5)
    Extraordinary loss on early retirement of
       bank debt ..............................       --        2.6             --             --              --             2.6
    Tax benefit from stock option exercises ...       --         --            8.1             --              --             8.1
    Increase (decrease) in cash from operating
    assets and liabilities, net of effects from
    acquisitions and divestitures:
         Accounts receivable ..................       --         --           (1.3)           0.3              --            (1.0)
         Inventories and other current assets .       --         --           (0.6)            --              --            (0.6)
         Accounts payable and accrued expenses        --       (0.6)           3.2            0.2              --             2.8
         Income taxes payable .................       --         --           (3.5)            --              --            (3.5)
         Estimated third-party payor settlements      --         --            9.5            0.1              --             9.6
    Other .....................................       --        1.7           (0.1)            --              --             1.6
                                                  ------      -----         ------         ------           -----          ------
         Net cash (used in) provided
           by operating activities ............       --       (7.3)         109.7           11.7              --           114.1

Cash flows from investing activities:

  Purchases of property and equipment, net ....       --         --          (34.7)          (1.1)             --           (35.8)
  Purchases of facilities, net of cash acquired       --         --          (36.5)            --              --           (36.5)
  Proceeds from sale of facilities ............       --         --            0.5             --              --             0.5
  Other .......................................       --       (2.1)           5.6             --              --             3.5
                                                  ------      -----         ------         ------           -----          ------
         Net cash used in investing
           activities .........................       --       (2.1)         (65.1)          (1.1)             --           (68.3)

Cash flows from financing activities:

  Proceeds from stock offering, net ...........       --      100.4             --             --              --           100.4
  Repayments of bank debt .....................       --     (139.3)            --             --              --          (139.3)
  Distributions ...............................       --         --            6.6           (6.6)             --              --
  Proceeds from exercise of stock options .....       --         --           12.2             --              --            12.2
  Increase (decrease) in intercompany
    balances with affiliates, net .............       --       49.9          (45.9)          (4.0)             --              --
  Other .......................................       --       (1.6)            --             --              --            (1.6)
                                                  ------      -----         ------         ------           -----          ------
         Net cash provided by (used in)
             financing  activities ............       --        9.4          (27.1)         (10.6)             --           (28.3)
                                                  ------      -----         ------         ------           -----          ------
Change in cash and cash equivalents ...........       --         --           17.5             --              --            17.5
Cash and cash equivalents at beginning
  of year .....................................       --         --           39.7             --              --            39.7
                                                  ------      -----         ------         ------           -----          ------
Cash and cash equivalents at end of year ......   $   --     $   --         $ 57.2         $   --          $   --          $ 57.2
                                                  ======     ======         ======         ======          ======          ======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on March 27, 2002.

                                 LifePoint Hospitals, Inc.

                                 By:        /s/ Kenneth C. Donahey
                                    -------------------------------------------
                                              Kenneth C. Donahey
                                 Chairman, Chief Executive Officer and President

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

             NAME                                        TITLE                            DATE
             ----                                        -----                            ----

                                                  Chairman, Chief Executive            March 27, 2002
      /s/ Kenneth C.Donahey                         Officer and President
----------------------------------                (Principal Executive Officer)
         Kenneth C. Donahey


     /s/ Michael J. Culotta                   Senior Vice President and Chief          March 27, 2002
----------------------------------            Financial Officer (Principal
        Michael J. Culotta                    Financial and Accounting Officer)

      /s/ Ricki Tigert Helfer                             Director                     March 27, 2002
----------------------------------
         Ricki Tigert Helfer

  /s/ John E. Maupin, Jr., D.D.S.                         Director                     March 27, 2002
----------------------------------
    John E. Maupin, Jr., D.D.S.

      /s/ DeWitt Ezell, Jr.                               Director                     March 27, 2002
----------------------------------
         DeWitt Ezell, Jr.

     /s/ William V. Lapham                                Director                     March 27, 2002
----------------------------------
        William V. Lapham

    /s/  Richard H. Evans                                 Director                     March 27, 2002
----------------------------------
        Richard H. Evans

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on March 27, 2002.

                                LifePoint Hospitals Holdings, Inc.

                                By:        /s/ Kenneth C. Donahey
                                   ---------------------------------------------
                                             Kenneth C. Donahey
                                Chairman, Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

              NAME                                    TITLE                            DATE
              ----                                    -----                            ----
                                            Chairman, Chief Executive              March 27, 2002
     /s/ Kenneth C. Donahey                   Officer and President
----------------------------------        (Principal Executive Officer)
        Kenneth C. Donahey


   /s/  Michael J. Culotta                    Senior Vice President and            March 27, 2002
----------------------------------       Chief Financial Officer (Principal
        Michael J. Culotta                Financial and Accounting Officer)

EXHIBIT NUMBER                                           DESCRIPTION OF EXHIBITS
--------------                                           -----------------------
     2.1         --   Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and
                      LifePoint Hospitals, Inc.(a)

     3.1         --   Certificate of Incorporation of LifePoint Hospitals(a)

     3.2         --   Bylaws of LifePoint Hospitals(a)

     3.3         --   Certificate of Incorporation of LifePoint Holdings(b)

     3.4         --   Bylaws of LifePoint Holdings(b)

     4.1         --   Form of Specimen Certificate for LifePoint Hospitals Common Stock(c)

     4.2         --   Indenture (including form of 10 3/4% Senior Subordinated Notes due 2009) dated as of May 11,
                      1999, between HealthTrust, Inc. -- The Hospital Company and Citibank N.A. as Trustee(a)

     4.3         --   Form of 10 3/4% Senior Subordinated Notes due 2009 (filed as part of Exhibit 4.2)

     4.4         --   Registration Rights Agreement dated as of May 11, 1999 between HealthTrust and the Initial
                      Purchasers named therein(a)

     4.5         --   LifePoint Assumption Agreement dated May 11, 1999 between HealthTrust and LifePoint Hospitals(a)

     4.6         --   Holdings Assumption Agreement dated May 11, 1999 between LifePoint Hospitals and LifePoint
                      Holdings(a)

     4.7         --   Guarantor Assumption Agreements dated May 11, 1999 between LifePoint Holdings and the
                      Guarantors signatory thereto(a)

     4.8         --   Rights Agreement dated as of May 11, 1999 between the Company and National City Bank as Rights
                      Agent(a)

    10.1         --   Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA,
                      LifePoint Hospitals and Triad Hospitals(a)

    10.2         --   Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA,
                      LifePoint Hospitals and Triad Hospitals(a)

    10.3         --   Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among
                      Columbia/HCA, LifePoint Hospitals and Triad Hospitals(a)

    10.4         --   Transitional Services Agreement dated May 11, 1999 by and between Columbia/HCA and
                      LifePoint Hospitals (a)

    10.5         --   Computer and Data Processing Services Agreement dated May, 11, 1999 by and between Columbia
                      Information Systems, Inc. and LifePoint Hospitals(a)

    10.6         --   Agreement to Share Telecommunications Services dated May 11, 1999 by and between Columbia
                      Information Systems, Inc. and LifePoint Hospitals(a)

    10.7         --   Lease Agreement dated as of November 22, 1999 by and between LifePoint Hospitals and W. Fred
                      Williams, Trustee for the Benefit of Highwoods/Tennessee Holdings, L.P.(d)

    10.8         --   LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan(a)

    10.9         --   Amendment to LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan(e)

    10.10        --   Second Amendment to LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan(e)

    10.11        --   LifePoint Hospitals, Inc. Executive Stock Purchase Plan(a)

    10.12        --   Form of Share Purchase Loan and Note Agreement between LifePoint Hospitals and certain executive officers in connection with purchases of Common Stock pursuant to the Executive Stock Purchase Plan(d)

    10.13        --   LifePoint Hospitals, Inc. Management Stock Purchase Plan(a)

    10.14        --   LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan(a)

    10.15        --   Amended and Restated Credit Agreement, dated as of June 19, 2001, among LifePoint Hospitals
                      Holdings, Inc., as borrower, Fleet National Bank as administrative agent and as swingline lender, the financial institutions or entities from time to time which are parties to the
                      Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as
                      co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as
                      co-documentation agents(f)

    10.16        --   Corporate Integrity Agreement dated as of December 21, 2000 by and between the Office of the
                      Inspector General of the Department of Health and Human Services and LifePoint Hospitals(g)

    10.17        --   LifePoint Hospitals, Inc. Employee Stock Purchase Plan

    10.18        --   Employment Agreement of Kenneth C. Donahey

    21.1         --   List of the Subsidiaries of LifePoint Hospitals

    21.2         --   List of the Subsidiaries of LifePoint Holdings

    23.1         --   Consent of Ernst & Young LLP

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

(d) Incorporated by reference from exhibits to LifePoint Hospitals' Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-29818.

(e) Incorporated by reference from exhibits to LifePoint Hospitals' Registration Statement on Form S-8 under the Securities Act of 1933, File No. 333-66378.

(f) Incorporated by reference from exhibits to LifePoint Hospitals' Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 000-29818.

(g) Incorporated by reference from exhibits to LifePoint Hospitals' Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-29818.