Form 10-Q
period 2002-03-31
LIFEPOINT HOSPITALS INC
filed 2002-05-07
CIK 1074772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-29818

LifePoint Hospitals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2165845
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

103 Powell Court
Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

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

YES [X]   NO [ ]

Commission file number 333-84755

LifePoint Hospitals Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2167869
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

103 Powell Court
Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

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

YES [X]    NO [ ]

     As of April 30, 2002, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 39,404,719 and all of the shares of Common Stock of LifePoint Hospitals Holdings, Inc. were owned by LifePoint Hospitals, Inc.

Part I:    Financial Information

Item 1:   Financial Statements

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED
(Dollars in millions, except per share amounts)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Revenues	$181.6	$154.3

Salaries and benefits	70.7	60.3
Supplies	22.9	19.6
Other operating expenses	32.2	28.4
Provision for doubtful accounts	13.2	12.0
Depreciation and amortization	9.4	8.1
Interest expense, net	4.1	6.5
ESOP expense	2.5	2.6
Gain on previously impaired assets	—	(0.5)

	155.0	137.0

Income before minority interests, income taxes and extraordinary item	26.6	17.3
Minority interests in earnings of consolidated entity	0.7	0.6

Income before income taxes and extraordinary item	25.9	16.7
Provision for income taxes	11.4	8.1

Income before extraordinary item	14.5	8.6
Extraordinary loss on early retirement of debt, net of tax benefit of $0.5	0.8	—

Net income	$13.7	$8.6

Basic earnings per share:

Income before extraordinary item	$0.39	$0.26
Extraordinary loss on early retirement of debt	(0.02)	—

Net income	$0.37	$0.26

Diluted earnings per share:

Income before extraordinary item	$0.38	$0.25
Extraordinary loss on early retirement of debt	(0.02)	—

Net income	$0.36	$0.25

Shares used in earnings per share calculations (000’s):

Basic	37,303	32,583
Dilutive securities-stock options, restricted shares	1,153	1,486

Diluted	38,456	34,069

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	MARCH 31,	DECEMBER 31,
	2002	2001

	(unaudited)	(1)
ASSETS

Current assets:
Cash and cash equivalents	$73.8	$57.2
Accounts receivable, less allowances for doubtful accounts of $59.6 at March 31, 2002 and $59.0 at December 31, 2001	77.5	56.7
Inventories	16.6	16.3
Deferred income taxes and other current assets	13.8	18.7

	181.7	148.9
Property and equipment:
Land	10.6	10.7
Buildings and improvements	261.9	262.0
Equipment	271.0	263.4
Construction in progress (estimated cost to complete and equip after March 31, 2002 - $47.1)	8.4	7.2

	551.9	543.3
Accumulated depreciation	(213.7)	(204.9)

	338.2	338.4

Deferred loan costs, net	6.6	7.1
Goodwill	47.2	47.1
Other	11.9	12.8

	$585.6	$554.3

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$20.7	$19.0
Accrued salaries	16.8	18.6
Other current liabilities	16.6	10.7
Estimated third-party payor settlements	29.2	17.9

	83.3	66.2

Long-term debt	142.5	150.0
Deferred income taxes	22.2	21.0
Professional liability risks and other liabilities	19.4	16.9

Minority interests in equity of consolidated entity	5.0	5.2

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 39,385,845 shares and 39,276,745 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	0.4	0.4
Capital in excess of par value	288.7	285.0
Unearned ESOP compensation	(21.7)	(22.5)
Notes receivable for shares sold to employees	(5.7)	(5.7)
Retained earnings	51.5	37.8

	313.2	295.0

	$585.6	$554.3

(1) Derived from audited financial statements

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED
(In millions)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Cash flows from operating activities:
Net income	$13.7	$8.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.4	8.1
ESOP expense	2.5	2.6
Minority interests in earnings of consolidated entity	0.7	0.6
Deferred income taxes (benefit)	0.4	(0.5)
Reserve for professional liability risk, net	3.1	1.4
Gain on previously impaired assets	—	(0.5)
Extraordinary loss on early retirement of debt	1.3	—
Tax benefit from stock option exercises	0.7	—
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	(20.8)	(13.5)
Inventories and other current assets	(1.4)	0.1
Accounts payable and accrued expenses	1.5	7.4
Income taxes payable	12.0	8.7
Estimated third-party payor settlements	11.3	14.3
Other	(0.2)	0.3

Net cash provided by operating activities	34.2	37.6

Cash flows from investing activities:
Purchases of property and equipment, net	(10.0)	(9.4)
Other	(0.1)	—

Net cash used in investing activities	(10.1)	(9.4)

Cash flows from financing activities:
Proceeds from stock offering, net	—	100.4
Repayments of bank debt	—	(22.2)
Repurchases of senior subordinated notes	(8.6)	—
Proceeds from exercise of stock options	1.2	0.3
Other	(0.1)	0.2

Net cash (used in) provided by financing activities	(7.5)	78.7

Change in cash and cash equivalents	16.6	106.9
Cash and cash equivalents at beginning of period	57.2	39.7

Cash and cash equivalents at end of period	$73.8	$146.6

Interest payments	$0.6	$3.1
Income taxes received	$(2.2)	$—

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

     At March 31, 2002, the Company was comprised of 23 general, acute care hospitals and related health care entities located in non-urban areas in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, but earlier application is encouraged. SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement costs. SFAS 143 applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company does not expect SFAS 143 to have a material effect on its results of operations or financial position.

     In August 2001, the FASB also issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS 121. SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years and, generally, are to be applied prospectively. SFAS 144 did not have a material effect on the Company’s results of operations or financial position.

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under certain provisions of SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classifications as an extraordinary item should be reclassified upon adoption. Had the Company adopted SFAS 145 in the first quarter of fiscal year 2002, the extraordinary loss on early retirement of debt of $1.3 million, gross of the $0.5 million effect of income taxes, would have been reflected in income before income taxes. There would be no resulting change in net income.

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

     In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, (the “Statements”). These Statements made significant changes to the accounting for business combinations, goodwill and intangible assets.

     SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS 141 was effective for transactions completed subsequent to June 30, 2001. The application of SFAS 141 did not have a material effect on the Company’s results of operations or financial position.

     Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. Pursuant to SFAS 142, the Company will complete its transition impairment tests of goodwill during the second quarter of 2002. The Company anticipates no impairment and will perform its initial annual impairment test later in 2002.

     The table below shows the Company’s income before extraordinary loss and net income for the three months ended March 31, 2002 and 2001 adjusted for the cessation of goodwill amortization required by the new standard as if it had occurred as of January 1, 2001 (dollars in millions except per share amounts):

	2002	2001

Income before extraordinary loss, as reported	$14.5	$8.6
Goodwill amortization, net of applicable income tax benefits	—	0.3

Adjusted income before extraordinary loss	$14.5	$8.9

Net income, as reported	$13.7	$8.6
Goodwill amortization, net of applicable income tax benefits	—	0.3

Adjusted net income	$13.7	$8.9

Diluted earnings per share:
Income before extraordinary loss, as reported	$0.38	$0.25
Goodwill amortization, net of applicable income tax benefits	—	0.01

Adjusted income before extraordinary loss	$0.38	$0.26

Diluted earnings per share:
Net income, as reported	$0.36	$0.25
Goodwill amortization, net of applicable income tax benefits	—	0.01

Adjusted net income	$0.36	$0.26

NOTE 4 – REPURCHASE OF SENIOR SUBORDINATED NOTES

     During the three months ended March 31, 2002, the Company repurchased $7.5 million of its 10 3/4% Senior Subordinated Notes due 2009 (the “Notes”) and paid a $1.1 million premium on these repurchases. In connection with these repurchases, the Company recorded an extraordinary charge from early retirement of debt in the amount of $0.8 million, net of tax benefits of $0.5 million.

     Subsequent to March 31, 2002, the Company repurchased an additional $57.5 million of the Notes and paid $9.8 million in premiums related to these additional repurchases. The Company will incur an additional extraordinary charge to income of $7.0 million, net of tax benefits of $4.6 million, during the three months ended June 30, 2002 as a result of these additional repurchases.

NOTE 5 – CONTINGENCIES

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

     HCA is a defendant in several qui tam actions, or actions brought by private parties, known as relators, on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Clams Act, 31 U.S.C. ss. 3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the federal government, civil penalties of not less than $5,500 nor more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that, on March 15, 2001, the Department of Justice filed a status report setting forth the government’s decisions regarding intervention in existing qui tam actions against HCA and filed formal complaints for those suits in which the government has intervened. HCA stated that, of the original 30 qui tam actions, the Department of Justice remains active and has elected to intervene in eight actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

     Based on the Company’s review of HCA’s public filings, the Company understands that, in December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney’s Offices (which the Company will refer to as the plea agreement) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (which the Company will refer to as the civil agreement). Based on the Company’s review of HCA’s public filings, the Company understands that the agreements resolve all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against HCA relating to diagnosis related group, or DRG, coding, outpatient laboratory billing and home health issues. Pursuant to the plea agreement, HCA paid the government $95 million during the first quarter of 2001. The civil agreement was approved by the Federal District Court of the District of Columbia in August 2001. Pursuant to the civil agreement, HCA agreed to pay the government $745 million plus interest, which was paid in the third quarter of 2001. Based on the Company’s review of HCA’s public filings, the Company understands that certain civil issues are not covered by the civil agreement and remain outstanding, including claims related to costs reports and physician relations issues. The plea agreement and the civil agreement announced in December 2000 relate only to conduct that was the subject of the federal investigations resolved in the agreements and do not resolve various qui tam actions filed by private parties against HCA, or pending state actions.

     On March 28, 2002, HCA announced that it reached an understanding with the Centers for Medicare and Medicaid Services (“CMS”), to resolve all Medicare cost report, home office cost statement, and appeal issues between HCA and CMS. The understanding provides that HCA would pay CMS $250 million with respect to these matters. The resolution is subject to approval by the Department of Justice and execution of a definitive written agreement.

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

Americans with Disabilities Act Claim

     On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company’s hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act (the “ADA”). The lawsuit, filed in the United States District Court for the Eastern District of Tennessee, seeks injunctive relief requiring facility modification, where necessary, to meet the Americans with Disabilities Act guidelines, along with attorneys fees and costs. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company intends to vigorously defend the lawsuit, recognizing the Company’s obligation to correct any deficiencies in order to comply with the ADA.

Corporate Integrity Agreement

     In December 2000, the Company entered into a corporate integrity agreement with the Office of Inspector General and agreed to maintain its compliance program in accordance with the corporate integrity agreement. This agreement was amended in May 2002. Complying with the compliance measures and reporting and auditing requirements of the corporate integrity agreement will require additional efforts and costs. Failure to comply with the terms of the corporate integrity agreement could subject the Company to significant monetary penalties.

General Liability Claims

     The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts, for wrongful restriction of, or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request punitive or other damages against the Company, which may not be covered by insurance. The Company is currently not a party to any proceeding which, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company has committed to advance amounts of approximately $18.3 million at March 31, 2002. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community.

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

NOTE 6 – SENIOR SUBORDINATED NOTES

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

     At March 31, 2002, all but one of the Subsidiary Guarantors were wholly owned and fully and unconditionally guaranteed the Notes. Separate financial statements and other disclosures of the wholly owned Subsidiary Guarantors are not presented because management believes that such separate financial statements and disclosures would not provide additional material information to investors. The Company’s only non-wholly owned Subsidiary, Dodge City Healthcare Group, L.P. is consolidated and all of its assets, liabilities, equity and earnings of this entity fully and unconditionally, jointly and severally guarantee the Notes. The Company owns approximately 70% of the partnership interests in this mostly owned Subsidiary Guarantor.

     Presented below is summarized condensed unaudited consolidating financial information for the Company and its subsidiaries as of March 31, 2002 and December 31, 2001, and for the three months ended March 31, 2002 and 2001 segregating the parent company, the issuer of the Notes (LifePoint Hospitals Holdings, Inc.), the combined wholly owned Subsidiary Guarantors, the mostly owned Subsidiary Guarantor and eliminations.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(IN MILLIONS)

			Wholly Owned	Mostly Owned
		Issuer	Subsidiary	Subsidiary		Consolidated
	Parent	of Notes	Guarantors	Guarantor	Eliminations	Total

Revenues	$—	$—	$173.1	$8.5	$—	$181.6

Salaries and benefits	—	—	68.1	2.6	—	70.7
Supplies	—	—	21.9	1.0	—	22.9
Other operating expenses	—	—	31.0	1.2	—	32.2
Provision for doubtful accounts	—	—	12.4	0.8	—	13.2
Depreciation and amortization	—	—	9.1	0.3	—	9.4
Management fees	—	—	(0.2)	0.2	—	—
Interest expense, net	—	4.4	(0.2)	(0.1)	—	4.1
ESOP expense	—	—	2.4	0.1	—	2.5
Equity in earnings of affiliates	(13.7)	(18.4)	—	—	32.1	—

	(13.7)	(14.0)	144.5	6.1	32.1	155.0

Income before minority interests, income taxes and extraordinary item	13.7	14.0	28.6	2.4	(32.1)	26.6
Minority interests in earnings of consolidated entity	—	0.7	—	—	—	0.7

Income before income taxes and extraordinary item	13.7	13.3	28.6	2.4	(32.1)	25.9
Provision for income taxes	—	(1.2)	12.6	—	—	11.4

Income before extraordinary item	13.7	14.5	16.0	2.4	(32.1)	14.5
Extraordinary loss on early retirement of debt, net	—	0.8	—	—	—	0.8

Net income	$13.7	$13.7	$16.0	$2.4	$(32.1)	$13.7

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(IN MILLIONS)

			Wholly Owned	Mostly Owned
		Issuer	Subsidiary	Subsidiary		Consolidated
	Parent	of Notes	Guarantors	Guarantor	Eliminations	Total

Revenues	$—	$—	$146.4	$7.9	$—	$154.3

Salaries and benefits	—	—	57.8	2.5	—	60.3
Supplies	—	—	18.6	1.0	—	19.6
Other operating expenses	—	—	27.4	1.0	—	28.4
Provision for doubtful accounts	—	—	11.4	0.6	—	12.0
Depreciation and amortization	—	—	7.7	0.4	—	8.1
Management fees	—	—	(0.2)	0.2	—	—
Interest expense, net	—	7.6	(1.1)	—	—	6.5
ESOP expense	—	—	2.5	0.1	—	2.6
Gain on previously impaired assets	—	—	(0.5)	—	—	(0.5)
Equity in earnings of affiliates	(8.6)	(13.9)	—	—	22.5	—

	(8.6)	(6.3)	123.6	5.8	22.5	137.0

Income before minority interests and income taxes	8.6	6.3	22.8	2.1	(22.5)	17.3
Minority interests in earnings of consolidated entity	—	0.6	—	—	—	0.6

Income before income taxes	8.6	5.7	22.8	2.1	(22.5)	16.7
Provision for income taxes	—	(2.9)	11.0	—	—	8.1

Net income	$8.6	$8.6	$11.8	$2.1	$(22.5)	$8.6

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2002
(IN MILLIONS)

			Wholly Owned	Mostly Owned
		Issuer	Subsidiary	Subsidiary		Consolidated
	Parent	of Notes	Guarantors	Guarantor	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$73.8	$—	$—	$73.8
Accounts receivable, net	—	—	72.1	5.4	—	77.5
Inventories	—	—	15.5	1.1	—	16.6
Deferred income taxes and other current assets	—	—	13.7	0.1	—	13.8

	—	—	175.1	6.6	—	181.7

Property and equipment:
Land	—	—	10.3	0.3	—	10.6
Buildings and improvements	—	—	252.0	9.9	—	261.9
Equipment	—	—	260.0	11.0	—	271.0
Construction in progress	—	—	8.4	—	—	8.4

	—	—	530.7	21.2	—	551.9
Accumulated depreciation	—	—	(200.1)	(13.6)	—	(213.7)

			330.6	7.6	—	338.2

Net investment in and advances to subsidiaries	313.2	496.1	—	—	(809.3)	—
Deferred loan costs, net	—	6.6	—	—	—	6.6
Goodwill	—	—	37.3	9.9	—	47.2
Other	—	—	11.9	—	—	11.9

	$313.2	$502.7	$554.9	$24.1	$(809.3)	$585.6

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	$—	$—	$20.0	$0.7	$—	$20.7
Accrued salaries	—	—	16.8	—	—	16.8
Other current liabilities	—	5.7	10.5	0.4	—	16.6
Estimated third party settlements	—	—	29.3	(0.1)	—	29.2

	—	5.7	76.6	1.0	—	83.3

Intercompany balances to affiliates	—	36.3	(41.4)	5.1	—	—

Long-term debt	—	142.5	—	—	—	142.5
Deferred income taxes	—	—	22.2	—	—	22.2
Professional liability risks and other liabilities	—	—	19.4	—	—	19.4

Minority interests in equity of consolidated entity	—	5.0	—	—	—	5.0

Stockholders’ equity	313.2	313.2	478.1	18.0	(809.3)	313.2

	$313.2	$502.7	$554.9	$24.1	$(809.3)	$585.6

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
(IN MILLIONS)

			Wholly Owned	Mostly Owned
		Issuer	Subsidiary	Subsidiary		Consolidated
	Parent	of Notes	Guarantors	Guarantor	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$57.2	$—	$—	$57.2
Accounts receivable, net	—	—	51.7	5.0	—	56.7
Inventories	—	—	15.3	1.0	—	16.3
Deferred income taxes and other current assets	—	—	18.6	0.1	—	18.7

	—	—	142.8	6.1	—	148.9
Property and equipment:
Land	—	—	10.4	0.3	—	10.7
Buildings and improvements	—	—	252.1	9.9	—	262.0
Equipment	—	—	252.4	11.0	—	263.4
Construction in progress	—	—	7.2	—	—	7.2

	—	—	522.1	21.2	—	543.3
Accumulated depreciation	—	—	(191.6)	(13.3)	—	(204.9)

	—	—	330.5	7.9	—	338.4

Net investment in and advances to subsidiaries	295.0	480.9	—	—	(775.9)	—
Deferred loan costs, net	—	7.1	—	—	—	7.1
Goodwill	—	—	37.2	9.9	—	47.1
Other	—	—	12.8	—	—	12.8

	$295.0	$488.0	$523.3	$23.9	$(775.9)	$554.3

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	$—	$—	$18.3	$0.7	$—	$19.0
Accrued salaries	—	—	18.6	—	—	18.6
Other current liabilities	—	2.0	8.4	0.3	—	10.7
Estimated third-party payor settlements	—	—	17.8	0.1	—	17.9

	—	2.0	63.1	1.1	—	66.2

Intercompany balances to affiliates	—	35.8	(39.7)	3.9	—	—

Long-term debt	—	150.0	—	—	—	150.0
Deferred income taxes	—	—	21.0	—	—	21.0
Professional liability risks and other liabilities	—	—	16.9	—	—	16.9

Minority interests in equity of consolidated entity	—	5.2	—	—	—	5.2

Stockholders’ equity	295.0	295.0	462.0	18.9	(775.9)	295.0

	$295.0	$488.0	$523.3	$23.9	$(775.9)	$554.3

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 31, 2002
(IN MILLIONS)

			Wholly Owned	Mostly Owned
		Issuer	Subsidiary	Subsidiary		Consolidated
	Parent	of Notes	Guarantors	Guarantor	Eliminations	Total

Cash flows from operating activities:
Net income	$13.7	$13.7	$16.0	$2.4	$(32.1)	$13.7
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates	(13.7)	(18.4)	—	—	32.1	—
Depreciation and amortization	—	—	9.1	0.3		9.4
ESOP expense	—	—	2.4	0.1		2.5
Minority interests in earnings of consolidated entity	—	0.7	—	—	—	0.7
Deferred income taxes (benefit)	—	—	0.4	—	—	0.4
Reserve for professional liability risk, net	—	—	3.1	—	—	3.1
Extraordinary loss on early retirement of debt	—	1.3	—	—	—	1.3
Tax benefit from stock option exercises	—	—	0.7	—	—	0.7
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	—	—	(20.4)	(0.4)	—	(20.8)
Inventories and other current assets	—	—	(1.3)	(0.1)	—	(1.4)
Accounts payable and accrued expenses	—	3.7	(2.3)	0.1	—	1.5
Income taxes payable	—	—	12.0	—	—	12.0
Estimated third-party payor settlements	—	—	11.5	(0.2)	—	11.3
Other	—	0.1	(0.3)	—	—	(0.2)

Net cash provided by operating activities	—	1.1	30.9	2.2	—	34.2

Cash flows from investing activities:
Purchases of property and equipment, net	—	—	(10.0)	—	—	(10.0)
Other	—	(0.9)	0.8	—	—	(0.1)

Net cash used in investing activities	—	(0.9)	(9.2)	—	—	(10.1)

Cash flows from financing activities:
Repurchases of senior subordinated notes	—	(8.6)	—	—	—	(8.6)
Distributions	—	—	3.4	(3.4)	—	—
Proceeds from exercise of stock options	—	—	1.2	—	—	1.2
Increase (decrease) in intercompany balances with affiliates, net	—	8.5	(9.7)	1.2	—	—
Other	—	(0.1)	—	—	—	(0.1)

Net cash used in financing activities	—	(0.2)	(5.1)	(2.2)	—	(7.5)

Change in cash and cash equivalents	—	—	16.6	—	—	16.6
Cash and cash equivalents at beginning of period	—	—	57.2	—	—	57.2

Cash and cash equivalents at end of period	$—	$—	$73.8	$—	$—	$73.8

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(IN MILLIONS)

			Wholly	Mostly
		Issuer	Owned	Owned
		of	Subsidiary	Subsidiary		Consolidated
	Parent	Notes	Guarantors	Guarantor	Eliminations	Total

Cash flows from operating activities:
Net income	$8.6	$8.6	$11.8	$2.1	$(22.5)	$8.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(8.6)	(13.9)	—	—	22.5	—
Depreciation and amortization	—	—	7.7	0.4	—	8.1
ESOP expense	—	—	2.5	0.1	—	2.6
Minority interests in earnings of consolidated entity	—	0.6	—	—	—	0.6
Deferred income taxes (benefit)	—	—	(0.5)	—	—	(0.5)
Reserve for professional liability risk, net	—	—	1.4	—	—	1.4
Gain on previously impaired assets	—	—	(0.5)	—	—	(0.5)
Increase (decrease) in cash from operating assets and liabilities:
Accounts receivable	—	—	(13.6)	0.1	—	(13.5)
Inventories and other current assets	—	—	0.1	—	—	0.1
Accounts payable and accrued expenses	—	4.0	3.3	0.1	—	7.4
Income taxes payable	—	—	8.7	—	—	8.7
Estimated third-party payor settlements	—	—	14.2	0.1	—	14.3
Other	—	0.2	0.1	—	—	0.3

Net cash (used in) provided by operating activities	—	(0.5)	35.2	2.9	—	37.6

Cash flows from investing activities:
Purchases of property and equipment, net	—	—	(9.0)	(0.4)	—	(9.4)
Other	—	(0.5)	0.5	—	—	—

Net cash used in investing activities	—	(0.5)	(8.5)	(0.4)	—	(9.4)

Cash flows from financing activities:
Proceeds from stock offering, net	—	100.4	—	—	—	100.4
Repayments of bank debt	—	(22.2)	—	—	—	(22.2)
Distributions	—	—	1.4	(1.4)	—	—
Proceeds from exercise of stock options	—	—	0.3	—	—	0.3
Increase (decrease) in intercompany balances with affiliates, net	—	(77.4)	78.5	(1.1)	—	—
Other	—	0.2	—	—	—	0.2

Net cash provided by (used in) financing activities	—	1.0	80.2	(2.5)	—	78.7

Change in cash and cash equivalents	—	—	106.9	—	—	106.9
Cash and cash equivalents at beginning of period	—	—	39.7	—	—	39.7

Cash and cash equivalents at end of period	$—	$—	$146.6	$—	$—	$146.6

ITEM 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

     At March 31, 2002, we operated 23 general, acute care hospitals in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming.

Forward-Looking Statements

     This report and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by us, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations and future financial condition and results. These factors include, but are not limited to:

•	the highly competitive nature of the healthcare business including the competition to recruit general and specialized physicians;

•	the efforts of insurers, healthcare providers and others to contain healthcare costs;

•	possible changes in the Medicare program that may further limit reimbursements to healthcare providers and insurers;

•	the ability to attract and retain qualified management and personnel, including physicians, nurses and technicians, consistent with our expectations and targets;

•	changes in federal, state or local regulation affecting the healthcare industry;

•	the possible enactment of federal or state healthcare reform;

•	the possibility that any favorable governmental reimbursement changes will be delayed or abandoned due to the focus of Congress on the recent terrorist attacks and the resulting reallocation of governmental resources;

•	our ability to acquire hospitals on favorable terms and to successfully complete budgeted capital improvements of our existing facilities;

•	liabilities and other claims asserted against us;

•	uncertainty associated with the HIPAA regulations;

•	the ability to enter into, renegotiate and renew payor arrangements on acceptable terms;

•	the availability and terms of capital to fund our business strategy;

•	the availability, cost and terms of insurance coverage;

•	implementation of our business strategy and development plans;

•	our ongoing efforts to monitor, maintain and comply with applicable laws, regulations, policies and procedures including those required by the corporate integrity agreement that we entered into with the government in December 2000 (as amended in May 2002) and those that, if violated, could cause any of our facilities to lose its state license or its ability to receive payments under the Medicare, Medicaid and TRICARE programs;

•	the ability to increase patient volumes and control the costs of providing services and supply costs;

•	claims and legal actions relating to professional liabilities and other matters;

•	successful development (or license) of software and management information systems used for effective claims processing;

•	limitations placed on us to preserve the tax treatment of the distribution of our common stock from HCA;

•	fluctuations in the market value of our common stock and resulting costs to us to administer our ESOP;

•	changes in accounting practices;

•	changes in general economic conditions; and

•	other risk factors described in this report.

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

Results of Operations

   Revenue/Volume Trends

     We anticipate our patient volumes and related revenues to continue to increase as a result of the following factors:

•	Expanding Service Offerings. We believe our efforts to improve the quality and broaden the scope of healthcare services available at our facilities will lead to increased patient volumes. Recruiting and retaining both general practitioners and specialists for our non-urban communities is a key to the success of these efforts. Between January 1, 1998 and March 31, 2002, we recruited 233 physicians, of which approximately 62% are specialists. Adding new physicians should help increase both inpatient and outpatient volumes which, in turn, should increase revenues. Continuing to add specialists should also allow us to grow by offering new services. In addition, increases in capital expenditures in our hospitals should increase local market share and help persuade patients to stay within their communities rather than leaving town for healthcare services.

•	Improving Managed Care Position. We believe we have been able to negotiate contract terms that are generally more favorable for our facilities than terms available in urban markets.

•	Aging U.S. Population. In general, the population of the United States and of the communities that we serve is aging. At the end of 2001, approximately 13% of the U.S. population was 65 years old or older compared to 11% of the population at the end of 1980. This aging trend is projected to continue so that by 2025, approximately 18% of the U.S. population is expected to be older than 65. Generally, the older population tends to use healthcare services more frequently than the younger population.

•	Medicare Rate Increases. The Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000 (BIPA) was enacted in December 2000. Under BIPA, we have experienced Medicare rate increases that began in April 2001.

     Although we anticipate our patient volumes to increase, the resulting revenues will likely be impacted in part by the following factors:

•	Revenues from Medicare, Medicaid and managed care plans. We derive a significant portion of our business from Medicare, Medicaid and managed care plans. Admissions related to Medicare, Medicaid and managed care plan patients were 92.3% and 91.3% of total admissions for the three months ended March 31, 2002 and 2001, respectively. These payors receive significant discounts.

•	Our revenue is heavily concentrated in Kentucky and Tennessee, which makes us particularly sensitive to regulatory and economic changes in those states. As of March 31, 2002, we operated 23 hospitals with seven located in the Commonwealth of Kentucky and seven located in the State of Tennessee. Based on those 23 hospitals, we generated 37.5% of our revenue from our Kentucky hospitals (including 4.2% from state-sponsored Medicaid programs) and 24.0% from our Tennessee hospitals (including 3.2% from state-sponsored TennCare programs) for the three months ended March 31, 2002. Some managed care organizations that participate in the Medicaid programs of Tennessee and Kentucky have been placed in receivership or encountered other financial difficulties in the past. Other managed care organizations in these states may encounter similar difficulties in paying claims in the future.

•	Efforts to Reduce Payments. Other third-party payors also negotiate discounted fees rather than paying standard prices. In addition, an increasing proportion of our services are reimbursed under predetermined payment amounts regardless of the cost incurred.

•	Growth in Outpatient Services. We anticipate that the growth trend in outpatient services will continue. A number of procedures once performed only on an inpatient basis have been, and will likely continue to be, converted to outpatient procedures. This conversion has occurred through continuing advances in pharmaceutical and medical technologies and as a result of efforts made by payors to control costs. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting. Net outpatient revenues as a percentage of total patient revenues was 48.6% and 46.2% for the three months ended March 31, 2002 and 2001, respectively. On a same facility basis, net outpatient revenues as a percentage of total patient revenues was 47.8% and 46.2% for the three months ended March 31, 2002 and 2001, respectively.

Cost Containment

     We seek to control costs by, among other things, reducing labor costs by improving labor productivity and decreasing the use of contracted labor, controlling supply expenses through the use of a group purchasing organization and reducing uncollectible revenues. We have implemented cost control initiatives including adjusting staffing levels according to patient volumes, modifying supply purchases according to usage patterns and providing training to hospital staff in more efficient billing and collection processes. For the three months ended March 31, 2002 compared to the three months ended March 31, 2001, total operating expenses decreased as a percentage of revenue to 76.6% from 78.0%. We believe that as our company grows, we will likely benefit from our ability to spread fixed administrative costs over a larger base of operations.

     While we were able to control our costs during the three months ended March 31, 2002, there is no guarantee that we can contain certain costs in the future. Due to the general shortage of nurses and technicians in the industry we may experience an increase in salaries and benefits expense as we may be forced to hire additional contract health professionals.

     In addition, the healthcare industry has recently experienced an increase in the cost of all insurance lines, especially professional and general liability insurance. We have mitigated a portion of these increases for fiscal 2002 by increasing our self-insured retention levels for professional and general liabilities. We currently have no information that would lead us to believe that this trend is only temporary in nature and thus there is no assurance that these costs will not have a material adverse affect on our future operating results.

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

Operating Results Summary

     The following is a summary of results of operations for the three months ended March 31, 2002 and 2001 (dollars in millions except for revenues per equivalent admission):

	THREE MONTHS ENDED MARCH 31,

	2002		2001

		% OF		% OF
	AMOUNT	REVENUES	AMOUNT	REVENUES

Revenues	$181.6	100.0%	$154.3	100.0%

Salaries and benefits (a)	70.7	39.0	60.3	39.1
Supplies (b)	22.9	12.6	19.6	12.7
Other operating expenses (c)	32.2	17.7	28.4	18.4
Provision for doubtful accounts	13.2	7.3	12.0	7.8

	139.0	76.6	120.3	78.0

EBITDA (d)	42.6	23.4	34.0	22.0

Depreciation and amortization	9.4	5.2	8.1	5.3
Interest expense, net	4.1	2.2	6.5	4.2
ESOP expense	2.5	1.4	2.6	1.7
Gain on previously impaired assets	—	—	(0.5)	(0.4)

Income before minority interests, income taxes and extraordinary item	26.6	14.6	17.3	11.2
Minority interests in earnings of consolidated entity	0.7	0.4	0.6	0.4

Income before income taxes and extraordinary item	25.9	14.2	16.7	10.8
Provision for income taxes	11.4	6.2	8.1	5.2

Income before extraordinary item	14.5	8.0	8.6	5.6
Extraordinary loss on early retirement of debt, net	0.8	0.5	—	—

Net income	$13.7	7.5%	$8.6	5.6%

	THREE MONTHS ENDED MARCH 31,

	2002	2001	% CHANGES
	AMOUNT	AMOUNT	FROM PRIOR YEAR

Revenues	$181.6	$154.3	17.7%
Admissions(e)	20,551	18,900	8.7
Equivalent Admissions(f)	37,588	33,075	13.6
Revenues per equivalent admission	$4,832	$4,664	3.6
Outpatient factor (f)	1.83	1.75	4.6
Emergency room visits (g)	84,987	77,573	9.6
Outpatient surgeries (h)	16,166	13,555	19.3
Total surgeries (h)	21,818	18,597	17.3
Patient days	84,117	76,953	9.3
Average length of stay (days) (j)	4.1	4.1	—

Same hospital: (i)

Revenues	$166.4	$154.1	8.0
Admissions (e)	18,743	18,900	(0.8)
Equivalent Admissions(f)	33,775	33,075	2.1
Revenues per equivalent admission	$4,926	$4,659	5.7
Outpatient factor (f)	1.80	1.75	2.9
Emergency room visits (g)	76,758	77,573	(1.1)
Outpatient surgeries (h)	15,041	13,555	11.0
Total surgeries (h)	20,200	18,597	8.6
Patient days	76,656	76,953	(0.4)
Average length of stay (days) (j)	4.1	4.1	—

(a)	Represents our cost of salaries and benefits, including employee health benefits and workers compensation insurance, for all hospital and corporate employees and contract labor.

(b)	Includes our hospitals’ costs for pharmaceuticals, blood, surgical instruments and all general supply items, including the cost of freight.

(c)	Consists primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes.

(d)	EBITDA is defined as income before depreciation and amortization, interest expense, gain on previously impaired assets, ESOP expense, minority interests in earnings of consolidated entities, extraordinary items and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(e)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(f)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue). The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(g)	Represents the total number of hospital-based emergency room visits.

(h)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

(i)	Same hospital information excludes the operations of hospitals which we either acquired or divested during the periods presented. The costs of corporate overhead are included in same hospital information.

(j)	Represents the average number of days an admitted patient stays in our hospitals.

For the Three Months Ended March 31, 2002 and 2001

     Revenues increased 17.7% to $181.6 million for the three months ended March 31, 2002 compared to $154.3 million for the three months ended March 31, 2001 primarily as a result of our two acquisitions during the fourth quarter of 2001 and an 8.0% increase in same hospital revenues. The 2001 acquisitions increased the growth in our actual revenues by $15.0 million while same hospital revenues increased by $12.3 million. The 8.0% increase in same hospital revenues resulted primarily from a 2.1% increase in same hospital equivalent admissions and a 5.7% increase in same hospital revenues per equivalent admission. In addition, total surgeries and outpatient surgeries increased 8.6% and 11.0%, respectively, on a same hospital basis for the three months ended March 31, 2002 over the same period last year. The growth in outpatient surgeries increased our revenue; however, these outpatient revenues lower our growth in revenues per equivalent admission as revenues from outpatient services are generally lower than inpatient services.

     Our total costs did not increase at the same rate as our revenues. The increase in volumes and revenues per equivalent admission contributed to the reduction of our total operating expenses as a percentage of revenues because we were able to spread our operating costs over an increased base of revenues.

     Salaries and benefits decreased as a percentage of revenues to 39.0% for the three months ended March 31, 2002 from 39.1% for the three months ended March 31, 2001 primarily as a result of improvements in labor productivity and an increase in revenues per equivalent admission. Man-hours per equivalent admission decreased 1.7% over the same period last year. The decrease in salaries and benefits as a percentage of revenues was partially offset by a 5.0% increase in salaries and benefits per man-hour for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. On a same hospital basis, salaries and benefits decreased as a percentage of revenues to 38.5% for the three months ended March 31, 2002 from 39.2% over the same period last year.

     Supply costs decreased slightly as a percentage of revenues to 12.6% for the three months ended March 31, 2002 from 12.7% for the three months ended March 31, 2001 primarily as a result of the benefit from group purchasing and an increase in our net revenues per equivalent admission. However, the cost of supplies per equivalent admission increased 2.7% primarily as a result of increases in the number of surgeries performed by us during the three months ended March 31, 2002 compared to the three months ended March 31, 2001 as supply costs incurred in connection with surgeries are higher than supply costs incurred for other procedures. Total surgeries increased 17.3% over the same period last year. On a same hospital basis, supply costs decreased as a percentage of revenues to 12.4% for the three months ended March 31, 2002 from 12.7% over the same period last year.

     Other operating expenses decreased as a percentage of revenues to 17.7% for the three months ended March 31, 2002 from 18.4% for the three months ended March 31, 2001. The decrease was primarily the result of reductions in certain professional fees, lower utility costs due to a mild winter, and control of physician recruiting costs. On a same hospital basis, other operating expenses decreased as a percentage of revenues to 17.8% for the three months ended March 31, 2002 from 18.3% over the same period last year.

     Provision for doubtful accounts decreased as a percentage of revenues to 7.3% for the three months ended March 31, 2002 from 7.8% for the three months ended March 31, 2001 primarily as a result of an improvement in collections. On a same hospital basis, provision for doubtful accounts decreased as a percentage of revenues to 7.2% for the three months ended March 31, 2002 from 7.8% over the same period last year.

     Depreciation and amortization expense increased to $9.4 million for the three months ended March 31, 2002 compared to $8.1 million for the three months ended March 31, 2001 primarily as a result of our two acquisitions during the fourth quarter of 2001 and the capital expenditures during the past year. This was partially offset by the cessation of goodwill amortization required by SFAS 142, which was effective January 1, 2002. Goodwill amortization during the three months ended March 31, 2001 was $0.4 million.

     Net interest expense decreased to $4.1 million for the three months ended March 31, 2002 from $6.5 million for the three months ended March 31, 2001. This decrease was primarily the result of our repayment of the remaining bank debt borrowings outstanding during the first half of 2001.

     ESOP expense decreased slightly to $2.5 million for the three months ended March 31, 2002 from $2.6 million for the three months ended March 31, 2001. This decrease was primarily because of a lower average fair market value of our common stock for the three months ended March 31, 2002 compared to the same period last year. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

     During the three months ended March 31, 2001, we recorded a $0.5 million pre-tax gain related to the favorable settlement of the sale of a facility for which we previously recorded an impairment charge.

     Minority interests in earnings of consolidated entity increased to $0.7 million for the three months ended March 31, 2002 compared to $0.6 million for the three months ended March 31, 2001 primarily because of an increase in the pre-tax income of our non-wholly owned hospital.

     The provision for income taxes increased to $11.4 million for the three months ended March 31, 2002 compared to $8.1 million for the three months ended March 31, 2001. These provisions reflect effective income tax rates of 44.3% for the three months ended March 31, 2002 compared to 48.4% for the three months ended March 31, 2001. The decrease in the effective rate resulted from the decrease in ESOP expense and higher pre-tax income.

     Net income increased to $13.7 million for the three months ended March 31, 2002 compared to $8.6 million for the three months ended March 31, 2001 because of the reasons described above.

Liquidity and Capital Resources

     Our cash and cash equivalents increased to $73.8 million at March 31, 2002, from $57.2 million at December 31, 2001. The increase is primarily from $34.2 million provided by operating activities offset in part by $10.1 million and $7.5 million used in investing and financing activities, respectively.

     Our working capital increased to $98.4 million at March 31, 2002 compared to $82.7 million at December 31, 2001, and our cash provided by operating activities decreased to $34.2 million in the three months ended March 31, 2002 from $37.6 million in the same period last year. The increase in working capital resulted primarily from an increase in our revenues which led to an increase in accounts receivable and was partially offset by increases in income taxes payable and estimated third-party payor settlements. The decrease in cash provided by operating activities was primarily the result of a timing difference in accrued salaries and benefits and a larger increase in accounts receivable due to higher revenues during the three months ended March 31, 2002 compared to the same period last year.

     The use of our cash in investing activities increased to $10.1 million in the three months ended March 31, 2002 from $9.4 million in the same period last year primarily as a result of an increase in capital expenditures. Capital expenditures increased to $10.0 million during the three months ended March 31, 2002 compared to $9.4 million during the same period last year. At March 31, 2002, we had projects under construction that had an estimated additional cost to complete and equip of approximately $47.1 million. We anticipate that these projects will be completed over the next thirty-six months. We anticipate total capital expenditures in 2002 of approximately $65 million, excluding acquisitions. We anticipate funding these expenditures through cash provided by operating activities and borrowings under our revolving credit facility.

     In response to the increasing demand for outpatient care, we are reconfiguring some of our hospitals to more effectively accommodate outpatient services and restructuring existing surgical capacity in some of our hospitals to permit additional outpatient volume and a greater variety of outpatient services.

     We used cash in financing activities of $7.5 million during the three months ended March 31, 2002 compared to cash provided by financing activities of $78.7 million during the same period last year. During the three months ended March 31, 2002, we repurchased $7.5 million of our 10 3/4% senior subordinated notes due 2009 and paid a $1.1 million premium on these repurchases. During the three months ended March 31, 2001, we received $100.4 million from our public offering of common stock and we repaid $22.2 million of bank debt.

     Subsequent to March 31, 2002, we repurchased an additional $57.5 million of our senior subordinated notes and paid $9.8 million in premiums related to these additional repurchases.

     We borrowed $30 million on May 1, 2002 from our $200 million revolving credit facility. In addition, as of May 1, 2002, we had a $19.8 million letter of credit which reduced the amount available under our revolving credit facility.

     The following table reflects a summary of our obligations and commitments outstanding at March 31, 2002:

CONTRACTUAL CASH OBLIGATIONS		LESS THAN
(PAYMENTS DUE BY PERIOD)	TOTAL	1 YEAR	1-3 YEARS	4-5 YEARS	AFTER 5 YEARS

	(in millions)
Long-term debt	$142.5	$—	$—	$—	$142.5
Lease obligations(a)	15.5	4.1	5.3	2.5	3.6
Other long-term obligations	0.1	—	0.1	—	—

Subtotal	$158.1	$4.1	$5.4	$2.5	$146.1

OTHER COMMERCIAL COMMITMENTS
(AMOUNT OF COMMITMENT EXPIRATION PER PERIOD)

Guarantees of surety bonds	$0.5	$0.5	$—	$—	$—
Letters of credit	19.8	19.8	—	—	—
Capital expenditure commitments	11.4	3.2	8.2	—	—
Physician commitments	18.3	11.6	4.4	2.3	—

Subtotal	$50.0	$35.1	$12.6	$2.3	$—

Total obligations and commitments	$208.1	$39.2	$18.0	$4.8	$146.1

(a)  Includes capital and operating lease obligations; capital lease obligations are not material.

     We are in compliance with all covenants and other requirements set forth in our credit agreements and indentures. Further, these agreements do not contain provisions that would accelerate the maturity dates of our debt upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new credit facilities in the future and could increase the cost of such facilities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Impact of Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, (the “Statements”). These Statements make significant changes to the accounting for business combinations, goodwill and intangible assets.

     SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS 141 was effective for transactions completed subsequent to June 30, 2001. The application of SFAS 141 did not have a material effect on our results of operations or financial position.

     Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS 142 effective January 1, 2002. Application of the non-amortization provisions of SFAS 142 for goodwill would have resulted in an increase in income before extraordinary items and net income of approximately $0.4 million ($0.3 million, after-tax or $0.01 per diluted share) for the three months ended March 31, 2001. Pursuant to SFAS 142, we will complete our transition impairment tests of goodwill during the second quarter of 2002. We anticipate no impairment and will perform our initial annual impairment test later in 2002.

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

     In August 2001, the FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS 121. SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years and, generally, are to be applied prospectively. SFAS 144 did not have a material effect on our results of operations or financial position.

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under certain provisions of SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classifications as an extraordinary item should be reclassified upon adoption. Had we adopted SFAS 145 in the first quarter of fiscal year 2002, the extraordinary loss on early retirement of debt of $1.3 million, gross of the $0.5 million effect of income taxes, would have been reflected in income before income taxes. There would be no resulting change in net income.

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

     HCA is a defendant in several qui tam actions, or actions brought by private parties, known as relators, on behalf of the United States of America, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Clams Act, 31 U.S.C. ss. 3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the federal government, civil penalties of not less than $5,500 nor more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that, on March 15, 2001, the Department of Justice filed a status report setting forth the government’s decisions regarding intervention in existing qui tam actions against HCA and filed formal complaints for those suits in which the government has intervened. HCA stated that, of the original 30 qui tam actions, the Department of Justice remains active and has elected to intervene in eight actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

     Based on our review of HCA’s public filings, we understand that, in December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney’s Offices (which we will refer to as the plea agreement) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (which we will refer to as the civil agreement). Based on our review of HCA’s public filings, we understand that the agreements resolve all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. Pursuant to the plea agreement, HCA paid the government $95 million during the first quarter of 2001. The civil agreement was approved by the Federal District Court of the District of Columbia in August 2001. Pursuant to the civil agreement, HCA agreed to pay the government $745 million plus interest, which was paid in the third quarter of 2001. Based on our review of HCA’s public filings, we understand that certain civil issues are not covered by the civil agreement and remain outstanding, including claims related to cost reports and physician relations issues. The plea agreement and the civil agreement relate only to conduct that was the subject of the federal investigations resolved in the agreements and do not resolve various qui tam actions filed by private parties against HCA, or pending state actions.

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

General Liability Claims

     We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts, for wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request punitive or other damages against us that may not be covered by insurance. We are currently not a party to any proceeding which, in management’s opinion, would have a material adverse effect on our business, financial condition or results of operations.

Corporate Integrity Agreement

     In December 2000, we entered into a corporate integrity agreement with the Office of Inspector General and agreed to maintain its compliance program in accordance with the corporate integrity agreement. This agreement was amended in May 2002. Complying with the compliance measures and reporting and auditing requirements of the corporate integrity agreement will require additional efforts and costs. Failure to comply with the terms of the corporate integrity agreement could subject us to significant monetary penalties.

Physician Commitments

     We have committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities in which we serve. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, we may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. We have committed to advance amounts of approximately $18.3 million at March 31, 2002. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven prorata over a period of 48 months contingent upon the physician continuing to practice in the respective community.

Acquisitions

     We have acquired and will continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although we institute policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that we will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although we generally seek to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

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

Unfiled Medicare Cost Reports

     Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a Prospective Payment System, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. Since implementation of outpatient PPS in August 2000, the due dates of all Medicare cost reports have been extended due to a delay in receiving certain government reports. We anticipate filing several cost reports with extended due dates during the later half of 2002. Because of the extensions, the magnitude of potential adjustments and changes in estimates is significantly greater at March 31, 2002 than in recent periods.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

     During the three months ended March 31, 2002 there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2001.

Part II: Other Information

Item 6: Exhibits and Reports on Form 8-K

     (a)  List of Exhibits:

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of LifePoint Hospitals, Inc. (i)

3.2	Bylaws of LifePoint Hospitals, Inc. (i)

3.3	Certificate of Incorporation of LifePoint Hospitals Holdings, Inc. (ii)

3.4	Bylaws of LifePoint Hospitals Holdings, Inc. (ii)

10.1	Form of Amendment to the Corporate Integrity Agreement

(i)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(ii)	Incorporated by reference from the LifePoint Hospitals Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

(b) Reports on Form 8-K filed during the three months ended March 31, 2002:

     On January 7, 2002, we furnished information pursuant to Item 9 of Form 8-K announcing our participation in the J.P. Morgan H & Q 20th Annual Healthcare Conference held January 7 – 10, 2002 in San Francisco, CA.

     On January 22, 2002, we furnished information pursuant to Item 9 of Form 8-K concerning the webcast of our fourth quarter 2001 and year-end 2001 earnings results.

     On February 5, 2002, we furnished pursuant to Item 9 of Form 8-K copies of our two press releases issued on February 4, 2002. The first press release contained our participation in an investor conference. The second press release contained our fourth quarter 2001 and year-end 2001 earnings results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LifePoint Hospitals, Inc.

Date: May 7, 2002	/s/Michael J. Culotta

Michael J. Culotta
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

LifePoint Hospitals Holdings, Inc.

Date: May 7, 2002	/s/Michael J. Culotta

Michael J. Culotta
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of LifePoint Hospitals, Inc. (i)

3.2	Bylaws of LifePoint Hospitals, Inc. (i)

3.3	Certificate of Incorporation of LifePoint Hospitals Holdings, Inc. (ii)

3.4	Bylaws of LifePoint Hospitals Holdings, Inc. (ii)

10.1	Form of Amendment to the Corporate Integrity Agreement

(i)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(ii)	Incorporated by reference from the LifePoint Hospitals Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.