Form 10-Q
period 2002-06-30
LIFEPOINT HOSPITALS INC
filed 2002-08-14
CIK 1074772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 0-29818

LifePoint Hospitals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2165845 (IRS Employer Identification No.)

103 Powell Court Brentwood, Tennessee (Address of principal executive offices)	37027 (Zip Code)

(615) 372-8500
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒   NO   ☐

Commission file number 333-84755

LifePoint Hospitals Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2167869 (IRS Employer Identification No.)

103 Powell Court Brentwood, Tennessee (Address of principal executive offices)	37027 (Zip Code)

(615) 372-8500
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒   NO   ☐

     As of July 31, 2002, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 39,474,776 and all of the shares of Common Stock of LifePoint Hospitals Holdings, Inc. were owned by LifePoint Hospitals, Inc.

Part I: Financial Information

Item 1: Financial Statements

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED
(Dollars in millions, except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Revenues	$177.9	$151.6	$359.5	$305.9

Salaries and benefits	70.9	59.4	141.6	119.7
Supplies	21.9	18.8	44.8	38.4
Other operating expenses	33.3	31.0	65.5	59.4
Provision for doubtful accounts	13.1	10.6	26.3	22.6
Depreciation and amortization	9.7	8.5	19.1	16.6
Interest expense, net	2.8	3.7	6.9	10.2
ESOP expense	2.7	2.4	5.2	5.0
Gain on previously impaired assets	—	—	—	(0.5)

	154.4	134.4	309.4	271.4

Income before minority interests, income taxes and extraordinary item	23.5	17.2	50.1	34.5
Minority interests in earnings of consolidated entity	0.8	0.7	1.5	1.3

Income before income taxes and extraordinary item	22.7	16.5	48.6	33.2
Provision for income taxes	9.6	8.0	21.0	16.1

Income before extraordinary item	13.1	8.5	27.6	17.1
Extraordinary loss on early retirement of debt, net of taxes	15.6	1.6	16.4	1.6

Net income (loss)	$(2.5)	$6.9	$11.2	$15.5

Basic earnings (loss) per share:
Income before extraordinary item	$0.35	$0.23	$0.74	$0.50
Extraordinary loss on early retirement of debt	(0.42)	(0.04)	(0.44)	(0.05)

Net income (loss)	$(0.07)	$0.19	$0.30	$0.45

Diluted earnings (loss) per share:
Income before extraordinary item	$0.34	$0.22	$0.71	$0.47
Extraordinary loss on early retirement of debt	(0.40)	(0.04)	(0.41)	(0.04)

Net income (loss)	$(0.06)	$0.18	$0.30	$0.43

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	37,485	36,236	37,394	34,420

Diluted	38,667	37,662	39,728	35,875

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	JUNE 30,	DECEMBER 31,
	2002	2001

	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$155.1	$57.2
Short-term investments	21.5	—
Accounts receivable, less allowances for doubtful accounts of $61.6 at June 30, 2002 and $59.0 at December 31, 2001	74.9	56.7
Inventories	16.8	16.3
Deferred income taxes and other current assets	25.3	18.7

	293.6	148.9
Property and equipment:
Land	10.7	10.7
Buildings and improvements	262.9	262.0
Equipment	277.7	263.4
Construction in progress (estimated cost to complete and equip after June 30, 2002 - $56.0)	20.2	7.2

	571.5	543.3
Accumulated depreciation	(223.1)	(204.9)

	348.4	338.4
Deferred loan costs, net	9.9	7.1
Goodwill	47.2	47.1
Other	12.5	12.8

	$711.6	$554.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18.5	$19.0
Accrued salaries	18.4	18.6
Other current liabilities	17.7	10.7
Estimated third-party payor settlements	22.3	17.9

	76.9	66.2
Long-term debt	272.0	150.0
Deferred income taxes	21.7	21.0
Professional liability risks and other liabilities	21.5	16.9

Minority interests in equity of consolidated entity	4.5	5.2

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 39,455,339 shares and 39,276,745 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	0.4	0.4
Capital in excess of par value	292.2	285.0
Unearned ESOP compensation	(20.9)	(22.5)
Notes receivable for shares sold to employees	(5.7)	(5.7)
Retained earnings	49.0	37.8

	315.0	295.0

	$711.6	$554.3

(1)	Derived from audited financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED
(In millions)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2002	2001	2002	2001

Cash flows from operating activities:
Net income (loss)	$(2.5)	$6.9	$11.2	$15.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.7	8.5	19.1	16.6
ESOP expense	2.7	2.4	5.2	5.0
Minority interests in earnings of consolidated entity	0.8	0.7	1.5	1.3
Deferred income taxes (benefit)	(1.2)	(0.2)	(0.8)	(0.7)
Reserve for professional liability risks, net	2.0	2.7	5.1	4.1
Extraordinary loss on early retirement of debt	25.0	2.6	26.3	2.6
Gain on previously impaired assets	—	—	—	(0.5)
Tax benefit from stock option exercises	0.3	0.7	1.0	0.7
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2.6	4.0	(18.2)	(9.5)
Inventories and other current assets	(1.7)	0.1	(3.1)	0.2
Accounts payable and accrued expenses	2.6	(4.6)	4.1	2.8
Income taxes payable	(14.5)	(5.6)	(2.5)	3.1
Estimated third-party payor settlements	(6.9)	(5.4)	4.4	8.9
Other	(0.5)	0.2	(0.7)	0.5

Net cash provided by operating activities	18.4	13.0	52.6	50.6
Cash flows from investing activities:
Purchases of property and equipment, net	(16.8)	(13.2)	(26.8)	(22.6)
Purchase of facility	—	(5.7)	—	(5.7)
Purchases of short-term investments	(21.5)	—	(21.5)	—
Other	(1.2)	4.8	(1.3)	4.8

Net cash used in investing activities	(39.5)	(14.1)	(49.6)	(23.5)
Cash flows from financing activities:
Proceeds from stock offering, net	—	—	—	100.4
Repayments of bank debt	—	(117.1)	—	(139.3)
Repurchases of senior subordinated notes	(141.7)	—	(150.3)	—
Proceeds from issuance of convertible notes, net	242.7	—	242.7	—
Proceeds from exercise of stock options	1.0	1.2	2.2	1.5
Other	0.4	(0.1)	0.3	0.1

Net cash provided by (used in) financing activities	102.4	(116.0)	94.9	(37.3)

Change in cash and cash equivalents	81.3	(117.1)	97.9	(10.2)
Cash and cash equivalents at beginning of period	73.8	146.6	57.2	39.7

Cash and cash equivalents at end of period	$155.1	$29.5	$155.1	$29.5

Interest payments, net	$7.8	$9.1	$8.4	$12.2
Income taxes paid , net	$15.4	$11.8	$13.2	$11.8

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

     At June 30, 2002, the Company was comprised of 23 general, acute care hospitals and related health care entities located in non-urban areas in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for income before extraordinary item (income in millions and shares in thousands):

	Three months ended		Six months ended
	June 30		June 30

	2002*	2001	2002	2001

Numerator:
Numerator for basic earnings per share- Income before extraordinary item	$13.1	$8.5	$27.6	$17.1
Effect of convertible notes	—	—	0.8	—

Numerator for diluted earnings per share - Income before extraordinary item	$13.1	$8.5	$28.4	$17.1

Denominator:
Denominator for basic earnings per share – weighted average shares	37,485	36,236	37,394	34,420
Effect of dilutive securities:
Employee stock options	1,097	1,426	1,079	1,455
Other	85	—	88	—
Convertible notes	—	—	1,167	—

Denominator for diluted earnings per share – Adjusted weighted average shares	38,667	37,662	39,728	35,875

Basic income before extraordinary item per share	$0.35	$0.23	$0.74	$0.50

Diluted income before extraordinary item per share	$0.34	$0.22	$0.71	$0.47

*	The effect of the convertible notes and related interest expense to purchase 2,320 shares of common stock was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under certain provisions of SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classifications as an extraordinary item should be reclassified upon adoption. Had the Company adopted SFAS 145 in the first quarter of fiscal year 2001, the extraordinary loss on early retirement of debt of $25.0 million and $26.3 million, before the $9.4 million and $9.9 million effect of income taxes, for the three months and six months ended June 30, 2002, respectively, would have been reflected in income before income taxes. In addition, the extraordinary loss on early retirement of debt of $2.6 million, before the $1.0 million effect of income taxes for the three months and six months ended June 30, 2001, would also have been reflected in income before income taxes. There would be no resulting change in net income.

     Because of the nature of the earnings per share calculation regarding antidilution of the convertible securities and the effect of applying SFAS 145, the computation of basic and diluted earnings (loss) per share would have been as follows if the Company had adopted SFAS 145 on January 1, 2001 (income in millions and shares in thousands):

	Three months ended		Six months ended
	June 30		June 30

	2002[a]	2001	2002[b]	2001

Numerator:
Numerator for basic earnings (loss) per share – Net income	$(2.5)	$6.9	$11.2	$15.5
Effect of convertible notes	—	—	—	—

Numerator for diluted earnings (loss) per share	$(2.5)	$6.9	$11.2	$15.5

Denominator:
Denominator for basic earnings (loss) per share- Weighted average shares	37,485	36,236	37,394	34,420
Effect of dilutive securities:
Employee stock options	—	1,426	1,079	1,455
Other	—	—	88	—
Convertible notes	—	—	—	—

Denominator for diluted earnings (loss) per share- Adjusted weighted average shares	37,485	37,662	38,561	35,875

Basic earnings (loss) per share	$(0.07)	$0.19	$0.30	$0.45

Diluted earnings (loss) per share	$(0.07)	$0.18	$0.29	$0.43

[a]	The effect of the convertible notes and related interest expense to purchase 2,320 shares of common stock and the effect of the employee stock options and other to purchase 1,182 shares of common stock were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

[b]	The effect of the convertible notes and related interest expense to purchase 1,167 shares of common stock was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate the adoption of this standard to impact its results of operations.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

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

     Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 effective January 1, 2002. Pursuant to SFAS 142, the Company completed its transition impairment tests of goodwill during the second quarter of 2002 and did not incur an impairment charge. The Company will perform its initial annual impairment test later in 2002 in accordance with SFAS 142.

     The table below shows the Company’s income before extraordinary loss and net income (loss) for the three months and six months ended June 30, 2002 and 2001 adjusted for the cessation of goodwill amortization required by the new standard as if it had occurred as of January 1, 2001 (dollars in millions except per share amounts):

	Three months ended		Six months ended
	June 30		June 30

	2002	2001	2002	2001

Income before extraordinary loss, as reported	$13.1	$8.5	$27.6	$17.1
Goodwill amortization, net of applicable income tax benefits	—	0.3	—	0.6

Adjusted income before extraordinary loss	$13.1	$8.8	$27.6	$17.7

Net income (loss), as reported	$(2.5)	$6.9	$11.2	$15.5
Goodwill amortization, net of applicable income tax benefits	—	0.3	—	0.6

Adjusted net income (loss)	$(2.5)	$7.2	$11.2	$16.1

Diluted earnings per share:
Income before extraordinary loss, as reported	$0.34	$0.22	$0.71	$0.47
Goodwill amortization, net of applicable income tax benefits	—	0.01	—	0.02

Adjusted income before extraordinary loss	$0.34	$0.23	$0.71	$0.49

Diluted earnings (loss) per share:
Net income (loss), as reported	$(0.06)	$0.18	$0.30	$0.43
Goodwill amortization, net of applicable income tax benefits	—	0.01	—	0.02

Adjusted net income (loss)	$(0.06)	$0.19	$0.30	$0.45

NOTE 5 – ISSUANCE OF CONVERTIBLE NOTES

     Effective May 22, 2002, the Company sold $250 million of Convertible Subordinated Notes due June 1, 2009 (the “Convertible Notes”). The net proceeds were approximately $242.7 million and will be used for general corporate purposes, which may include capital improvements on the Company’s existing facilities, repurchases of the Company’s 10 3/4% senior subordinated notes and working capital. The Convertible Notes bear interest at the rate of 4 1/2% per year, payable semi-annually on June 1 and December 1, beginning on December 1, 2002. The Convertible Notes are convertible at the option of the holder at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $47.36 per share. The conversion price is subject to adjustment. The Company may redeem all or a portion of the Convertible Notes on or after June 3, 2005, at the then current redemption prices, plus accrued and unpaid interest. Convertible Notes holders may require the Company to repurchase all of the holder’s Convertible Notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The Convertible Notes are unsecured and subordinated to the Company’s existing and future senior indebtedness and senior subordinated indebtedness. The Convertible Notes rank junior to the Company’s subsidiary liabilities. The indenture does not contain any financial covenants. A total of 5,278,825 shares of common stock have been reserved for issuance upon conversion of the Convertible Notes.

NOTE 6 – REPURCHASE OF SENIOR SUBORDINATED NOTES

     During the six months ended June 30, 2002, the Company repurchased $128.0 million of its 10 3/4% Senior Subordinated Notes due 2009 (the “Notes”) and paid a $22.3 million premium on these repurchases. In connection with these repurchases, the Company recorded an extraordinary charge from early retirement of debt in the amount of $16.4 million, net of tax benefits of $9.9 million.

     Subsequent to June 30, 2002 (after the Company’s earnings release date of July 22, 2002), the Company repurchased an additional $17.8 million of the Notes and paid $3.3 million in premiums related to these additional repurchases. The Company will incur an additional extraordinary charge to income of $2.4 million, net of tax benefits of $1.5 million, during the three months ended September 30, 2002 as a result of these additional repurchases. As of August 12, 2002, $4.2 million of the Notes remain outstanding.

NOTE 7 – CONTINGENCIES

HCA Investigations, Litigation and Indemnification Rights

     HCA, Inc. is currently the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payor actions and general liability claims. HCA is also the subject of a formal order of investigation by the SEC. Based on the Company’s review of HCA’s public filings, the Company understands that the SEC’s investigation of HCA includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the federal securities laws. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before the Company’s formation as an independent company, owned the facilities the Company now owns.

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

Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company has committed to advance amounts of approximately $17.1 million at June 30, 2002. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community.

Unfiled Medicare Cost Reports

     Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a Prospective Payment System, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. Since implementation of outpatient PPS in August 2000, the due dates of all Medicare cost reports have been extended due to a delay in receiving certain government reports. The Company anticipates filing all delayed cost reports with extended due dates during the later half of 2002. Because of the extensions, the magnitude of potential adjustments and changes in estimates is significantly greater at June 30, 2002 than in recent periods.

     Net adjustments to estimated third-party payor settlements resulted in an increase to net revenues of $2.1 million for the six months ended June 30, 2002 compared to $0.8 million for the same period last year. Net adjustments of $1.7 million out of the $2.1 million mentioned above relate to outpatient PPS revenues on 11 cost reports. The Company still has 22 cost reports to file which include outpatient PPS revenues.

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

NOTE 8 – RELATED PARTY TRANSACTION

     As part of an employee’s relocation package, the Company purchased the employee’s house at the appraised value of $650,000 in May 2002. The house is currently listed for sale and the Company does not anticipate a material effect on its financial statements when it is sold.

NOTE 9 – SUBSEQUENT EVENT

     On August 12, 2002, the Company entered into a definitive agreement to acquire 100-bed Russellville Hospital in Russellville, Alabama for approximately $21 million, including working capital. The Company anticipates using its available cash to finance the cost of this transaction. The hospital had revenues of approximately $27 million for the twelve months ended June 30, 2002. This purchase is anticipated to be completed and closed in early October 2002.

NOTE 10 – SENIOR SUBORDINATED NOTES

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

     At June 30, 2002, all but one of the Subsidiary Guarantors were wholly owned and fully and unconditionally guaranteed the Notes. Separate financial statements and other disclosures of the wholly owned Subsidiary Guarantors are not presented because management believes that such separate financial statements and disclosures would not provide additional material information to investors. The Company’s only non-wholly owned Subsidiary, Dodge City Healthcare Group, L.P. is consolidated and all of its assets, liabilities, equity and earnings of this entity fully and unconditionally, jointly and severally guarantee the Notes. The Company owns approximately 70% of the partnership interests in this mostly owned Subsidiary Guarantor.

     Presented below is summarized condensed unaudited consolidating financial information for the Company and its subsidiaries as of June 30, 2002 and December 31, 2001, and for the three months and six months ended June 30, 2002 and 2001 segregating the parent company, the issuer of the Notes (LifePoint Hospitals Holdings, Inc.), the combined wholly owned Subsidiary Guarantors, the mostly owned Subsidiary Guarantor and eliminations.

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2002
(IN MILLIONS)

			Wholly Owned	Mostly Owned
		Issuer	Subsidiary	Subsidiary		Consolidated
	Parent	of Notes	Guarantors	Guarantor	Eliminations	Total

Revenues	$—	$—	$169.3	$8.6	$—	$177.9

Salaries and benefits	—	—	68.3	2.6	—	70.9
Supplies	—	—	20.8	1.1	—	21.9
Other operating expenses	—	—	32.1	1.2	—	33.3
Provision for doubtful accounts	—	—	12.5	0.6	—	13.1
Depreciation and amortization	—	—	9.1	0.6	—	9.7
Management fees	—	—	(0.1)	0.1	—	—
Interest expense, net	—	3.6	(0.7)	(0.1)	—	2.8
ESOP expense	—	—	2.6	0.1	—	2.7
Equity in earnings of affiliates	2.5	(16.7)	—	—	14.2	—

	2.5	(13.1)	144.6	6.2	14.2	154.4

Income (loss) before minority interests, income taxes and extraordinary item	(2.5)	13.1	24.7	2.4	(14.2)	23.5
Minority interests in earnings of consolidated entity	—	0.8	—	—	—	0.8

Income (loss) before income taxes and extraordinary item	(2.5)	12.3	24.7	2.4	(14.2)	22.7
Provision (benefit) for income taxes	—	(0.8)	10.4	—	—	9.6

Income (loss) before extraordinary item	(2.5)	13.1	14.3	2.4	(14.2)	13.1
Extraordinary loss on early retirement of debt, net	—	15.6	—	—	—	15.6

Net income (loss)	$(2.5)	$(2.5)	$14.3	$2.4	$(14.2)	$(2.5)

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001
(IN MILLIONS)

			Wholly Owned	Mostly Owned
		Issuer	Subsidiary	Subsidiary		Consolidated
	Parent	of Notes	Guarantors	Guarantor	Eliminations	Total

Revenues	$—	$—	$143.3	$8.3	$—	$151.6

Salaries and benefits	—	—	56.8	2.6	—	59.4
Supplies	—	—	17.8	1.0	—	18.8
Other operating expenses	—	—	29.7	1.3	—	31.0
Provision for doubtful accounts	—	—	10.3	0.3	—	10.6
Depreciation and amortization	—	—	8.0	0.5	—	8.5
Management fees	—	—	(0.1)	0.1	—	—
Interest expense, net	—	4.6	(0.9)	—	—	3.7
ESOP expense	—	—	2.3	0.1	—	2.4
Equity in earnings of affiliates	(6.9)	(12.3)	—	—	19.2	—

	(6.9)	(7.7)	123.9	5.9	19.2	134.4

Income (loss) before minority interests, income taxes and extraordinary item	6.9	7.7	19.4	2.4	(19.2)	17.2
Minority interests in earnings of consolidated entity	—	0.7	—	—	—	0.7

Income (loss) before income taxes and extraordinary item	6.9	7.0	19.4	2.4	(19.2)	16.5
Provision (benefit) for income taxes	—	(1.5)	9.5	—	—	8.0

Income (loss) before extraordinary item	6.9	8.5	9.9	2.4	(19.2)	8.5
Extraordinary loss on early retirement of debt, net	—	1.6	—	—	—	1.6

Net income (loss)	$6.9	$6.9	$9.9	$2.4	$(19.2)	$6.9

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

(IN MILLIONS)

			Wholly Owned	Mostly Owned
		Issuer	Subsidiary	Subsidiary		Consolidated
	Parent	of Notes	Guarantors	Guarantor	Eliminations	Total

Revenues	$—	$—	$342.4	$17.1	$—	$359.5

Salaries and benefits	—	—	136.4	5.2	—	141.6
Supplies	—	—	42.7	2.1	—	44.8
Other operating expenses	—	—	63.1	2.4	—	65.5
Provision for doubtful accounts	—	—	24.9	1.4	—	26.3
Depreciation and amortization	—	—	18.2	0.9	—	19.1
Management fees	—	—	(0.3)	0.3	—	—
Interest expense, net	—	8.0	(0.9)	(0.2)	—	6.9
ESOP expense	—	—	5.0	0.2	—	5.2
Equity in earnings of affiliates	(11.2)	(35.1)	—	—	46.3	—

	(11.2)	(27.1)	289.1	12.3	46.3	309.4

Income (loss) before minority interests, income taxes and extraordinary item	11.2	27.1	53.3	4.8	(46.3)	50.1
Minority interests in earnings of consolidated entity	—	1.5	—	—	—	1.5

Income (loss) before income taxes and extraordinary item	11.2	25.6	53.3	4.8	(46.3)	48.6
Provision (benefit) for income taxes	—	(2.0)	23.0	—	—	21.0

Income (loss) before extraordinary item	11.2	27.6	30.3	4.8	(46.3)	27.6
Extraordinary loss on early retirement of debt, net	—	16.4	—	—	—	16.4

Net income (loss)	$11.2	$11.2	$30.3	$4.8	$(46.3)	$11.2

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001

(IN MILLIONS)

			Wholly Owned	Mostly Owned
		Issuer	Subsidiary	Subsidiary		Consolidated
	Parent	of Notes	Guarantors	Guarantor	Eliminations	Total

Revenues	$—	$—	$289.7	$16.2	$—	$305.9

Salaries and benefits	—	—	114.6	5.1	—	119.7
Supplies	—	—	36.4	2.0	—	38.4
Other operating expenses	—	—	57.1	2.3	—	59.4
Provision for doubtful accounts	—	—	21.7	0.9	—	22.6
Depreciation and amortization	—	—	15.7	0.9	—	16.6
Management fees	—	—	(0.3)	0.3	—	—
Interest expense, net	—	12.2	(2.0)	—	—	10.2
ESOP expense	—	—	4.8	0.2	—	5.0
Gain on previously impaired assets	—	—	(0.5)	—	—	(0.5)
Equity in earnings of affiliates	(15.5)	(26.2)	—	—	41.7	—

	(15.5)	(14.0)	247.5	11.7	41.7	271.4

Income (loss) before minority interests, income taxes and extraordinary item	15.5	14.0	42.2	4.5	(41.7)	34.5
Minority interests in earnings of consolidated entity	—	1.3	—	—	—	1.3

Income (loss) before income taxes and extraordinary item	15.5	12.7	42.2	4.5	(41.7)	33.2
Provision (benefit) for income taxes	—	(4.4)	20.5	—	—	16.1

Income (loss) before extraordinary item	15.5	17.1	21.7	4.5	(41.7)	17.1
Extraordinary loss on early retirement of debt, net	—	1.6	—	—	—	1.6

Net income (loss)	$15.5	$15.5	$21.7	$4.5	$(41.7)	$15.5

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2002

(IN MILLIONS)

			Wholly Owned	Mostly Owned
		Issuer	Subsidiary	Subsidiary		Consolidated
	Parent	of Notes	Guarantors	Guarantor	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$155.1	$—	$—	$155.1
Short-term investments	—	—	21.5	—	—	21.5
Accounts receivable, net	—	—	69.5	5.4	—	74.9
Inventories	—	—	15.7	1.1	—	16.8
Deferred income taxes and other current assets	—	—	25.2	0.1	—	25.3

	—	—	287.0	6.6	—	293.6
Property and equipment:
Land	—	—	10.4	0.3	—	10.7
Buildings and improvements	—	—	253.0	9.9	—	262.9
Equipment	—	—	266.5	11.2	—	277.7
Construction in progress	—	—	19.0	1.2	—	20.2

	—	—	548.9	22.6	—	571.5
Accumulated depreciation	—	—	(208.9)	(14.2)	—	(223.1)

			340.0	8.4	—	348.4
Net investment in and advances to subsidiaries	315.0	521.2	—	—	(836.2)	—
Deferred loan costs, net	7.3	2.6	—	—	—	9.9
Goodwill	—	—	37.3	9.9	—	47.2
Other	—	0.7	11.8	—	—	12.5

	$322.3	$524.5	$676.1	$24.9	$(836.2)	$711.6

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$—	$—	$17.9	$0.6	$—	$18.5
Accrued salaries	—	—	18.4	—	—	18.4
Other current liabilities	1.2	0.1	15.7	0.7	—	17.7
Estimated third party payor settlements	—	—	22.4	(0.1)	—	22.3

	1.2	0.1	74.4	1.2	—	76.9
Intercompany balances to affiliates	(243.9)	182.9	53.8	7.2	—	—
Long-term debt	250.0	22.0	—	—	—	272.0
Deferred income taxes	—	—	21.7	—	—	21.7
Professional liability risks and other liabilities	—	—	21.5	—	—	21.5

Minority interests in equity of consolidated entity	—	4.5	—	—	—	4.5

Stockholders’ equity	315.0	315.0	504.7	16.5	(836.2)	315.0

	$322.3	$524.5	$676.1	$24.9	$(836.2)	$711.6

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

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 30, 2002
(IN MILLIONS)

			Wholly Owned	Mostly Owned
		Issuer	Subsidiary	Subsidiary		Consolidated
	Parent	of Notes	Guarantors	Guarantor	Eliminations	Total

Cash flows from operating activities:
Net income	$11.2	$11.2	$30.3	$4.8	$(46.3)	$11.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(11.2)	(35.1)	—	—	46.3	—
Depreciation and amortization	—	—	18.2	0.9		19.1
ESOP expense	—	—	5.0	0.2		5.2
Minority interests in earnings of consolidated entity	—	1.5	—	—	—	1.5
Deferred income taxes (benefit)	—	—	(0.8)	—	—	(0.8)
Reserve for professional liability risks, net	—	—	5.1	—	—	5.1
Extraordinary loss on early retirement of debt	—	26.3	—	—	—	26.3
Tax benefit from stock option exercises	—	—	1.0	—	—	1.0
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	—	—	(17.8)	(0.4)	—	(18.2)
Inventories and other current assets	—	—	(3.0)	(0.1)	—	(3.1)
Accounts payable and accrued expenses	1.2	(1.9)	4.5	0.3	—	4.1
Income taxes payable	—	—	(2.5)	—	—	(2.5)
Estimated third-party payor settlements	—	—	4.6	(0.2)	—	4.4
Other	—	(5.3)	4.6	—	—	(0.7)

Net cash provided by (used in) operating activities	1.2	(3.3)	49.2	5.5	—	52.6
Cash flows from investing activities:
Purchases of property and equipment, net	—	—	(25.4)	(1.4)	—	(26.8)
Purchases of short-term investments	—	—	(21.5)	—	—	(21.5)
Other	—	(0.9)	(0.4)	—	—	(1.3)

Net cash used in investing activities	—	(0.9)	(47.3)	(1.4)	—	(49.6)
Cash flows from financing activities:
Repurchases of senior subordinated notes	—	(150.3)	—	—	—	(150.3)
Proceeds from issuance of convertible notes, net	242.7	—	—	—	—	242.7
Distributions	—	—	7.4	(7.4)	—	—
Proceeds from exercise of stock options	—	—	2.2	—	—	2.2
Increase (decrease) in intercompany balances with affiliates, net	(243.9)	154.2	86.4	3.3	—	—
Other	—	0.3	—	—	—	0.3

Net cash provided by (used in) financing activities	(1.2)	4.2	96.0	(4.1)	—	94.9

Change in cash and cash equivalents	—	—	97.9	—	—	97.9
Cash and cash equivalents at beginning of period	—	—	57.2	—	—	57.2

Cash and cash equivalents at end of period	$—	$—	$155.1	$—	$—	$155.1

LIFEPOINT HOSPITALS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001

(IN MILLIONS)

			Wholly	Mostly
			Owned	Owned
		Issuer of	Subsidiary	Subsidiary		Consolidated
	Parent	Notes	Guarantors	Guarantor	Eliminations	Total

Cash flows from operating activities:
Net income	$15.5	$15.5	$21.7	$4.5	$(41.7)	$15.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(15.5)	(26.2)	—	—	41.7	—
Depreciation and amortization	—	—	15.7	0.9	—	16.6
ESOP expense	—	—	4.8	0.2	—	5.0
Minority interests in earnings of consolidated entity	—	1.3	—	—	—	1.3
Deferred income taxes (benefit)	—	—	(0.7)	—	—	(0.7)
Reserve for professional liability risks, net	—	—	4.1	—	—	4.1
Gain on previously impaired assets	—	—	(0.5)	—	—	(0.5)
Extraordinary loss on early retirement of debt	—	2.6	—	—	—	2.6
Tax benefit from stock option exercises	—	—	0.7	—	—	0.7
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	—	—	(9.7)	0.2	—	(9.5)
Inventories and other current assets	—	—	0.2	—	—	0.2
Accounts payable and accrued expenses	—	(0.6)	3.4	—	—	2.8
Income taxes payable	—	—	3.1	—	—	3.1
Estimated third-party payor settlements	—	—	8.8	0.1	—	8.9
Other	—	1.0	(0.5)	—	—	0.5

Net cash (used in) provided by operating activities	—	(6.4)	51.1	5.9	—	50.6
Cash flows from investing activities:
Purchases of property and equipment, net	—	—	(22.1)	(0.5)	—	(22.6)
Purchase of facility	—	—	(5.7)	—	—	(5.7)
Other	—	(1.5)	6.3	—	—	4.8

Net cash used in investing activities	—	(1.5)	(21.5)	(0.5)	—	(23.5)
Cash flows from financing activities:
Proceeds from stock offering, net	—	100.4	—	—	—	100.4
Repayments of bank debt	—	(139.3)	—	—	—	(139.3)
Distributions	—	—	4.8	(4.8)	—	—
Proceeds from exercise of stock options	—	—	1.5	—	—	1.5
Increase (decrease) in intercompany balances with affiliates, net	—	46.7	(46.1)	(0.6)	—	—
Other	—	0.1	—	—	—	0.1

Net cash provided by (used in) financing activities	—	7.9	(39.8)	(5.4)	—	(37.3)

Change in cash and cash equivalents	—	—	(10.2)	—	—	(10.2)
Cash and cash equivalents at beginning of period	—	—	39.7	—	—	39.7

Cash and cash equivalents at end of period	$—	$—	$29.5	$—	$—	$29.5

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

     At June 30, 2002, we operated 23 general, acute care hospitals in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming.

Forward-Looking Statements

     This report and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by us, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations and future financial condition and results. These factors include, but are not limited to:

•	the highly competitive nature of the healthcare business including the competition to recruit general and specialized physicians;

•	the efforts of insurers, healthcare providers and others to contain healthcare costs;

•	possible changes in the Medicare program that may further limit reimbursements to healthcare providers and insurers;

•	the ability to attract and retain qualified management and personnel, including physicians, nurses and technicians, consistent with our expectations and targets;

•	changes in federal, state or local regulation affecting the healthcare industry;

•	the possible enactment of federal or state healthcare reform;

•	the possibility that any favorable governmental reimbursement changes will be delayed or abandoned because of the focus of Congress on the recent terrorist attacks and the resulting reallocation of governmental resources;

•	our ability to acquire hospitals on favorable terms and to successfully complete budgeted capital improvements of our existing facilities;

•	liabilities and other claims asserted against us;

•	uncertainty associated with the HIPAA regulations;

•	the ability to enter into, renegotiate and renew payor arrangements on acceptable terms;

•	the availability and terms of capital to fund our business strategy;

•	the availability, cost and terms of insurance coverage for our hospitals and physicians who practice at our hospitals;

•	implementation of our business strategy and development plans;

•	our ongoing efforts to monitor, maintain and comply with applicable laws, regulations, policies and procedures, including those required by the corporate integrity agreement that we entered into with the government in December 2000 (as amended in May 2002) and those that, if violated, could cause any of our facilities to lose its state license or its ability to receive payments under the Medicare, Medicaid or TRICARE programs;

•	the ability to increase patient volumes and control the costs of providing services and supply costs;

•	claims and legal actions relating to professional liabilities and other matters;

•	successful development (or license) of software and management information systems used for effective claims processing;

• fluctuations in the market value of our common stock and resulting costs to us to administer our ESOP;

• changes in accounting practices;

• changes in general economic conditions; and

• other risk factors described in this report.

     As a consequence, current plans, anticipated actions and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on behalf of our company. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on such forward-looking statements when evaluating the information presented in this report.

Results of Operations

Revenue/Volume Trends

     We anticipate our patient volumes and related revenues to continue to increase as a result of the following factors:

•	Expanding Service Offerings. We believe our efforts to improve the quality and broaden the scope of healthcare services available at our facilities will lead to increased patient volumes. Recruiting and retaining both general practitioners and specialists for our non-urban communities is a key to the success of these efforts. Between January 1, 1998 and June 30, 2002, we recruited 302 physicians, of which 233 have been retained by us. Adding new physicians should help increase both inpatient and outpatient volumes which, in turn, should increase revenues. Approximately 62% of our retained physicians are specialists. Continuing to add specialists should also allow us to grow by offering new services. In addition, increases in capital expenditures in our hospitals should increase local market share and help persuade patients to obtain healthcare services within their communities.

•	Aging U.S. Population. In general, the population of the United States and of the communities that we serve is aging. At the end of 2001, approximately 13% of the U.S. population was 65 years old or older compared to 11% of the population at the end of 1980. This aging trend is projected to continue so that by 2025, approximately 18% of the U.S. population is expected to be older than 65. Generally, the older population tends to use healthcare services more frequently than the younger population.

•	Medicare Rate Increases. The Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000 (BIPA) was enacted in December 2000. Under BIPA, we have experienced Medicare rate increases that began in April 2001.

     Although we anticipate our patient volumes to increase, the resulting revenues will likely be impacted in part by the following factors:

•	Revenues from Medicare, Medicaid and managed care plans. We derive a significant portion of our business from Medicare, Medicaid and managed care plans. Admissions related to Medicare, Medicaid and managed care plan patients were 92.2% and 91.1% of total admissions for the six months ended June 30, 2002 and 2001, respectively. These payors receive significant discounts.

•	Our revenue is heavily concentrated in Kentucky and Tennessee, which makes us particularly sensitive to regulatory and economic changes in those states. As of June 30, 2002, we operated 23 hospitals with seven located in the Commonwealth of Kentucky and seven located in the State of Tennessee. Based on those 23 hospitals, we generated 37.3% of our revenue from our Kentucky hospitals (including 3.7% from state-sponsored Medicaid programs) and 24.0% from our Tennessee hospitals (including 3.3% from state-sponsored TennCare programs) for the six months ended June 30, 2002. Some managed care organizations that participate in the Medicaid programs of Tennessee and Kentucky have been placed in receivership or encountered other financial difficulties in the past. Other managed care organizations in these states may encounter similar difficulties in paying claims in the future.

•	Efforts to Reduce Payments. Other third-party payors also negotiate discounted fees rather than paying standard prices. In addition, an increasing proportion of our services are reimbursed under predetermined payment amounts regardless of the cost incurred.

•	Growth in Outpatient Services. We anticipate that the growth trend in outpatient services will continue. A number of procedures once performed only on an inpatient basis have been, and will likely continue to be, converted to outpatient procedures. This conversion has occurred through continuing advances in pharmaceutical and medical technologies and as a result of efforts made by payors to control costs. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting. Net outpatient revenues as a percentage of total revenues were 49.4% and 46.8% for the six months ended June 30, 2002 and 2001, respectively. On a same facility basis, net outpatient revenues as a percentage of total revenues was 48.6% and 46.8% for the six months ended June 30, 2002 and 2001, respectively.

Cost Containment

     We seek to control costs by, among other things, reducing labor costs by improving labor productivity and decreasing the use of contracted labor, controlling supply expenses through the use of a group purchasing organization and reducing uncollectible revenues. We have implemented cost control initiatives including adjusting staffing levels according to patient volumes, modifying supply purchases according to usage patterns and providing training to hospital staff in more efficient billing and collection processes. For the six months ended June 30, 2002 compared to the six months ended June 30, 2001, total operating expenses decreased as a percentage of revenue to 77.4% from 78.5%. We believe that as our company grows, we will likely benefit from our ability to spread fixed administrative costs over a larger base of operations.

     While we were able to control our costs during the six months ended June 30, 2002, there is no guarantee that we can contain certain costs in the future. As a result of the general shortage of nurses and technicians in the industry, we may experience an increase in salaries and benefits expense as we may be forced to hire additional contract health professionals.

     In addition, the healthcare industry has experienced an increase in the cost of all insurance lines, especially professional and general liability insurance. We have mitigated a portion of these increases for fiscal 2002 by increasing our self-insured retention levels for professional and general liabilities. We currently have no information that would lead us to believe that this trend is only temporary in nature and thus there is no assurance that these costs will not have a material adverse affect on our future operating results.

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

Operating Results Summary

     The following is a summary of results of operations for the three months and six months ended June 30, 2002 and 2001 (dollars in millions except for revenues per equivalent admission):

	THREE MONTHS ENDED JUNE 30,

	2002		2001

		% OF		% OF
	AMOUNTS	REVENUES	AMOUNT	REVENUES

Revenues	$177.9	100.0%	$151.6	100.0%

Salaries and benefits (a)	70.9	39.8	59.4	39.2
Supplies (b)	21.9	12.3	18.8	12.4
Other operating expenses (c)	33.3	18.7	31.0	20.4
Provision for doubtful accounts	13.1	7.4	10.6	7.0

	139.2	78.2	119.8	79.0

EBITDA (d)	38.7	21.8	31.8	21.0

Depreciation and amortization	9.7	5.5	8.5	5.7
Interest expense, net	2.8	1.6	3.7	2.4
ESOP expense	2.7	1.5	2.4	1.6

Income before minority interests, income taxes and extraordinary item	23.5	13.2	17.2	11.3
Minority interests in earnings of consolidated entity	0.8	0.4	0.7	0.4

Income before income taxes and extraordinary item	22.7	12.8	16.5	10.9
Provision for income taxes	9.6	5.4	8.0	5.3

Income before extraordinary item	13.1	7.4	8.5	5.6
Extraordinary loss on early retirement of debt, net	15.6	8.8	1.6	1.0

Net income (loss)	$(2.5)	(1.4)%	$6.9	4.6%

	THREE MONTHS ENDED JUNE 30,

	2002	2001	% CHANGES
	AMOUNT	AMOUNT	FROM PRIOR YEAR

Revenues	$177.9	$151.6	17.3%
Admissions(e)	18,548	17,128	8.3
Equivalent admissions(f)	36,114	31,379	15.1
Revenues per equivalent admission	$4,924	$4,833	1.9
Outpatient factor (f)	1.95	1.83	6.6
Emergency room visits (g)	88,103	76,201	15.6
Inpatient surgeries	5,732	4,859	18.0
Outpatient surgeries (h)	16,079	14,250	12.8
Total surgeries	21,811	19,109	14.1
Average daily census	826	755	9.4
Average length of stay (days) (i)	4.1	4.0	2.5

Same hospital(j):
Revenues	$163.1	$151.6	7.6%
Admissions (e)	17,123	17,128	—
Equivalent admissions(f)	32,792	31,379	4.5
Revenues per equivalent admission	$4,974	$4,833	2.9
Outpatient factor (f)	1.91	1.83	4.4
Emergency room visits (g)	79,918	76,201	4.9
Inpatient surgeries	5,326	4,859	9.6
Outpatient surgeries (h)	15,066	14,250	5.7
Total surgeries	20,392	19,109	6.7
Average daily census	759	755	0.5
Average length of stay (days) (i)	4.0	4.0	—

	SIX MONTHS ENDED JUNE 30,

	2002		2001

		% OF		% OF
	AMOUNTS	REVENUES	AMOUNT	REVENUES

Revenues	$359.5	100.0%	$305.9	100.0%

Salaries and benefits (a)	141.6	39.4	119.7	39.1
Supplies (b)	44.8	12.5	38.4	12.5
Other operating expenses (c)	65.5	18.2	59.4	19.5
Provision for doubtful accounts	26.3	7.3	22.6	7.4

	278.2	77.4	240.1	78.5

EBITDA (d)	81.3	22.6	65.8	21.5

Depreciation and amortization	19.1	5.4	16.6	5.4
Interest expense, net	6.9	1.9	10.2	3.3
Gain on previously impaired assets	—	—	(0.5)	(0.2)
ESOP expense	5.2	1.4	5.0	1.7

Income before minority interests, income taxes and extraordinary item	50.1	13.9	34.5	11.3
Minority interests in earnings of consolidated entity	1.5	0.4	1.3	0.5

Income before income taxes and extraordinary item	48.6	13.5	33.2	10.8
Provision for income taxes	21.0	5.8	16.1	5.2

Income before extraordinary item	27.6	7.7	17.1	5.6
Extraordinary loss on early retirement of debt, net	16.4	4.6	1.6	0.5

Net income	$11.2	3.1%	$15.5	5.1%

	SIX MONTHS ENDED JUNE 30,

	2002	2001	% CHANGES
	AMOUNT	AMOUNT	FROM PRIOR YEAR

Revenues	$359.5	$305.9	17.5%
Admissions(e)	39,099	36,028	8.5
Equivalent admissions(f)	73,702	64,454	14.3
Revenues per equivalent admission	$4,877	$4,746	2.8
Outpatient factor (f)	1.89	1.79	5.6
Emergency room visits (g)	173,090	153,774	12.6
Inpatient surgeries	11,384	9,901	15.0
Outpatient surgeries (h)	32,245	27,805	16.0
Total surgeries	43,629	37,706	15.7
Average daily census	880	805	9.3
Average length of stay (days) (i)	4.1	4.0	2.5

Same hospital(j):
Revenues	$329.5	$305.7	7.8%
Admissions (e)	35,866	36,028	(0.4)
Equivalent admissions(f)	66,567	64,454	3.3
Revenues per equivalent admission	$4,950	$4,744	4.3
Outpatient factor (f)	1.86	1.79	3.9
Emergency room visits (g)	156,676	153,774	1.9
Inpatient surgeries	10,485	9,901	5.9
Outpatient surgeries (h)	30,107	27,805	8.3
Total surgeries	40,592	37,706	7.7
Average daily census	805	805	—
Average length of stay (days) (i)	4.1	4.0	2.5

(a)	Represents our cost of salaries and benefits, including employee health benefits and workers compensation insurance, for all hospital and corporate employees and contract labor.

(b)	Includes our hospitals’ costs for pharmaceuticals, blood, surgical instruments and all general supply items, including the cost of freight.

(c)	Consists primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes.

(d)	EBITDA is defined as income before depreciation and amortization, interest expense, gain on previously impaired assets, ESOP expense, minority interests in earnings of consolidated entity, extraordinary items and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(e)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(f)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue). The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(g)	Represents the total number of hospital-based emergency room visits.

(h)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

(i)	Represents the average number of days an admitted patient stays in our hospitals.

(j)	Same hospital information excludes the operations of hospitals which we either acquired or divested during the periods presented. The costs of corporate overhead are included in same hospital information.

For the Three Months Ended June 30, 2002 and 2001

     Revenues increased 17.3% to $177.9 million for the three months ended June 30, 2002 compared to $151.6 million for the three months ended June 30, 2001 primarily as a result of our two acquisitions during the fourth quarter of 2001 and a 7.6% increase in same hospital revenues. The 2001 acquisitions increased the growth in our actual revenues by $14.8 million while same hospital revenues increased by $11.5 million. The 7.6% increase in same hospital revenues resulted primarily from a 4.5% increase in same hospital equivalent admissions and a 2.9% increase in same hospital revenues per equivalent admission. In addition, total surgeries, inpatient surgeries and outpatient surgeries increased 6.7%, 9.6% and 5.7%, respectively, on a same hospital basis for the three months ended June 30, 2002 over the same period last year. The growth in outpatient surgeries increased our revenue; however, these outpatient revenues lower our growth in revenues per equivalent admission as revenues from outpatient services are generally lower than inpatient services.

     Our breakdown of revenues for the three months ended June 30, 2002 was 33.8% Medicare, 15.6% Medicaid, 39.1% discounted and commercial, and 11.5% other. Our breakdown of revenues for the three months ended June 30, 2001 was 35.1% Medicare, 14.0% Medicaid, 40.7% discounted and commercial, and 10.2% other.

     Net adjustments to estimated third-party payor settlements resulted in an increase to net revenues of $2.1 million for the three months ended June 30, 2002 compared to $0.6 million for the same period last year. Net adjustments of $1.7 million out of the $2.1 million mentioned above relate to outpatient PPS revenues on 11 cost reports. We still have 22 cost reports to file that include outpatient PPS revenues.

     Our total costs did not increase at the same rate as our revenues. The increase in volumes and revenues per equivalent admission contributed to the reduction of our total operating expenses as a percentage of revenues because we were able to spread our operating costs over an increased base of revenues.

     Salaries and benefits increased as a percentage of revenues to 39.8% for the three months ended June 30, 2002 from 39.2% for the three months ended June 30, 2001, primarily as a result of a 5.9% increase in salaries and benefits per man-hour offset by a 2.2% decrease in man-hours per equivalent admission. Our largest area of increase was employee benefits, which increased by $2.8 million over the same period last year. On a same hospital basis, salaries and benefits increased as a percentage of revenues to 39.4% for the three months ended June 30, 2002 from 39.2% over the same period last year. On a same hospital basis, employee benefits increased by $1.6 million over the same period last year.

     Supply costs decreased slightly as a percentage of revenues to 12.3% for the three months ended June 30, 2002 from 12.4% for the three months ended June 30, 2001 primarily as a result of the benefit from group purchasing and an increase in our net revenues per equivalent admission. However, the cost of supplies per equivalent admission increased 1.3% primarily as a result of increases in the number of surgeries performed by us during the three months ended June 30, 2002 compared to the three months ended June 30, 2001 as supply costs incurred in connection with surgeries are higher than supply costs incurred for other procedures. Total surgeries increased 14.1% over the same period last year. On a same hospital basis, supply costs decreased as a percentage of revenues to 12.2% for the three months ended June 30, 2002 from 12.4% over the same period last year.

     Other operating expenses decreased as a percentage of revenues to 18.7% for the three months ended June 30, 2002 from 20.4% for the three months ended June 30, 2001. The decrease was primarily the result of a decrease in physician recruiting expense as a percentage of revenue; however, the amount of physician recruiting expense increased to $2.4 million for the three months ended June 30, 2002 from $1.7 million in the same period last year. On a same hospital basis, other operating expenses decreased as a percentage of revenues to 18.8% for the three months ended June 30, 2002 from 20.4% over the same period last year.

     Provision for doubtful accounts increased as a percentage of revenues to 7.4% for the three months ended June 30, 2002 from 7.0% for the three months ended June 30, 2001 primarily because of the effect of Ville Platte Medical Center, which was acquired on December 1, 2001, and to an increase in our self-pay revenues. On a same hospital basis, the provision for doubtful accounts decreased as a percentage of revenues to 7.0% for the three months ended June 30, 2002 from 7.1% over the same period last year.

     Depreciation and amortization expense increased to $9.7 million for the three months ended June 30, 2002 compared to $8.5 million for the three months ended June 30, 2001 primarily as a result of our two acquisitions during the fourth quarter of 2001 and our increase in capital expenditures during the past year. In addition, we accelerated depreciation expense by $0.5 million during the three months ended June 30, 2002 as a result of replacing certain equipment with new equipment purchased in a $10 million bulk purchase during June 2002. This was partially offset by the cessation of goodwill amortization required by SFAS 142, which was effective January 1, 2002. Goodwill amortization during the three months ended June 30, 2001 was $0.4 million.

     Net interest expense decreased to $2.8 million for the three months ended June 30, 2002 from $3.7 million for the three months ended June 30, 2001. This decrease was primarily the result of our repurchase of $128.0 million of our 10 3/4% senior subordinated notes primarily during the three months ended June 30, 2002.

     ESOP expense increased to $2.7 million for the three months ended June 30, 2002 from $2.4 million for the three months ended June 30, 2001. This increase was primarily because of a higher average fair market value of our common stock for the three months ended June 30, 2002 compared to the same period last year. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

     Minority interests in earnings of consolidated entity increased slightly to $0.8 million for the three months ended June 30, 2002 compared to $0.7 million for the three months ended June 30, 2001 primarily because of an increase in the pre-tax income of our non-wholly owned hospital.

     The provision for income taxes increased to $9.6 million for the three months ended June 30, 2002 compared to $8.0 million for the three months ended June 30, 2001. These provisions reflect effective income tax rates of 42.3% for the three months ended June 30, 2002 compared to 48.4% for the three months ended June 30, 2001. The effective tax rate decreased primarily due to the decline in the permanent differences between book and taxable income as a percentage of pre-tax income.

     During the three months ended June 30, 2002, we repurchased $120.5 million of our 10 3/4% senior subordinated notes due 2009. In connection with these repurchases, we recorded an extraordinary charge from the early retirement of debt in the amount of $15.6 million, net of tax benefits of $9.4 million. The gross extraordinary charge of $25.0 million consists of $21.2 million in premiums, commissions and fees paid for the repurchases and $3.8 million in non-cash net deferred loan cost write-offs.

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

     We had a net loss of $2.5 million for the three months ended June 30, 2002 compared to net income of $6.9 million for the three months ended June 30, 2001 for the reasons described above.

For the Six Months Ended June 30, 2002 and 2001

     Revenues increased 17.5% to $359.5 million for the six months ended June 30, 2002 compared to $305.9 million for the six months ended June 30, 2001 primarily as a result of our two acquisitions during the fourth quarter of 2001 and a 7.8% increase in same hospital revenues. The 2001 acquisitions increased the growth in our actual revenues by $29.8 million while same hospital revenues increased by $23.8 million. The 7.8% increase in same hospital revenues resulted primarily from a 3.3% increase in same hospital equivalent admissions and a 4.3% increase in same hospital revenues per equivalent admission. In addition, total surgeries, inpatient surgeries and outpatient surgeries increased 7.7%, 5.9% and 8.3%, respectively, on a same hospital basis for the six months ended June 30, 2002 over the same period last year. The growth in outpatient surgeries increased our revenue; however, these outpatient revenues lower our growth in revenues per equivalent admission as revenues from outpatient services are generally lower than inpatient services.

     Our breakdown of revenues for the six months ended June 30, 2002 was 34.6% Medicare, 15.8% Medicaid, 38.7% discounted and commercial and 10.9% other. Our breakdown of revenues for the six months ended June 30, 2001 was 35.0% Medicare, 13.9% Medicaid, 40.8% discounted commercial, and 10.3% other.

     Net adjustments to estimated third-party payor settlements resulted in an increase to net revenues of $2.1 million for the six months ended June 30, 2002 compared to $0.8 million for the same period last year. Net adjustments of $1.7 million out of the $2.1 million mentioned above relate to outpatient PPS revenues on 11 cost reports. We still have 22 cost reports to file that include outpatient PPS revenues.

     Our total costs did not increase at the same rate as our revenues. The increase in volumes and revenues per equivalent admission contributed to the reduction of our total operating expenses as a percentage of revenues because we were able to spread our operating costs over an increased based of revenues.

     Salaries and benefits increased as a percentage of revenues to 39.4% for the six months ended June 30, 2002 from 39.1% for the six months ended June 30, 2001 primarily as a result of a 5.5% increase in salaries and benefits per man-hour offset by a 2.0% decrease in man-hours per equivalent admission. Our largest area of increase was employee benefits, which increased by $5.5 million over the same period last year. On a same hospital basis, salaries and benefits decreased as a percentage of revenues to 38.9% for the six months ended June 30, 2002 from 39.2% over the same period last year. On a same hospital basis, employee benefits increased by $3.4 million over the same period last year.

     Supply costs as a percentage of revenues were 12.5% for both the six months ended June 30, 2002 and 2001. The cost of supplies per equivalent admission increased 2.0% primarily as a result of increases in the number of surgeries performed by us during the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Supply costs incurred in connection with surgeries are higher than supply costs incurred for other procedures. Total surgeries increased 15.7% over the same period last year. On a same hospital basis, supply costs decreased as a percentage of revenues to 12.3% for the six months ended June 30, 2002 from 12.5% over the same period last year. Offsetting the increase in cost of supplies per equivalent admission is the increase in our net revenues per equivalent admission of 2.8% during the six months ended June 30, 2002 as compared to the same period last year.

     Other operating expenses decreased as a percentage of revenues to 18.2% for the six months ended June 30, 2002 from 19.5% for the six months ended June 30, 2001. The decrease was primarily the result of a decrease in physician recruiting expense as a percentage of revenues; however, the amount of physician recruiting expense increased to $5.1 million for the six months ended June 30, 2002 from $4.0 million for the same period last year. On a same hospital basis, other operating expenses decreased as a percentage of revenues to 18.3% for the six months ended June 30, 2002 from 19.3% over the same period last year.

     Provision for doubtful accounts decreased as a percentage of revenues to 7.3% for the six months ended June 30, 2002 from 7.4% for the six months ended June 30, 2001 primarily as a result of an improvement in same hospital collections. On a same hospital basis, provision for doubtful accounts decreased as a percentage of revenues to 7.1% for the six months ended June 30, 2002 from 7.5% over the same period last year. This improvement was offset by the effect of Ville Platte Medical Center, which was acquired on December 1, 2001 and an increase in our self-pay revenues.

     Depreciation and amortization expense increased to $19.1 million for the six months ended June 30, 2002 compared to $16.6 million for the six months ended June 30, 2001 primarily as a result of our two acquisitions during the fourth quarter of 2001 and our increase in capital expenditures during the past year. In addition, we accelerated depreciation expense by $0.5 million during the six months ended June 30, 2002 as a result of replacing certain equipment with new equipment purchased in a $10 million bulk purchase during June 2002. This was partially offset by the cessation of goodwill amortization required by SFAS 142, which was effective January 1, 2002. Goodwill amortization during the six months ended June 30, 2001 was $0.8 million.

     Net interest expense decreased to $6.9 million for the six months ended June 30, 2002 from $10.2 million for the six months ended June 30, 2001. This decrease was primarily the result of our repurchase of $128.0 million of our 10 3/4% senior subordinated notes during the six months ended June 30, 2002.

     ESOP expense increased slightly to $5.2 million for the six months ended June 30, 2002 from $5.0 million for the six months ended June 30, 2001. This increase was primarily because of a higher average fair market value of our common stock for the six months ended June 30, 2002 compared to the same period last year. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

     During the six months ended June 30, 2001, we recorded a $0.5 million pre-tax gain related to the favorable settlement of the sale of a facility for which we previously recorded an impairment charge.

     Minority interests in earnings of consolidated entity increased to $1.5 million for the six months ended June 30, 2002 compared to $1.3 million for the six months ended June 30, 2001 primarily because of an increase in the pre-tax income of our non-wholly owned hospital.

     The provision for income taxes increased to $21.0 million for the six months ended June 30, 2002 compared to $16.1 million for the six months ended June 30, 2001. These provisions reflect effective income tax rates of 43.2% for the six months ended June 30, 2002 compared to 48.4% for the six months ended June 30, 2001. The effective tax rate decreased primarily due to the decline in the permanent differences between book and taxable income as a percentage of pre-tax income.

     During the six months ended June 30, 2002, we repurchased $128.0 million of our 10 3/4% senior subordinated notes due 2009. In connection with these repurchases, we recorded an extraordinary charge from the early retirement of debt in the amount of $16.4 million, net of tax benefits of $9.9 million. The gross extraordinary charge of $26.3 million consists of $22.3 million in premiums, commissions and fees paid for the repurchases and $4.0 million in non-cash net deferred loan cost write-offs.

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

     Net income decreased to $11.2 million for the six months ended June 30, 2002 compared to $15.5 million for the six months ended June 30, 2001 for the reasons described above.

Liquidity and Capital Resources

     Our cash and cash equivalents increased to $155.1 million at June 30, 2002, from $57.2 million at December 31, 2001. The increase is primarily from $52.6 million provided by operating activities and $94.9 million provided by financing activities offset in part by $49.6 million used in investing activities.

     Our working capital increased to $216.7 million at June 30, 2002 compared to $82.7 million at December 31, 2001; and our cash provided by operating activities increased to $52.6 million in the six months ended June 30, 2002 from $50.6 million in the same period last year. The increase in working capital was primarily the result of our net issuance of $242.7 million 4 1/2% convertible subordinated notes due 2009 partially offset by $128.0 million in repurchases of our 10 3/4% senior subordinated notes due 2009. The increase in cash provided by operating activities was primarily the result of improved income before extraordinary items offset by the larger increase in accounts receivable resulting from higher revenues during the six months ended June 30, 2002 compared to the same period last year.

     Cash used in investing activities increased to $49.6 million in the six months ended June 30, 2002 from $23.5 million in the same period last year primarily as a result of an increase in capital expenditures and purchases of $21.5 million in short-term investments in debt securities. Capital expenditures increased to $26.8 million during the six months ended June 30, 2002 compared to $22.6 million during the same period last year. Our routine capital expenditures were $11.4 million for the six months ended June 30, 2002. In addition, we entered into a bulk purchase agreement in June 2002 to purchase $10 million in new equipment, of which we paid $5.5 million as of June 30, 2002. We have some large projects in process at a number of our facilities. In response to the increasing demand for outpatient care, we are reconfiguring some of our hospitals to accommodate more effectively outpatient services and restructuring existing surgical capacity in some of our hospitals to permit additional outpatient volume and a greater variety of outpatient services. At June 30, 2002, we had projects under construction that had an estimated additional cost to complete and equip of approximately $56.0 million. We anticipate that these projects will be completed over the next thirty-six months. We anticipate total capital expenditures in 2002 of approximately $65 million, excluding acquisitions. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our revolving credit facility.

     Cash provided by financing activities was $94.9 million during the six months ended June 30, 2002 compared to cash used in financing activities of $37.3 million during the same period last year. We raised a net $242.7 million in an offering of 4 1/2% convertible subordinated notes due 2009 during May 2002. This was offset by our repurchase of $128.0 million in our 10 3/4% senior subordinated notes due 2009 during the six months ended June 30, 2002. We paid $22.3 million in premiums, commissions and fees on these repurchases. During the six months ended June 30, 2001 we received $100.4 million from our public offering of common stock and repaid $139.3 million of bank debt.

     Subsequent to June 30, 2002 (after our earnings release date of July 22, 2002), we repurchased an additional $17.8 million of our 10 3/4% senior subordinated notes and paid $3.3 million in premiums, commissions and fees related to these additional repurchases.

     On August 12, 2002, we entered into a definitive agreement to acquire 100-bed Russellville Hospital in Russellville, Alabama for approximately $21 million, including working capital. We anticipate using our available cash to finance the cost of this transaction. The hospital had revenues of approximately $27 million for the twelve months ended June 30, 2002. We anticipate to complete and close this purchase in early October 2002.

     As of August 13, 2002, we had a $22.2 million letter of credit, which reduced the amount available under our $200 million revolving credit facility by that amount to $177.8 million.

     The following table reflects a summary of our obligations and commitments outstanding at June 30, 2002:

PAYMENTS DUE BY PERIOD

		LESS THAN
CONTRACTUAL CASH OBLIGATIONS	TOTAL	1 YEAR	1-3 YEARS	4-5 YEARS	AFTER 5 YEARS

	(in millions)
Long-term debt	$272.0	$—	$—	$—	$272.0
Lease obligations(a)	15.5	3.5	4.6	3.6	3.8
Other long-term obligations	0.1	—	0.1	—	—

Subtotal	$287.6	$3.5	$4.7	$3.6	$275.8

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

		LESS THAN
OTHER COMMERCIAL COMMITMENTS	TOTAL	1 YEAR	1-3 YEARS	4-5 YEARS	AFTER 5 YEARS

	(in millions)
Guarantees of surety bonds	$0.5	$0.5	$—	$—	$—
Letters of credit	22.2	22.2	—	—	—
Capital expenditure commitments	11.4	3.2	8.2	—	—
Physician commitments	17.1	11.8	3.6	1.7	—

Subtotal	$51.2	$37.7	$11.8	$1.7	$—

Total obligations and commitments	$338.8	$41.2	$16.5	$5.3	$275.8

(a)	Includes capital and operating lease obligations; capital lease obligations are not material.

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

     Our business plan contemplates the acquisition of additional hospitals and we continuously review potential acquisitions. These acquisitions may, however, require additional financing. We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt for strategic reasons or to further strengthen our financial position. We have in the past and may, from time to time in the future, acquire additional senior subordinated notes in the open market. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

     Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS 142 effective January 1, 2002. Application of the non-amortization provisions of SFAS 142 for goodwill would have resulted in an increase in income before extraordinary items and net income of approximately $0.4 million and $0.8 million ($0.3 million and $0.6 million, after-tax or $0.01 and $0.02 per diluted share) for the three months and six months ended June 30, 2001, respectively. Pursuant to SFAS 142, we completed our transition impairment tests of goodwill during the second quarter of 2002 and did not incur an impairment charge. We will perform our initial annual impairment test later in 2002 in accordance with SFAS 142.

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

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under certain provisions of SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classifications as an extraordinary item should be reclassified upon adoption. Had we adopted SFAS 145 in the first quarter of fiscal year 2001, the extraordinary loss on early retirement of debt of $25.0 million and $26.3 million, before the $9.4 million and $9.9 million effect of income taxes, for the three months and six months ended June 30, 2002, respectively, would have been reflected in income before income taxes. In addition, the extraordinary loss on early retirement of debt of $2.6 million, before the $1.0 million effect of income taxes for the three months and six months ended June 30, 2001, would also have been reflected in income before income taxes. There would be no resulting change in net income.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate the adoption of this standard to impact our results of operations.

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

Physician Commitments

     We have committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities in which we serve. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, we may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. We have committed to advance amounts of approximately $17.1 million at June 30, 2002. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven prorata over a period of 48 months contingent upon the physician continuing to practice in the respective community.

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

Unfiled Medicare Cost Reports

     Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a Prospective Payment System, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. Since implementation of outpatient PPS in August 2000, the due dates of all Medicare cost reports have been extended due to a delay in receiving certain government reports. We anticipate filing all delayed cost reports with extended due dates during the later half of 2002. Because of the extensions, the magnitude of potential adjustments and changes in estimates is significantly greater at June 30, 2002 than in recent periods.

     Net adjustments to estimated third-party payor settlements resulted in an increase to net revenues of $2.1 million for the six months ended June 30, 2002 compared to $0.8 million for the same period last year. Net adjustments of $1.7 million out of the $2.1 million mentioned above relate to outpatient PPS revenues on 11 cost reports. We still have 22 cost reports to file which include outpatient PPS revenues.

Related Party Transaction

     As part of an employee's relocation package, we purchased the employee's house at the appraised value of $650,000 in May 2002. The house is currently listed for sale and we do not anticipate a material effect on our financial statements when it is sold.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

     During the six months ended June 30, 2002 there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2001.

Part II: Other Information

Item 4: Submission of Matters to a Vote of Security Holders

     We held the LifePoint Hospitals, Inc. annual meeting of stockholders on May 14, 2002. At the annual meeting, votes were cast as follows:

	VOTES IN		VOTES
	FAVOR	ABSTAINED	AGAINST

(a) Election of Class III Directors
Kenneth C. Donahey	33,965,650	43,364	—
Richard H. Evans	33,965,539	43,475	—
(b) Approval of the LifePoint Hospitals, Inc. Employee Stock Purchase Plan	31,106,356	7,646	201,276
(c) Approval of the proposed amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan	26,111,881	26,057	5,177,339
(d) Ratification of Ernst & Young LLP as independent auditors of our company for the year ending December 31, 2002	33,268,632	5,962	734,420

     As mentioned in the above table, Kenneth C. Donahey and Richard H. Evans were elected as Class III directors. The terms of the Class III directors will expire at the annual meeting of stockholders in 2005 but not before their respective successors are elected and qualified. The terms of the following Class I directors will continue until the annual meeting in 2003: Ricki Tigert Helfer and John E. Maupin, Jr., DDS. The terms of the following Class II directors will continue until the annual meeting in 2004: DeWitt Ezell, Jr. and William V. Lapham.

Item 6: Exhibits and Reports on Form 8-K

     (a)  List of Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc. (i)

3.1	Certificate of Incorporation of LifePoint Hospitals, Inc. (i)

3.2	Bylaws of LifePoint Hospitals, Inc. (i)

3.3	Certificate of Incorporation of LifePoint Hospitals Holdings, Inc. (ii)

3.4	Bylaws of LifePoint Hospitals Holdings, Inc. (ii)

4.1	Form of Specimen Certificate for LifePoint Hospitals Common Stock (iii)

4.2	Indenture (including form of 10 3/4% Senior Subordinated Notes due 2009) dated as of May 11, 1999, between HealthTrust, Inc. — The Hospital Company and Citibank N.A. as Trustee (i)

4.3	Form of 10 3/4% Senior Subordinated Notes due 2009 (filed as part of Exhibit 4.2)

4.4	Registration Rights Agreement dated as of May 11, 1999 between HealthTrust and the Initial Purchasers named therein (i)

4.5	LifePoint Assumption Agreement dated May 11, 1999 between HealthTrust and LifePoint Hospitals (i)

4.6	Holdings Assumption Agreement dated May 11, 1999 between LifePoint Hospitals and LifePoint Hospitals Holdings (i)

4.7	Guarantor Assumption Agreements dated May 11, 1999 between LifePoint Hospitals Holdings and the Guarantors signatory thereto (i)

4.8	Rights Agreement dated as of May 11, 1999 between the Company and National City Bank as Rights Agent (i)

4.9	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 1/2% Convertible Subordinated Notes due 2009 (iv)

4.10	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (iv)

4.11	Form of 4 1/2% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (iv)

99.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of the Chief Executive Officer of LifePoint Hospitals Holdings, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Certification of the Chief Financial Officer of LifePoint Hospitals Holdings, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(i)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(ii)	Incorporated by reference from the LifePoint Hospitals Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

(iii)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended.

(iv)	Incorporated by reference from the exhibits to LifePoint Hospitals’ Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File Number 333-90536.

     (b)  Reports on Form 8-K filed during the three months ended June 30, 2002:

     On April 3, 2002, we furnished pursuant to Item 5 of Form 8-K concerning our press release issued on April 2, 2002. This press release announced that we are purchasing, in the open market and in privately negotiated transactions, our outstanding 10 3/4% senior subordinated notes due 2009.

     On April 8, 2002, we furnished pursuant to Item 5 of Form 8-K concerning our press release issued on April 5, 2002. This press release announced that we purchased, in the open market and in privately negotiated transactions, $60,123,000 of our outstanding 10 3/4% senior subordinated notes due 2009.

     On April 11, 2002, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on April 11, 2002 concerning the webcast of our first quarter 2002 earnings results.

     On April 23, 2002, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on April 22, 2002 containing our first quarter 2002 earnings results.

     On May 2, 2002, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on May 1, 2002 announcing our participation in the Deutsche Bank Health Care 2002 Conference held May 7-9, 2002 in Baltimore, MD. In addition we furnished pursuant to Item 9 of Form 8-K detailed historical financial operational data.

     On May 16, 2002, we furnished pursuant to Item 9 of Form 8-K concerning a copy of our press release issued on May 16, 2002 announcing our intention to offer approximately $200 million of seven-year convertible subordinated notes. In addition, we furnished pursuant to Item 5 of Form 8-K our adoption of the LifePoint Hospitals, Inc. Change in Control Severance Plan effective June 1, 2002, the approval by our stockholders adding 2,500,000 shares of common stock to the shares authorized for issuance under the LifePoint Hospitals, Inc 1998 Long-Term Incentive Plan and certain adjustments to our proxy statement.

     On May 17, 2002, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on May 17, 2002 announcing the pricing of a private placement of $200 million of our 4 1/2% convertible subordinated notes due 2009.

     On May 20, 2002, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on May 20, 2002 announcing the exercise by the initial purchasers of their option to purchase an additional $50 million of our 4 1/2% convertible subordinated notes due 2009 to cover over-allotments.

     On May 24, 2002, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on May 23, 2002 announcing completion of our 4 1/2% convertible subordinated note offering and updating our guidance for 2002.

     On June 3, 2002, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on June 3, 2002 announcing additional repurchases of our 10 3/4% senior subordinated notes due 2009.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2002	LifePoint Hospitals, Inc. /s/Michael J. Culotta Michael J. Culotta Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 13, 2002	LifePoint Hospitals Holdings, Inc. /s/Michael J. Culotta Michael J. Culotta Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc. (i)

3.1	Certificate of Incorporation of LifePoint Hospitals, Inc. (i)

3.2	Bylaws of LifePoint Hospitals, Inc. (i)

3.3	Certificate of Incorporation of LifePoint Hospitals Holdings, Inc. (ii)

3.4	Bylaws of LifePoint Hospitals Holdings, Inc. (ii)

4.1	Form of Specimen Certificate for LifePoint Hospitals Common Stock (iii)

4.2	Indenture (including form of 10 3/4% Senior Subordinated Notes due 2009) dated as of May 11, 1999, between HealthTrust, Inc. — The Hospital Company and Citibank N.A. as Trustee (i)

4.3	Form of 10 3/4% Senior Subordinated Notes due 2009 (filed as part of Exhibit 4.2)

4.4	Registration Rights Agreement dated as of May 11, 1999 between HealthTrust and the Initial Purchasers named therein (i)

4.5	LifePoint Assumption Agreement dated May 11, 1999 between HealthTrust and LifePoint Hospitals (i)

4.6	Holdings Assumption Agreement dated May 11, 1999 between LifePoint Hospitals and LifePoint Hospitals Holdings (i)

4.7	Guarantor Assumption Agreements dated May 11, 1999 between LifePoint Hospitals Holdings and the Guarantors signatory thereto (i)

4.8	Rights Agreement dated as of May 11, 1999 between the Company and National City Bank as Rights Agent (i)

4.9	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 1/2% Convertible Subordinated Notes due 2009 (iv)

4.10	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (iv)

4.11	Form of 4 1/2% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (iv)

99.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of the Chief Executive Officer of LifePoint Hospitals Holdings, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Certification of the Chief Financial Officer of LifePoint Hospitals Holdings, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(i)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(ii)	Incorporated by reference from the LifePoint Hospitals Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

(iii)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended.

(iv)	Incorporated by reference from the exhibits to LifePoint Hospitals’ Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File Number 333-90536.