Form 10-Q
period 2002-09-30
LIFEPOINT HOSPITALS INC
filed 2002-11-04
CIK 1074772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES   ☒       NO ☐

     As of October 25, 2002, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 39,502,684.

Part I — Financial Information

Item 1.   Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED
(Dollars in millions, except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Revenues	$182.2	$149.2	$541.7	$455.1

Salaries and benefits	71.0	59.3	212.6	179.0
Supplies	22.6	19.0	67.4	57.4
Other operating expenses	35.6	29.1	101.1	88.5
Provision for doubtful accounts	12.5	11.5	38.8	34.1
Depreciation and amortization	8.9	8.2	28.0	24.8
Interest expense, net	3.0	4.0	9.9	14.2
ESOP expense	2.2	3.0	7.4	8.0
Gain on previously impaired assets	—	—	—	(0.5)

	155.8	134.1	465.2	405.5

Income before minority interests, income taxes and extraordinary item	26.4	15.1	76.5	49.6
Minority interests in earnings of consolidated entity	0.7	0.6	2.2	1.9

Income before income taxes and extraordinary item	25.7	14.5	74.3	47.7
Provision for income taxes	10.5	7.0	31.5	23.1

Income before extraordinary item	15.2	7.5	42.8	24.6
Extraordinary loss on early retirement of debt, net of taxes	2.5	—	18.9	1.6

Net income	$12.7	$7.5	$23.9	$23.0

Basic earnings per share:
Income before extraordinary item	$0.40	$0.20	$1.14	$0.70
Extraordinary loss on early retirement of debt	(0.06)	—	(0.50)	(0.05)

Net income	$0.34	$0.20	$0.64	$0.65

Diluted earnings per share:
Income before extraordinary item	$0.39	$0.20	$1.11	$0.67
Extraordinary loss on early retirement of debt	(0.06)	—	(0.46)	(0.04)

Net income	$0.33	$0.20	$0.65	$0.63

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	37,616	36,783	37,469	35,216

Diluted	43,899	38,230	41,134	36,740

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$183.8	$57.2
Accounts receivable, less allowances for doubtful accounts of $63.5 at September 30, 2002 and $59.0 at December 31, 2001	71.5	56.7
Inventories	17.0	16.3
Deferred income taxes and other current assets	20.1	18.7

	292.4	148.9
Property and equipment:
Land	10.7	10.7
Buildings and improvements	270.0	262.0
Equipment	281.6	263.4
Construction in progress (estimated cost to complete and equip after September, 30, 2002 - $49.4)	22.4	7.2

	584.7	543.3
Accumulated depreciation	(231.0)	(204.9)

	353.7	338.4

Deferred loan costs, net	9.1	7.1
Goodwill	47.9	47.1
Other	12.6	12.8

	$715.7	$554.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20.8	$19.0
Accrued salaries	20.9	18.6
Other current liabilities	19.6	10.7
Estimated third-party payor settlements	15.3	17.9

	76.6	66.2

Long-term debt	252.9	150.0
Deferred income taxes	22.2	21.0
Professional liability risks and other liabilities	23.8	16.9

Minority interests in equity of consolidated entity	4.7	5.2

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 39,495,363 shares and 39,276,745 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	0.4	0.4
Capital in excess of par value	294.0	285.0
Unearned ESOP compensation	(20.1)	(22.5)
Notes receivable for shares sold to employees	(0.5)	(5.7)
Retained earnings	61.7	37.8

	335.5	295.0

	$715.7	$554.3

(1)  Derived from audited financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED
(In millions)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Cash flows from operating activities:
Net income	$12.7	$7.5	$23.9	$23.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.9	8.2	28.0	24.8
ESOP expense	2.2	3.0	7.4	8.0
Minority interests in earnings of consolidated entity	0.7	0.6	2.2	1.9
Deferred income taxes	1.4	1.3	0.6	0.6
Reserve for professional liability risks, net	2.4	2.2	7.5	6.3
Extraordinary loss on early retirement of debt	4.2	—	30.5	2.6
Gain on previously impaired assets	—	—	—	(0.5)
Tax benefit from stock option exercises	0.3	7.4	1.3	8.1
Increase (decrease) in cash from operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3.4	0.7	(14.8)	(8.8)
Inventories and other current assets	1.7	(0.2)	(1.4)	—
Accounts payable and accrued expenses	7.5	11.6	11.6	14.4
Income taxes payable	2.4	(1.9)	(0.1)	1.2
Estimated third-party payor settlements	(7.0)	(0.2)	(2.6)	8.7
Other	0.5	0.8	(0.2)	1.3

Net cash provided by operating activities	41.3	41.0	93.9	91.6
Cash flows from investing activities:
Purchases of property and equipment, net	(15.4)	(5.9)	(42.2)	(28.5)
Purchase of facility	—	(0.1)	—	(5.8)
Maturities of short-term investments	21.5	—	—	—
Other	(0.9)	(0.5)	(2.2)	4.3

Net cash provided by (used in) investing activities	5.2	(6.5)	(44.4)	(30.0)
Cash flows from financing activities:
Proceeds from stock offering, net	—	—	—	100.4
Repayments of bank debt	—	—	—	(139.3)
Repurchases of senior subordinated notes	(22.8)	—	(173.1)	—
Proceeds from issuance of convertible notes, net	(0.2)	—	242.5	—
Proceeds from employee loans	5.2	—	5.2	—
Proceeds from exercise of stock options	0.2	10.5	2.4	12.0
Other	(0.2)	(1.0)	0.1	(0.9)

Net cash (used in) provided by financing activities	(17.8)	9.5	77.1	(27.8)
Change in cash and cash equivalents	28.7	44.0	126.6	33.8
Cash and cash equivalents at beginning of period	155.1	29.5	57.2	39.7

Cash and cash equivalents at end of period	$183.8	$73.5	$183.8	$73.5

Interest payments, net	$0.6	$—	$9.0	$12.2
Income taxes paid, net	$5.0	$0.2	$18.2	$12.0

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

     At September 30, 2002, the Company was comprised of 23 general, acute care hospitals and related health care entities located in non-urban areas in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for income before extraordinary item (income in millions and shares in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
Numerator for basic earnings per share-Income before extraordinary item	$15.2	$7.5	$42.8	$24.6
Effect of convertible notes	1.9	—	2.8	—

Numerator for diluted earnings per share – Income before extraordinary item	$17.1	$7.5	$45.6	$24.6

Denominator:
Denominator for basic earnings per share – Weighted average shares	37,616	36,783	37,469	35,216
Effect of dilutive securities:
Employee stock options	920	1,351	1,026	1,420
Other	84	96	87	104
Convertible notes	5,279	—	2,552	—

Denominator for diluted earnings per share – Adjusted weighted average shares	43,899	38,230	41,134	36,740

Basic income before extraordinary item per share	$0.40	$0.20	$1.14	$0.70

Diluted income before extraordinary item per share	$0.39	$0.20	$1.11	$0.67

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, (the “Statements”). These Statements made significant changes to the accounting for business combinations, goodwill and intangible assets.

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

     Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 effective January 1, 2002. Pursuant to SFAS 142, the Company completed its transition impairment tests of goodwill during the second quarter of 2002 and did not incur an impairment charge. The Company also performed its initial annual impairment test as of October 1, 2002 and did not incur an impairment charge.

     The table below shows the Company’s income before extraordinary item and net income for the three months and nine months ended September 30, 2002 and 2001 adjusted for the cessation of goodwill amortization required by the new standard as if it had occurred as of January 1, 2001 (dollars in millions except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Income before extraordinary item, as reported	$15.2	$7.5	$42.8	$24.6
Goodwill amortization, net of applicable income tax benefits	—	0.3	—	0.9

Adjusted income before extraordinary item	$15.2	$7.8	$42.8	$25.5

Net income, as reported	$12.7	$7.5	$23.9	$23.0
Goodwill amortization, net of applicable income tax benefits	—	0.3	—	0.9

Adjusted net income	$12.7	$7.8	$23.9	$23.9

Diluted earnings per share:
Income before extraordinary item, as reported	$0.39	$0.20	$1.11	$0.67
Goodwill amortization, net of applicable income tax benefits	—	—	—	0.02

Adjusted income before extraordinary item	$0.39	$0.20	$1.11	0.69

Diluted earnings per share:
Net income, as reported	$0.33	$0.20	$0.65	$0.63
Goodwill amortization, net of applicable income tax benefits	—	—	—	0.02

Adjusted net income	$0.33	$0.20	$0.65	$0.65

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, but earlier application is encouraged. SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement costs. SFAS 143 applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company does not expect SFAS 143 to have a material effect on its results of operations or financial position.

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

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under certain provisions of SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item should be reclassified upon adoption. Had the Company adopted SFAS 145 in the first quarter of fiscal year 2001, the extraordinary loss on early retirement of debt of $4.2 million and $30.5 million, before the $1.7 million and $11.6 million effect of income taxes, for the three months and nine months ended September 30, 2002, respectively, would have been reflected in income before income taxes. In addition, the extraordinary loss on early retirement of debt of $2.6 million, before the $1.0 million effect of income taxes for the nine months ended September 30, 2001, would also have been reflected in income before income taxes. There would be no resulting change in net income.

     Because of the nature of the earnings per share calculation regarding antidilution of the convertible securities and the effect of applying SFAS 145, the computation of basic and diluted earnings per share would have been as follows if the Company had adopted SFAS 145 on January 1, 2001 (income in millions and shares in thousands):

	Three months ended		Nine months ended
	September 30		September 30

	2002a	2001	2002b	2001

Numerator:
Numerator for basic earnings per share – Net income	$12.7	$7.5	$23.9	$23.0
Effect of convertible notes	—	—	—	—

Numerator for diluted earnings per share	$12.7	$7.5	$23.9	$23.0

Denominator:
Denominator for basic earnings per share – Weighted average shares	37,616	36,783	37,469	35,216
Effect of dilutive securities:
Employee stock options	920	1,351	1,026	1,420
Other	84	96	87	104
Convertible notes	—	—	—	—

Denominator for diluted earnings per share – Adjusted weighted average shares	38,620	38,230	38,582	36,740

Basic earnings per share	$0.34	$0.20	$0.64	$0.65

Diluted earnings per share	$0.33	$0.20	$0.62	$0.63

a	The effect of the convertible notes to purchase 5,279 shares of common stock and related interest expense was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

b	The effect of the convertible notes to purchase 2,552 shares of common stock and related interest expense was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate the adoption of this standard to materially impact its results of operations.

NOTE 4 – ISSUANCE OF CONVERTIBLE NOTES

     Effective May 22, 2002, the Company sold $250 million of Convertible Subordinated Notes due June 1, 2009 (the “Convertible Notes”). The net proceeds were approximately $242.5 million and will be used for general corporate purposes, which may include capital improvements on the Company’s existing facilities, repurchases of the Company’s 10 3/4% Senior Subordinated Notes and working capital. The Convertible Notes bear interest at the rate of 4 1/2% per year, payable semi-annually on June 1 and December 1, beginning on December 1, 2002. The Convertible Notes are convertible at the option of the holder at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $47.36 per share. The conversion price is subject to adjustment. The Company may redeem all or a portion of the Convertible Notes on or after June 3, 2005, at the then current redemption prices, plus accrued and unpaid interest. Convertible Notes holders may require the Company to repurchase all of the holder’s Convertible Notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The Convertible Notes are unsecured and subordinated to the Company’s existing and future senior indebtedness and senior subordinated indebtedness. The Convertible Notes rank junior to the Company’s subsidiary liabilities. The indenture does not contain any financial covenants. A total of 5,278,825 shares of common stock have been reserved for issuance upon conversion of the Convertible Notes.

     Interest expense of $1.9 million and $2.8 million (net of income tax benefits) related to the Convertible Notes was added to income before extraordinary item to compute diluted income before extraordinary item per share for the three months and nine months ended September 30, 2002, respectively. The interest expense of $2.8 million for the nine months ended September 30, 2002 was calculated for the period of May 22, 2002 through September 30, 2002.

NOTE 5 – REPURCHASE OF SENIOR SUBORDINATED NOTES

     During the nine months ended September 30, 2002, the Company repurchased $147.1 million of its $150.0 million 10 3/4% Senior Subordinated Notes due 2009 (the “Notes”) and paid $26.0 million in premiums, commissions and fees on these repurchases. In connection with these repurchases, the Company recorded an extraordinary charge on the early retirement of debt in the amount of $18.9 million, net of tax benefits of $11.6 million.

     Subsequent to September 30, 2002 and after the Company’s earnings release date of October 21, 2002, the Company repurchased the remaining $2.9 million of the Notes and paid $0.6 million in premiums, commissions and fees related to these additional repurchases. The Company will incur an additional extraordinary charge to income of $0.4 million, net of tax benefits of $0.2 million, during the three months ended December 31, 2002 as a result of these additional repurchases.

NOTE 6 – CONTINGENCIES

HCA Investigations, Litigation and Indemnification Rights

     HCA, Inc. is currently the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payor actions and general liability claims. HCA is also the subject of a formal order of investigation by the SEC. Based on the Company’s review of HCA’s public filings, the Company understands that the SEC’s investigation of HCA includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the federal securities laws. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before the Company’s formation as an independent company, owned certain of the facilities the Company now owns.

     HCA is a defendant in several qui tam actions (actions brought by private parties, known as relators, on behalf of the United States of America) which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Clams Act, 31 U.S.C. ss. 3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the federal government, civil penalties of not less than $5,500 nor more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that, on March 15, 2001, the Department of Justice filed a status report setting forth the government’s decisions regarding intervention in existing qui tam actions against HCA and filed formal complaints for those suits in which the government has intervened. HCA stated that, of the original 30 qui tam actions, the Department of Justice remains active and has elected to intervene in eight actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

     Based on the Company’s review of HCA’s public filings, the Company understands that, in December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney’s Offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the “Civil Agreement”). Based on the Company’s review of HCA’s public filings, the Company understands that the agreements resolve all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against HCA relating to diagnosis related group (“DRG”), coding, outpatient laboratory billing and home health issues. Pursuant to the Plea Agreement, HCA paid the government $95 million during the first quarter of 2001. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. Pursuant to the Civil Agreement, HCA agreed to pay the government $745 million plus interest, which was paid in the third quarter of 2001. Based on the Company’s review of HCA’s public filings, the Company understands that certain civil issues are not covered by the Civil Agreement and remain outstanding, including claims related to costs reports and physician relations issues. The Plea Agreement and the Civil Agreement announced in December 2000 relate only to conduct that was the subject of the federal investigations resolved in the agreements and do not resolve various qui tam actions filed by private parties against HCA, or pending state actions.

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

     The extent to which the Company may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any, cannot be predicted with accuracy. These matters could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects in future periods.

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

General Liability Claims

     The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts, wrongful restriction of or interference with physician staff privileges and employment related claims. In certain of these actions, plaintiffs request punitive or other damages against the Company, which may not be covered by insurance. The Company is currently not a party to any proceeding which, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities the Company serves. In consideration for a physician relocating to one of the Company’s communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company has committed to advance amounts of approximately $16.2 million at September 30, 2002. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community.

Prior Period Cost Report Settlements

     Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a Prospective Payment System (“PPS”), are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. Since implementation of outpatient PPS in August 2000, the due dates of all Medicare cost reports have been extended due to a delay in receiving certain government reports. The Company anticipates filing substantially all delayed cost reports with extended due dates during the fourth quarter of 2002.

     Net adjustments to estimated third-party payor settlements resulted in an increase to net revenues of $5.8 million and $1.1 million for the three months ended September 30, 2002 and 2001, respectively and $7.9 million and $1.9 million for the nine months ended September 30, 2002 and 2001, respectively. Net adjustments of $5.0 million out of the $5.8 million and $7.9 million mentioned above relate to the favorable settlement of a Kentucky Medicaid rate appeal that covered several fiscal years. The remaining $0.8 million and $2.9 million primarily relates to outpatient PPS revenues. The adjustments had a favorable earnings per share effect of $0.07 and $0.01 for the three months ended September 30, 2002 and 2001, respectively and $0.10 and $0.03 for the nine months ended September 30, 2002 and 2001, respectively. The Company still has 11 cost reports to file which include outpatient PPS revenues.

Acquisitions

     The Company has acquired and expects to continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

NOTE 7 – RELATED PARTY TRANSACTIONS

     As part of an officer’s relocation package, the Company purchased a house for approximately $0.6 million in the second quarter of 2002 and subsequently sold it in the fourth quarter of 2002.

     The Company loaned certain Company officers 100% of the purchase price of the Company’s common stock at the fair market value based on the date of purchase during 1999. The loans are reflected as notes receivable for shares sold to employees in the Company’s Condensed Consolidated Balance Sheets. During the third quarter of 2002, Company executive officers repaid $5.2 million of such loans. Other Company officers repaid the remaining $0.5 million during the fourth quarter of 2002.

NOTE 8 – SUBSEQUENT EVENTS

     Effective October 3, 2002, the Company acquired the 100-bed Russellville Hospital in Russellville, Alabama from The Healthcare Authority of Lauderdale County and the City of Florence, Alabama, for approximately $20.4 million, including the cost of inventory and assumption of certain liabilities such as accrued paid time-off obligations to hospital employees.

     The Company purchased the remaining 30% interest in Dodge City Healthcare Group, L.P., the joint venture that owns and operates 110-bed Western Plains Regional Hospital in Dodge City, Kansas, for $25 million in October 2002. In March 1995, prior to the Company’s spin-off from HCA, HCA had acquired a 70% equity interest in the consolidated joint venture. Under the terms of the purchase agreement, the limited partners have agreed not to compete with the hospital for five years. The non-compete agreements will be valued by an independent third party; such amount is estimated to be approximately $5 to $6 million and will be amortized over the life of the agreement.

     On October 7, 2002, the Company entered into a definitive agreement to purchase the 99-bed Carraway Burdick West Medical Center, located in Haleyville, Alabama, and the 71-bed Carraway Northwest Medical Center, located in Winfield, Alabama, from Carraway Methodist Health Systems, a not-for-profit company based in Birmingham, Alabama. The transaction is expected to close during the fourth quarter of 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     You should read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

     At September 30, 2002, we operated 23 general, acute care hospitals in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah and Wyoming.

Forward-Looking Statements

     This report and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by us, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations and future financial condition and results. These factors include, but are not limited to:

•	the highly competitive nature of the healthcare business, including the competition to recruit general and specialized physicians;

•	the efforts of insurers, healthcare providers and others to contain healthcare costs;

•	possible changes in the Medicare and Medicaid programs that may further limit reimbursements to healthcare providers and insurers;

•	the ability to attract and retain qualified management and personnel, including physicians, nurses and technicians, consistent with our expectations and targets;

•	inflationary pressures;

•	changes in federal, state or local regulation affecting the healthcare industry;

•	the possible enactment of federal or state healthcare reform;

•	our ability to acquire hospitals on favorable terms and to successfully complete budgeted capital improvements of our existing facilities;

•	liabilities and other claims asserted against us;

•	uncertainty associated with the HIPAA regulations;

•	the ability to enter into, renegotiate and renew payor arrangements on acceptable terms;

•	the availability and terms of capital to fund our business strategy;

•	the availability, cost and terms of insurance coverage for our hospitals and physicians who practice at our hospitals;

•	implementation of our business strategy and development plans;

•	our ongoing efforts to monitor, maintain and comply with applicable laws, regulations, policies and procedures, including those required by the corporate integrity agreement that we entered into with the government in December 2000 (as amended in May 2002) and those that, if violated, could result in monetary damages or cause any of our facilities to lose its state license or its ability to receive payments under the Medicare, Medicaid or TRICARE programs;

•	the ability to increase patient volumes and control the costs of providing services and supply costs;

•	the financial viability of third-party payors;

•	claims and legal actions relating to professional liabilities and other matters;

•	state laws as they relate to medical malpractice insurance;

•	successful development (or license) of software and management information systems used for effective claims processing;

•	volatility in the market value of our common stock and resulting costs to us to administer our ESOP;

•	changes in accounting practices;

•	changes in general economic conditions in the markets where our facilities are located; and

•	other risk factors described in this report.

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

Results of Operations

Revenue/Volume Trends

     We anticipate our patient volumes and related revenues to continue to increase as a result of the following factors:

•	Expanding Service Offerings. We believe our efforts to improve the quality and broaden the scope of healthcare services available at our facilities will lead to increased patient volumes. Recruiting and retaining both general practitioners and specialists for our non-urban communities is a key to the success of these efforts. Between January 1, 1998 and September 30, 2002, we recruited 323 physicians, of which 243 have been retained by us. Adding new physicians should help increase both inpatient and outpatient volumes which, in turn, should increase revenues. Approximately 57% of our retained physicians are specialists. Continuing to add specialists should also allow us to grow by offering new services. In addition, increases in capital expenditures in our hospitals should increase local market share and help persuade patients to obtain healthcare services within their communities.

•	Aging U.S. Population. In general, the population of the United States and of the communities that we serve is aging. At the end of 2001, approximately 13% of the U.S. population was 65 years old or older compared to 11% of the population at the end of 1980. This aging trend is projected to continue so that by 2025, approximately 18% of the U.S. population is expected to be older than 65. Generally, the older population tends to use healthcare services more frequently than the younger population.

•	Medicare Rate Increases. The Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000 (BIPA) was enacted in December 2000. Under BIPA, we have experienced Medicare rate increases that began in April 2001.

     Although we anticipate our patient volumes to increase, the resulting revenues will likely be impacted in part by the following factors:

•	Revenues from Medicare, Medicaid and managed care plans. We derive a significant portion of our business from Medicare, Medicaid and managed care plans. Admissions related to Medicare, Medicaid and managed care plan patients were 92.2% and 91.2% of total admissions for the nine months ended September 30, 2002 and 2001, respectively. These payors receive significant discounts.

•	Our revenue is heavily concentrated in Kentucky and Tennessee, which makes us particularly sensitive to regulatory and economic changes in those states. As of September 30, 2002, we operated 23 hospitals, with seven located in the Commonwealth of Kentucky and seven located in the State of Tennessee. Based on those 23 hospitals, we generated 38.5% of our revenue from our Kentucky hospitals (including 4.1% from state-sponsored Medicaid programs) and 24.1% from our Tennessee hospitals (including 3.4% from state-sponsored TennCare programs) for the nine months ended September 30, 2002. Some managed care organizations that participate in the Medicaid programs of Tennessee and Kentucky have been placed in receivership or encountered other financial difficulties in the past. Other managed care organizations in these or other states in which we operate may encounter similar difficulties in paying claims in the future.

•	Efforts to Reduce Payments. Other third-party payors also negotiate discounted fees rather than paying standard prices. In addition, an increasing proportion of our services are reimbursed under predetermined payment amounts regardless of the cost incurred.

•	Growth in Outpatient Services. We anticipate that the growth trend in outpatient services will continue. A number of procedures once performed only on an inpatient basis have been, and will likely continue to be, converted to outpatient procedures. This conversion has occurred through continuing advances in pharmaceutical and medical technologies and as a result of efforts made by payors to control costs. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting. Net outpatient revenues as a percentage of total revenues were 50.1% and 47.6% for the nine months ended September 30, 2002 and 2001, respectively. On a same facility basis, net outpatient revenues as a percentage of total revenues was 49.0% and 47.6% for the nine months ended September 30, 2002 and 2001, respectively.

Cost Containment

     We seek to control costs by, among other things, reducing labor costs by improving labor productivity and decreasing the use of contracted labor, controlling supply expenses through the use of a group purchasing organization and reducing uncollectible revenues. We have implemented cost control initiatives including adjusting staffing levels according to patient volumes, modifying supply purchases according to usage patterns and providing training to hospital staff in more efficient billing and collection processes. For the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, total operating expenses decreased as a percentage of revenue to 77.5% from 78.9%. We believe that as our company grows, we will likely benefit from our ability to spread fixed administrative costs over a larger base of operations.

     While we were able to control our costs during the nine months ended September 30, 2002, there is no guarantee that we can contain certain costs in the future. As a result of the general shortage of nurses and technicians in the industry, we may experience an increase in salaries and benefits expense as we may be forced to hire additional contract health professionals.

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

Operating Results Summary

     The following is a summary of results of operations for the three months and nine months ended September 30, 2002 and 2001 (dollars in millions except for revenues per equivalent admission):

	THREE MONTHS ENDED SEPTEMBER 30,

	2002		2001

		% OF		% OF
	AMOUNTS	REVENUES	AMOUNT	REVENUES

Revenues	$182.2	100.0%	$149.2	100.0%

Salaries and benefits (a)	71.0	39.0	59.3	39.7
Supplies (b)	22.6	12.4	19.0	12.7
Other operating expenses (c)	35.6	19.5	29.1	19.6
Provision for doubtful accounts	12.5	6.9	11.5	7.7

	141.7	77.8	118.9	79.7

EBITDA (d)	40.5	22.2	30.3	20.3

Depreciation and amortization	8.9	4.8	8.2	5.5
Interest expense, net	3.0	1.7	4.0	2.7
ESOP expense	2.2	1.2	3.0	2.0

Income before minority interests, income taxes and extraordinary item	26.4	14.5	15.1	10.1
Minority interests in earnings of consolidated entity	0.7	0.4	0.6	0.4

Income before income taxes and extraordinary item	25.7	14.1	14.5	9.7
Provision for income taxes	10.5	5.8	7.0	4.7

Income before extraordinary item	15.2	8.3	7.5	5.0
Extraordinary loss on early retirement of debt, net	2.5	1.3	—	0.0

Net income	$12.7	7.0%	$7.5	5.0%

	THREE MONTHS ENDED SEPTEMBER 30,

	2002	2001	% CHANGE
	AMOUNT	AMOUNT	FROM PRIOR YEAR

Consolidated:
Revenues	$182.2	$149.2	22.2%
Admissions(e)	18,297	16,875	8.4
Equivalent admissions(f)	36,097	31,248	15.5
Revenues per equivalent admission	$5,049	$4,774	5.8
Outpatient factor (f)	1.97	1.85	6.6
Emergency room visits (g)	89,841	79,145	13.5
Inpatient surgeries	5,513	4,832	14.1
Outpatient surgeries (h)	16,233	14,387	12.8
Total surgeries	21,746	19,219	13.1
Number of hospitals at end of period	23	21	9.5
Licensed beds at end of period	2,196	1,963	11.9
Weighted average licensed beds	2,191	1,963	11.6
Average daily census	799	740	8.0
Average length of stay (days) (i)	4.0	4.0	—
Net outpatient revenues as a percentage of net revenues	51.4%	49.4%

Same hospital(j):
Revenues	$169.7	$149.3	13.7%
Admissions (e)	16,930	16,875	0.3
Equivalent admissions(f)	32,795	31,248	5.0
Revenues per equivalent admission	$5,175	$4,776	8.4
Outpatient factor (f)	1.94	1.85	4.6
Emergency room visits (g)	80,997	79,145	2.3
Inpatient surgeries	5,128	4,832	6.1
Outpatient surgeries (h)	15,332	14,387	6.6
Total surgeries	20,460	19,219	6.5
Number of hospitals at end of period	21	21	—
Licensed beds at end of period	1,962	1,963	(0.1)
Weighted average licensed beds	1,962	1,963	(0.1)
Average daily census	738	740	(0.3)
Average length of stay (days) (i)	4.0	4.0	—
Net outpatient revenues as a percentage of net revenues	49.9%	49.5%

	NINE MONTHS ENDED SEPTEMBER 30,

	2002		2001

		% OF		% OF
	AMOUNTS	REVENUES	AMOUNT	REVENUES

Revenues	$541.7	100.0%	$455.1	100.0%

Salaries and benefits (a)	212.6	39.3	179.0	39.3
Supplies (b)	67.4	12.4	57.4	12.6
Other operating expenses (c)	101.1	18.6	88.5	19.5
Provision for doubtful accounts	38.8	7.2	34.1	7.5

	419.9	77.5	359.0	78.9

EBITDA (d)	121.8	22.5	96.1	21.1

Depreciation and amortization	28.0	5.2	24.8	5.4
Interest expense, net	9.9	1.8	14.2	3.1
Gain on previously impaired assets	—	0.0	(0.5)	(0.1)
ESOP expense	7.4	1.4	8.0	1.8

Income before minority interests, income taxes and extraordinary item	76.5	14.1	49.6	10.9
Minority interests in earnings of consolidated entity	2.2	0.4	1.9	0.4

Income before income taxes and extraordinary item	74.3	13.7	47.7	10.5
Provision for income taxes	31.5	5.8	23.1	5.1

Income before extraordinary item	42.8	7.9	24.6	5.4
Extraordinary loss on early retirement of debt, net	18.9	3.5	1.6	0.3

Net income	$23.9	4.4%	$23.0	5.1%

	NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	% CHANGE
	AMOUNT	AMOUNT	FROM PRIOR YEAR

Consolidated:
Revenues	$541.7	$455.1	19.0%
Admissions(e)	57,396	52,903	8.5
Equivalent admissions(f)	109,799	95,702	14.7
Revenues per equivalent admission	$4,934	$4,756	3.7
Outpatient factor (f)	1.91	1.81	5.7
Emergency room visits (g)	262,931	232,919	12.9
Inpatient surgeries	16,897	14,733	14.7
Outpatient surgeries (h)	48,478	42,192	14.9
Total surgeries	65,375	56,925	14.8
Number of hospitals at end of period	23	21	9.5
Licensed beds at end of period	2,196	1,963	11.9
Weighted average licensed beds	2,195	1,974	11.2
Average daily census	853	783	8.9
Average length of stay (days) (i)	4.1	4.0	2.5
Net outpatient revenues as a percentage of net revenues	50.1%	47.6%

Same hospital(j):
Revenues	$499.2	$455.0	9.7%
Admissions (e)	52,796	52,903	(0.2)
Equivalent admissions(f)	99,362	95,702	3.8
Revenues per equivalent admission	$5,024	$4,754	5.7
Outpatient factor (f)	1.88	1.81	4.0
Emergency room visits (g)	237,673	232,919	2.0
Inpatient surgeries	15,613	14,733	6.0
Outpatient surgeries (h)	45,439	42,192	7.7
Total surgeries	61,052	56,925	7.2
Number of hospitals at end of period	21	21	—
Licensed beds at end of period	1,962	1,963	(0.1)
Weighted average licensed beds	1,961	1,974	(0.7)
Average daily census	783	783	—
Average length of stay (days) (i)	4.0	4.0	—
Net outpatient revenues as a percentage of net revenues	49.0%	47.6%

(a)	Represents our cost of salaries and benefits, including employee health benefits and workers compensation insurance, for all hospital and corporate employees and contract labor.

(b)	Includes our hospitals’ costs for pharmaceuticals, blood, surgical instruments and all general supply items, including the cost of freight.

(c)	Consists primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes.

(d)	EBITDA is defined as income before depreciation and amortization, interest expense, gain on previously impaired assets, ESOP expense, minority interests in earnings of consolidated entity, extraordinary items and income taxes. EBITDA is commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(e)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(f)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue). The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(g)	Represents the total number of hospital-based emergency room visits.

(h)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

(i)	Represents the average number of days an admitted patient stays in our hospitals.

(j)	Same hospital information excludes the operations of hospitals which we either acquired or divested during the periods presented. The costs of corporate overhead are included in same hospital information.

For the Three Months Ended September 30, 2002 and 2001

     Revenues increased 22.2% to $182.2 million for the three months ended September 30, 2002 compared to $149.2 million for the three months ended September 30, 2001 primarily as a result of our two acquisitions during the fourth quarter of 2001 and a 13.7% increase in same hospital revenues. The 2001 acquisitions increased our revenues by $12.6 million while same hospital revenues increased by $20.4 million. The 13.7% increase in same hospital revenues resulted primarily from a 5.0% increase in same hospital equivalent admissions and an 8.4% increase in same hospital revenues per equivalent admission. In addition, total surgeries, inpatient surgeries and outpatient surgeries increased 6.5%, 6.1% and 6.6%, respectively, on a same hospital basis for the three months ended September 30, 2002 over the same period last year. The growth in outpatient surgeries increased our revenue; however, these outpatient revenues lower our growth in revenues per equivalent admission as revenues from outpatient services are generally lower than inpatient services.

     Our breakdown of revenues for the three months ended September 30, 2002 was 33.6% Medicare, 19.2% Medicaid, 37.4% discounted and commercial, and 9.8% other. Our breakdown of revenues for the three months ended September 30, 2001 was 34.1% Medicare, 13.7% Medicaid, 39.9% discounted and commercial, and 12.3% other.

     Net adjustments to estimated third-party payor settlements resulted in an increase to net revenues of $5.8 million for the three months ended September 30, 2002 compared to $1.1 million for the same period last year. Net adjustments of $5.0 million out of the $5.8 million mentioned above relate to the favorable settlement of a Kentucky Medicaid rate appeal that covered several fiscal years. The remaining $0.8 million primarily relates to outpatient PPS revenues. The third-party payor settlements had a favorable EPS effect of $0.07 and $0.01 for the three months ended September 30, 2002 and 2001, respectively. We still have 11 cost reports to file that include outpatient PPS revenues.

     Excluding the effect of the changes in estimates related to third-party payor settlements of $5.8 million and $1.1 million for the three months ended September 30, 2002 and 2001, respectively, revenues would have increased 19.1% and revenues per equivalent admission would have increased 3.1%. Excluding the adjustments, same hospital revenues would have increased 10.6% and same hospital revenues per equivalent admission would have increased 5.4%.

     Our total costs did not increase at the same rate as our revenues. The increase in volumes, revenues per equivalent admission and net adjustments to estimated third-party payor settlements described above contributed to the reduction of our total operating expenses as a percentage of revenues because we were able to spread our operating costs over an increased base of revenues.

     Salaries and benefits decreased as a percentage of revenues to 39.0% for the three months ended September 30, 2002 from 39.7% for the three months ended September 30, 2001. Excluding the effect of the third-party payor settlements mentioned above, salaries and benefits increased as a percentage of revenues to 40.3% for the three months ended September 30, 2002 from 40.0% over the same period last year primarily as a result of a 7.1% increase in salaries and benefits per man-hour offset by a 3.1% decrease in man-hours per equivalent admission. Our largest area of increase was employee benefits, which increased by $1.8 million over the same period last year. On a same hospital basis, salaries and benefits decreased as a percentage of revenues to 38.0% for the three months ended September 30, 2002 from 39.7% over the same period last year. Excluding the adjustments, salaries and benefits on a same hospital basis decreased as a percentage of revenues to 39.3% for the three months ended September 30, 2002 from 40.0% over the same period last year.

     Supply costs decreased as a percentage of revenues to 12.4% for the three months ended September 30, 2002 from 12.7% for the three months ended September 30, 2001. Excluding the effect of the third-party payor settlements, supply costs as a percentage of revenues remained constant at 12.8% for the three months ended September 30, 2002 and 2001. However, the cost of supplies per equivalent admission increased 3.0% primarily as a result of increases in the number of surgeries performed by us during the three months ended September 30, 2002, compared to the three months ended September 30, 2001. Supply costs incurred in connection with surgeries are higher than supply costs incurred for other procedures. Total surgeries increased 13.1% over the same period last year. On a same hospital basis, supply costs decreased as a percentage of revenues to 12.1% for the three months ended September 30, 2002 from 12.7% over the same period last year. Excluding the adjustments, supply costs on a same hospital basis decreased to 12.5% for the three months ended September 30, 2002 from 12.8% over the same period last year primarily as a result of the benefit from group purchasing and an increase in our revenues per equivalent admission.

     Other operating expenses decreased slightly as a percentage of revenues to 19.5% for the three months ended September 30, 2002 from 19.6% for the three months ended September 30, 2001. Included in other operating expenses for the three months ended September 30, 2002 are expenses of $0.9 million relating to the third-party payor settlements. Excluding the effect of the third-party payor settlements, including the related expenses that are included in other operating expenses, other operating expenses remained constant at 19.7% for the three months ended September 30, 2002 and 2001. On a same hospital basis, other operating expenses decreased as a percentage of revenues to 19.2% for the three months ended September 30, 2002 from 19.6% over the same period last year. Excluding the adjustments, other operating expenses on a same hospital basis decreased slightly to 19.6% for the three months ended September 30, 2002 from 19.7% over the same period last year.

     Provision for doubtful accounts decreased as a percentage of revenues to 6.9% for the three months ended September 30, 2002 from 7.7% for the three months ended September 30, 2001. Excluding the effect of the third-party payor settlements, the provision for doubtful accounts decreased to 7.1% for the three months ended September 30, 2002 from 7.8% over the same period last year, in part due to a decrease in our self-pay revenues as a percentage of total revenues. On a same hospital basis, the provision for doubtful accounts decreased as a percentage of revenues to 6.9% for the three months ended September 30, 2002 from 7.8% over the same period last year. Excluding the adjustments, the provision for doubtful accounts on a same hospital basis decreased to 7.1% for the three months ended September 30, 2002 from 7.9% over the same period last year.

     Depreciation and amortization expense increased to $8.9 million for the three months ended September 30, 2002 compared to $8.2 million for the three months ended September 30, 2001, primarily as a result of our two acquisitions during the fourth quarter of 2001 and our increase in capital expenditures during the past year. This was partially offset by the cessation of goodwill amortization required by SFAS 142, which was effective January 1, 2002. Goodwill amortization during the three months ended September 30, 2001 was $0.4 million.

     Net interest expense decreased to $3.0 million for the three months ended September 30, 2002 from $4.0 million for the three months ended September 30, 2001. This decrease was primarily the result of our repurchase of $147.1 million of our 10 3/4% Senior Subordinated Notes during the nine months ended September 30, 2002.

     ESOP expense decreased to $2.2 million for the three months ended September 30, 2002 from $3.0 million for the three months ended September 30, 2001. This decrease was primarily because of a lower average fair market value of our common stock for the three months ended September 30, 2002 compared to the same period last year. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

     Minority interests in earnings of consolidated entity increased slightly to $0.7 million for the three months ended September 30, 2002 compared to $0.6 million for the three months ended September 30, 2001. We purchased the remaining 30% interest in Dodge City Healthcare Group, L.P., the joint venture that owns and operates the 110-bed Western Plains Regional Hospital and affiliated surgery center in Dodge City, Kansas, for $25 million in October 2002. Minority interests in earnings of consolidated entity relates to this joint venture.

     The provision for income taxes increased to $10.5 million for the three months ended September 30, 2002 compared to $7.0 million for the three months ended September 30, 2001. These provisions reflect effective income tax rates of 40.9% for the three months ended September 30, 2002 compared to 48.4% for the three months ended September 30, 2001. The effective tax rate decreased primarily due to the decline in the permanent differences between book and taxable income as a percentage of pre-tax income. The effective tax rate was reduced in the third quarter to reflect the appropriate year-to-date rate of 42.4%.

     During the three months ended September 30, 2002, we repurchased $19.1 million of our $150.0 million 10 3/4% Senior Subordinated Notes due 2009. In connection with these repurchases, we recorded an extraordinary charge on the the early retirement of debt in the amount of $2.5 million, net of tax benefits of $1.7 million. The gross extraordinary charge of $4.2 million consists of $3.6 million in premiums, commissions and fees paid for the repurchases and $0.6 million in non-cash net deferred loan cost write-offs.

     We had net income of $12.7 million for the three months ended September 30, 2002 compared to net income of $7.5 million for the three months ended September 30, 2001, for the reasons described above.

For the Nine Months Ended September 30, 2002 and 2001

     Revenues increased 19.0% to $541.7 million for the nine months ended September 30, 2002 compared to $455.1 million for the nine months ended September 30, 2001, primarily as a result of our two acquisitions during the fourth quarter of 2001 and a 9.7% increase in same hospital revenues. The 2001 acquisitions increased our revenues by $42.5 million while same hospital revenues increased by $44.2 million. The 9.7% increase in same hospital revenues resulted primarily from a 3.8% increase in same hospital equivalent admissions and a 5.7% increase in same hospital revenues per equivalent admission. In addition, total surgeries, inpatient surgeries and outpatient surgeries increased 7.2%, 6.0% and 7.7%, respectively, on a same hospital basis for the nine months ended September 30, 2002 over the same period last year. The growth in outpatient surgeries increased our revenue; however, these outpatient revenues lower our growth in revenues per equivalent admission as revenues from outpatient services are generally lower than inpatient services.

     Our breakdown of revenues for the nine months ended September 30, 2002 was 34.3% Medicare, 16.9% Medicaid, 38.2% discounted and commercial and 10.6% other. Our breakdown of revenues for the nine months ended September 30, 2001 was 34.7% Medicare, 13.8% Medicaid, 40.5% discounted commercial, and 11.0% other.

     Net adjustments to estimated third-party payor settlements resulted in an increase to net revenues of $7.9 million for the nine months ended September 30, 2002 compared to $1.9 million for the same period last year. Net adjustments of $5.0 million out of the $7.9 million mentioned above relate to the favorable settlement of a Kentucky Medicaid rate appeal that covered several fiscal years. The remaining $2.9 million primarily relates to outpatient PPS revenues. The third-party payor settlements had a favorable EPS effect of $0.10 and $0.03 for the nine months ended September 30, 2002 and 2001, respectively. We still have 11 cost reports to file that include outpatient PPS revenues.

     Excluding the effect of the changes in estimates related to third-party payor settlements of $7.9 million and $1.9 million for the nine months ended September 30, 2002 and 2001, respectively, revenues would have increased 17.8% and revenues per equivalent admission would have increased 2.7%. Excluding the adjustments, same hospital revenues would have increased 8.4% and same hospital revenues per equivalent admission would have increased 4.4%.

     Our total costs did not increase at the same rate as our revenues. The increase in volumes, revenues per equivalent admission and net adjustments to estimated third-party payor settlements described above contributed to the reduction of our total operating expenses as a percentage of revenues because we were able to spread our operating costs over an increased base of revenues.

     Salaries and benefits were 39.3% for both the nine months ended September 30, 2002 and 2001. Excluding the effect of the third-party payor settlements mentioned above, salaries and benefits increased as a percentage of revenues to 39.8% for the nine months ended September 30, 2002 from 39.5% over the same period last year, primarily as a result of a 6.0% increase in salaries and benefits per man-hour offset by a 2.3% decrease in man-hours per equivalent admission. Our largest area of increase was employee benefits, which increased by $7.3 million over the same period last year. On a same hospital basis, salaries and benefits decreased as a percentage of revenues to 38.6% for the nine months ended September 30, 2002 from 39.3% over the same period last year. Excluding the adjustments, salaries and benefits on a same hospital basis decreased as a percentage of revenues to 39.2% for the nine months ended September 30, 2002 from 39.5% over the same period last year.

     Supply costs as a percentage of revenues decreased as a percentage of revenues to 12.4% for the nine months ended September 30, 2002 from 12.6% for the nine months ended September 30, 2001. Excluding the effect of the third-party payor settlements, supply costs as a percentage of revenues decreased slightly to 12.6% for the nine months ended September 30, 2002 from 12.7% over the same period last year. However, the cost of supplies per equivalent admission increased 2.5% primarily as a result of increases in the number of surgeries performed by us during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Supply costs incurred in connection with surgeries are higher than supply costs incurred for other procedures. Total surgeries increased 14.8% over the same period last year. On a same hospital basis, supply costs decreased as a percentage of revenues to 12.2% for the nine months ended September 30, 2002 from 12.6% over the same period last year. Excluding the adjustments, supply costs on a same hospital basis decreased to 12.4% for the nine months ended September 30, 2002 from 12.7% over the same period last year primarily as a result of the benefit from group purchasing and an increase in our revenues per equivalent admission.

     Other operating expenses decreased as a percentage of revenues to 18.6% for the nine months ended September 30, 2002 from 19.5% for the nine months ended September 30, 2001. Included in other operating expenses for the nine months ended September 30, 2002 are expenses of $0.9 million relating to the third-party payor settlements. Excluding the effect of the third-party payor settlements, including the related expenses included in other operating expenses, other operating expenses decreased to 18.8% for the nine months ended September 30, 2002 from 19.5% over the same period last year. The decrease was primarily the result of a decrease in physician recruiting expense as a percentage of revenues; however, the amount of physician recruiting expense increased to $4.5 million for the nine months ended September 30, 2002 from $4.4 million for the same period last year. On a same hospital basis, other operating expenses decreased as a percentage of revenues to 18.7% for the nine months ended September 30, 2002 from 19.5% over the same period last year. Excluding the adjustments, other operating expenses on a same hospital basis decreased to 18.8% for the nine months ended September 30, 2002 from 19.5% over the same period last year.

     Provision for doubtful accounts decreased as a percentage of revenues to 7.2% for the nine months ended September 30, 2002 from 7.5% for the nine months ended September 30, 2001. Excluding the effect of the third-party payor settlements, the provision for doubtful accounts decreased to 7.3% for the nine months ended September 30, 2002 from 7.5% over the same period last year primarily as a result of an improvement in same hospital collections from all payor sources. On a same hospital basis, provision for doubtful accounts decreased as a percentage of revenues to 7.0% for the nine months ended September 30, 2002 from 7.6% over the same period last year. Excluding the adjustments, the provision for doubtful accounts on a same hospital basis decreased to 7.2% for the nine months ended September 30, 2002 from 7.6% over the same period last year.

     Depreciation and amortization expense increased to $28.0 million for the nine months ended September 30, 2002 compared to $24.8 million for the nine months ended September 30, 2001 primarily as a result of our two acquisitions during the fourth quarter of 2001 and our increase in capital expenditures during the past year. In addition, we accelerated depreciation expense by $0.5 million during the nine months ended September 30, 2002 as a result of replacing certain equipment with new equipment purchased in a $10 million bulk purchase during June 2002. This was partially offset by the cessation of goodwill amortization required by SFAS 142, which was effective January 1, 2002. Goodwill amortization during the nine months ended September 30, 2001 was $1.1 million.

     Net interest expense decreased to $9.9 million for the nine months ended September 30, 2002 from $14.2 million for the nine months ended September 30, 2001. This decrease was primarily the result of our repurchase of $147.1 million of our 10 3/4% senior subordinated notes during the nine months ended September 30, 2002.

     ESOP expense decreased to $7.4 million for the nine months ended September 30, 2002 from $8.0 million for the nine months ended September 30, 2001. This decrease was primarily because of a lower average fair market value of our common stock for the nine months ended September 30, 2002 compared to the same period last year. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

     During the nine months ended September 30, 2001, we recorded a $0.5 million pre-tax gain related to the favorable settlement of the sale of a facility for which we previously recorded an impairment charge.

     Minority interests in earnings of consolidated entity increased to $2.2 million for the nine months ended September 30, 2002 compared to $1.9 million for the nine months ended September 30, 2001 primarily because of an increase in the pre-tax income of our non-wholly owned hospital and affiliated surgery center. We purchased the remaining 30% interest in Dodge City Healthcare Group, L.P., the joint venture that owns and operates the 110-bed Western Plains Regional Hospital and affiliated surgery center in Dodge City, Kansas, for $25 million in October 2002. Minority interests in earnings of consolidated entity relates to this joint venture.

     The provision for income taxes increased to $31.5 million for the nine months ended September 30, 2002 compared to $23.1 million for the nine months ended September 30, 2001. These provisions reflect effective income tax rates of 42.4% for the nine months ended September 30, 2002 compared to 48.4% for the nine months ended September 30, 2001. The effective tax rate decreased primarily due to the decline in the permanent differences between book and taxable income as a percentage of pre-tax income.

     During the nine months ended September 30, 2002, we repurchased $147.1 million of our $150.0 million 10-3/4% Senior Subordinated Notes due 2009. In connection with these repurchases, we recorded an extraordinary charge from the early retirement of debt in the amount of $18.9 million, net of tax benefits of $11.6 million. The gross extraordinary charge of $30.5 million consists of $26.0 million in premiums, commissions and fees paid for the repurchases and $4.5 million in non-cash net deferred loan cost write-offs.

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

     Net income increased to $23.9 million for the nine months ended September 30, 2002 compared to $23.0 million for the nine months ended September 30, 2001 for the reasons described above.

Liquidity and Capital Resources

     Our cash and cash equivalents increased to $183.8 million at September 30, 2002, from $57.2 million at December 31, 2001. The increase is primarily from $93.9 million provided by operating activities and $77.1 million provided by financing activities offset in part by $44.4 million used in investing activities.

     Our working capital increased to $215.8 million at September 30, 2002 compared to $82.7 million at December 31, 2001, and our cash provided by operating activities increased to $93.9 million in the nine months ended September 30, 2002 from $91.6 million in the same period last year. The increase in working capital was primarily the result of our net issuance of $242.5 million of 4 1/2% Convertible Subordinated Notes due 2009 partially offset by $173.1 million (including $26.0 million in premiums, commissions and fees) in repurchases of our 10 3/4% Senior Subordinated Notes due 2009. The increase in cash provided by operating activities was primarily the result of improved income before extraordinary items offset by the larger increase in accounts receivable resulting from higher revenues during the nine months ended September 30, 2002 compared to the same period last year.

     Cash used in investing activities increased to $44.4 million in the nine months ended September 30, 2002 from $30.0 million in the same period last year primarily as a result of an increase in capital expenditures. Capital expenditures increased to $42.2 million during the nine months ended September 30, 2002 compared to $28.5 million during the same period last year. Our routine capital expenditures were $15.6 million for the nine months ended September 30, 2002. In addition, we entered into a bulk purchase agreement in June 2002 to purchase $10 million in new equipment, of which we paid $6.9 million as of September 30, 2002. We have some large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to accommodate more effectively inpatient and outpatient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At September 30, 2002, we had projects under construction that had an estimated additional cost to complete and equip of approximately $49.4 million. We anticipate that these projects will be completed over the next thirty-six months. We anticipate total capital expenditures in 2002 of approximately $65 million, excluding acquisitions. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our revolving credit facility.

     Cash provided by financing activities was $77.1 million during the nine months ended September 30, 2002 compared to cash used in financing activities of $27.8 million during the same period last year. We raised a net $242.5 million in an offering of 4 1/2% Convertible Subordinated Notes due 2009 during May 2002. This was offset by our repurchase of $173.1 million (including $26.0 million in premiums, commissions and fees) in our 10 3/4% Senior Subordinated Notes due 2009 during the nine months ended September 30, 2002. In addition, we received $5.2 million from certain of our executives in payment of loans that were issued to these executives to purchase our common stock at the fair market value on the date of purchase during 1999. During the nine months ended September 30, 2001 we received $100.4 million from our public offering of common stock and repaid $139.3 million of bank debt.

     Subsequent to September 30, 2002 and after our earnings release date of October 21, 2002, we repurchased the remaining $2.9 million of our 10 3/4% Senior Subordinated Notes and paid $0.6 million in premiums, commissions and fees related to these additional repurchases.

     Effective October 3, 2002, we acquired the 100-bed Russellville Hospital in Russellville, Alabama for approximately $20.4 million, using our available cash to finance the cost of this transaction.

     We purchased the remaining 30% interest in Dodge City Healthcare Group, L.P., the joint venture that owns and operates 110-bed Western Plains Regional Hospital and affiliated surgery center in Dodge City, Kansas, for $25 million in October 2002. We used our available cash to finance the cost of this transaction.

     On October 7, 2002, we entered into a definitive agreement to purchase the 99-bed Carraway Burdick West Medical Center, located in Haleyville, Alabama, and the 71-bed Carraway Northwest Medical Center, located in Winfield, Alabama. The transaction is expected to close during the fourth quarter of 2002, and we anticipate using our available cash to finance the cost of this transaction.

     As of November 4, 2002, we had a $24.4 million letter of credit, which reduced the amount available under our $200 million revolving credit facility by that amount to $175.6 million.

     The following table reflects a summary of our obligations and commitments outstanding at September 30, 2002:

PAYMENTS DUE BY PERIOD

		LESS THAN
CONTRACTUAL CASH OBLIGATIONS	TOTAL	1 YEAR	1—3 YEARS	4—5 YEARS	AFTER 5 YEARS

	(in millions)
Long-term debt(a)	$252.9	$—	$—	$—	$252.9
Lease obligations(b)	13.7	4.1	4.8	2.5	2.3
Other long-term obligations	0.1	—	0.1	—	—

Subtotal	$266.7	$4.1	$4.9	$2.5	$255.2

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

		LESS THAN
OTHER COMMERCIAL COMMITMENTS	TOTAL	1 YEAR	1—3 YEARS	4—5 YEARS	AFTER 5 YEARS

	(in millions)
Guarantees of surety bonds	$0.4	$0.4	$—	$—	$—
Letters of credit	24.4	24.4	—	—	—
Capital expenditure commitments	11.4	4.6	6.8	—	—
Physician commitments	16.2	11.4	3.5	1.3	—

Subtotal	$52.4	$40.8	$10.3	$1.3	$—

Total obligations and commitments	$319.1	$44.9	$15.2	$3.8	$255.2

(a)	Includes principal amount only.
(b)	Includes capital and operating lease obligations; capital lease obligations are not material.

     We are in compliance with all covenants or other requirements set forth in our credit agreements or indentures. Further, these agreements do not contain provisions that would accelerate the maturity dates of our debt upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to renew existing credit facilities or obtain access to new credit facilities in the future and could increase the cost of such facilities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

     Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS 142 effective January 1, 2002. Application of the non-amortization provisions of SFAS 142 for goodwill would have resulted in an increase in income before extraordinary items and net income of approximately $0.4 million and $1.1 million ($0.3 million and $0.9 million, after-tax) for the three months and nine months ended September 30, 2001, respectively. There was no EPS impact for the three months ended September 30, 2001 and a favorable EPS impact of $0.02 for the nine months ended September 30, 2001. Pursuant to SFAS 142, we completed our transition impairment tests of goodwill during the second quarter of 2002 and did not incur an impairment charge. We also performed our initial annual impairment test as of October 1, 2002 and did not incur an impairment charge.

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

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under certain provisions of SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item should be reclassified upon adoption. Had we adopted SFAS 145 in the first quarter of fiscal year 2001, the extraordinary loss on early retirement of debt of $4.2 million and $30.5 million, before the $1.7 million and $11.6 million effect of income taxes, for the three months and nine months ended September 30, 2002, respectively, would have been reflected in income before income taxes. In addition, the extraordinary loss on early retirement of debt of $2.6 million, before the $1.0 million effect of income taxes for the nine months ended September 30, 2001, would also have been reflected in income before income taxes. There would be no resulting change in net income.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate the adoption of this standard to materially impact our results of operations.

Contingencies

HCA Investigations, Litigation and Indemnification Rights

     HCA is currently the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payor actions and general liability claims. HCA is also the subject of a formal order of investigation by the SEC. Based on our review of HCA’s public filings, we understand that the SEC’s investigation of HCA includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the federal securities laws. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before our formation as an independent company, owned certain of the facilities that we now own.

     HCA is a defendant in several qui tam actions (actions brought by private parties, known as relators, on behalf of the United States of America) which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Clams Act, 31 U.S.C. ss. 3729 et seq., for improper claims submitted to the government for reimbursement. The lawsuits generally seek three times the amount of damages caused to the United States by the submission of any Medicare or Medicaid false claims presented by the defendants to the federal government, civil penalties of not less than $5,500 nor more than $11,000 for each such Medicare or Medicaid claim, attorneys’ fees and costs. HCA has disclosed that, on March 15, 2001, the Department of Justice filed a status report setting forth the government’s decisions regarding intervention in existing qui tam actions against HCA and filed formal complaints for those suits in which the government has intervened. HCA stated that, of the original 30 qui tam actions, the Department of Justice remains active and has elected to intervene in eight actions. HCA has also disclosed that it is aware of additional qui tam actions that remain under seal and believes that there may be other sealed qui tam cases of which it is unaware.

     Based on our review of HCA’s public filings, we understand that, in December 2000, HCA entered into a Plea Agreement with the Criminal Division of the Department of Justice and various U.S. Attorney’s Offices (the “Plea Agreement”) and a Civil and Administrative Settlement Agreement with the Civil Division of the Department of Justice (the “Civil Agreement”). Based on our review of HCA’s public filings, we understand that the agreements resolve all Federal criminal issues outstanding against HCA and certain issues involving Federal civil claims by or on behalf of the government against HCA relating to diagnosis related group (“DRG”) coding, outpatient laboratory billing and home health issues. Pursuant to the Plea Agreement, HCA paid the government $95 million during the first quarter of 2001. The Civil Agreement was approved by the Federal District Court of the District of Columbia in August 2001. Pursuant to the Civil Agreement, HCA agreed to pay the government $745 million plus interest, which was paid in the third quarter of 2001. Based on our review of HCA’s public filings, we understand that certain civil issues are not covered by the Civil Agreement and remain outstanding, including claims related to cost reports and physician relations issues. The Plea Agreement and the Civil Agreement announced in December 2000 relate only to conduct that was the subject of the federal investigations resolved in the agreements and do not resolve various qui tam actions filed by private parties against HCA, or pending state actions.

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

     The extent to which we may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any, cannot be predicted with accuracy. These matters could have a material adverse effect on our business, financial condition, results of operations or prospects in future periods.

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

General Liability Claims

     We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts, wrongful restriction of or interference with physician staff privileges and employment related claims. In certain of these actions, plaintiffs request punitive or other damages against us that may not be covered by insurance. We are currently not a party to any proceeding which, in management’s opinion, would have a material adverse effect on our business, financial condition or results of operations.

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

Physician Commitments

     We have committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities in which we serve. In consideration for a physician relocating to one of our communities and agreeing to engage in private practice for the benefit of the respective community, we may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. We have committed to advance amounts of approximately $16.2 million at September 30, 2002. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven prorata over a period of 48 months contingent upon the physician continuing to practice in the respective community.

Acquisitions

     We have acquired and expect to continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although we institute policies designed to conform practices to our standards following completion of acquisitions, there can be no assurance that we will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although we generally seek to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

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

Healthcare Reform

     In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures. While we are unable to predict accurately which, if any, proposals for healthcare reform will be adopted, there can be no assurance that proposals adverse to our business will not be adopted.

Prior Period Cost Report Settlements

     Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a Prospective Payment System, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. Since implementation of outpatient PPS in August 2000, the due dates of all Medicare cost reports have been extended due to a delay in receiving certain government reports. We anticipate filing substantially all delayed cost reports with extended due dates during the fourth quarter of 2002.

     Net adjustments to estimated third-party payor settlements resulted in an increase to net revenues of $5.8 million and $1.1 million for the three months ended September 30, 2002 and 2001, respectively, and $7.9 million and $1.9 million for the nine months ended September 30, 2002 and 2001, respectively. Net adjustments of $5.0 million out of the $5.8 million and $7.9 million mentioned above relate to the favorable settlement of a Kentucky Medicaid rate appeal that covered several fiscal years. The remaining $0.8 million and $2.9 million primarily relates to outpatient PPS revenues. The adjustments had a favorable earnings per share effect of $0.07 and $0.01 for the three months ended September 30, 2002 and 2001, respectively, and $0.10 and $0.03 for the nine months ended September 30, 2002 and 2001, respectively. The Company still has 11 cost reports to file which include outpatient PPS revenues.

Related Party Transactions

     As part of an officer’s relocation package, we purchased a house for approximately $0.6 million in the second quarter of 2002 and subsequently sold it in the fourth quarter of 2002.

     We loaned certain of our officers 100% of the purchase price of our common stock at the fair market value based on the date of purchase during 1999. The loans are reflected as notes receivable for shares sold to employees in our Condensed Consolidated Balance Sheets. During the third quarter of 2002, our executive officers repaid $5.2 million of such loans. Our other officers repaid the remaining $0.5 million during the fourth quarter of 2002

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     During the nine months ended September 30, 2002 there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures.

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

2.1	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc. (i)

3.1	Certificate of Incorporation of LifePoint Hospitals, Inc. (i)

3.2	Bylaws of LifePoint Hospitals, Inc. (i)

4.1	Form of Specimen Certificate for LifePoint Hospitals Common Stock (ii)

4.8	Rights Agreement dated as of May 11, 1999 between the Company and National City Bank as Rights Agent (i)

4.9	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 1/2% Convertible Subordinated Notes due 2009 (iii)

4.10	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (iii)

4.11	Form of 4 1/2% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (iii)

(i)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(ii)	Incorporated by reference from the exhibits to LifePoint Hospitals’ Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended.

(iii)	Incorporated by reference from the exhibits to LifePoint Hospitals’ Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File Number 333-90536.

     (b)  Reports on Form 8-K filed during the three months ended September 30, 2002:

     On July 23, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on July 22 containing our second quarter 2002 earnings results.

     On August 12, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on August 12 announcing that we signed a definitive agreement to acquire Russellville Hospital in Russellville, Alabama.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2002	LifePoint Hospitals, Inc.

/s/Michael J. Culotta Michael J. Culotta Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Kenneth C. Donahey, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of LifePoint Hospitals, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002	/s/Kenneth C. Donahey Kenneth C. Donahey Chairman, Chief Executive Officer and President

I, Michael J. Culotta, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of LifePoint Hospitals, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002	/s/Michael J. Culotta Michael J. Culotta Senior Vice President and Chief Financial Officer

In connection with the Report of LifePoint Hospitals, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kenneth C. Donahey, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 4, 2002	/s/ Kenneth C. Donahey Kenneth C. Donahey, Chairman, Chief Executive Officer and President

In connection with the Report of LifePoint Hospitals, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael J. Culotta, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 4, 2002	/s/ Michael J. Culotta Michael J. Culotta, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

2.1	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc. (i)

3.1	Certificate of Incorporation of LifePoint Hospitals, Inc. (i)

3.2	Bylaws of LifePoint Hospitals, Inc. (i)

4.1	Form of Specimen Certificate for LifePoint Hospitals Common Stock (iii)

4.8	Rights Agreement dated as of May 11, 1999 between the Company and National City Bank as Rights Agent (i)

4.9	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 1/2% Convertible Subordinated Notes due 2009 (iii)

4.10	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (iii)

4.11	Form of 4 1/2% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (iii)

(i)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(ii)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended.

(iii)	Incorporated by reference from the exhibits to LifePoint Hospitals’ Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File Number 333-90536.