Form 10-K
period 2002-12-31
LIFEPOINT HOSPITALS INC
filed 2003-03-24
CIK 1074772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-29818

LifePoint Hospitals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2165845 (I.R.S. Employer Identification No.)

103 Powell Court, Suite 200 Brentwood, Tennessee (Address Of Principal Executive Offices)	37027 (Zip Code)

(615) 372-8500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share (Title of Class)	Preferred Stock Purchase Rights (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

     The aggregate market value of the shares of Common Stock of LifePoint Hospitals, Inc. held by non-affiliates as of June 28, 2002, was approximately $1.2 billion.

     As of February 28, 2003, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 39,585,648.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for our annual meeting of stockholders to be held on May 21, 2003 are incorporated by reference into Part III of this report.

PART I

Item 1. Business

General

     We operate 28 general, acute care hospitals with an aggregate of 2,617 licensed beds in non-urban communities. In all but one of our communities, our hospital is the only provider of acute care hospital services. Our hospitals are located in Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah, West Virginia and Wyoming. We generated $743.6 million in net revenues during 2002.

     We were formed as a division of HCA Inc. (“HCA”) in November 1997 to operate general, acute care hospitals in non-urban communities. We became an independent, publicly traded company on May 11, 1999 when HCA distributed all outstanding shares of our common stock to its stockholders.

The Non-Urban Healthcare Market

     We believe that non-urban healthcare markets are attractive because of the following factors:

•	Less Competition. Non-urban communities have smaller populations with fewer hospitals and other healthcare service providers. We believe that the smaller populations and relative significance of the hospital in these markets may discourage the entry of alternate non-hospital providers, including outpatient surgery centers, rehabilitation centers and diagnostic imaging centers.

•	Community Focus. We believe that non-urban areas generally view the local hospital as an integral part of the community. Therefore, we believe patients and physicians tend to be more loyal to the hospital.

•	Acquisition Opportunities. Currently, not-for-profit and governmental entities own most non-urban hospitals. These entities often have limited access to the capital needed to keep pace with advances in medical technology. In addition, these entities sometimes lack the management resources necessary to control hospital expenses, recruit and retain physicians, expand healthcare services and comply with increasingly complex reimbursement and managed care requirements. As a result, patients may migrate to, may be referred by local physicians to, or may be encouraged by managed care plans to travel to, hospitals in larger, urban markets. We believe that, as a result of these pressures, many not-for-profit and governmental owners of non-urban hospitals who wish to preserve the local availability of quality healthcare services are interested in selling or leasing these hospitals to companies, like ours, that are committed to the local delivery of healthcare and that have greater access to capital and management resources.

Operating Philosophy

     We are committed to operating general, acute care hospitals in growing, non-urban markets. As a result, we adhere to an operating philosophy that is focused on the unique patient and provider needs and opportunities in these communities. This philosophy includes a commitment to:

•	improving the quality and scope of available healthcare services;

•	providing physicians a positive environment in which to practice medicine, with access to necessary equipment, office space and resources;

•	providing an outstanding work environment for employees;

•	recognizing and expanding the hospital’s role as a community asset; and

•	continuing to improve each hospital’s financial performance.

Business Strategy

     We manage our hospitals in accordance with our operating philosophy and have developed the following strategies tailored for each of our markets:

•	Expand Breadth of Services and Attract Community Patients. We strive to increase revenues by improving the quality and broadening the scope of healthcare services available at our facilities, and to recruit physicians with a broader range of specialties. We believe that our expansion of available treatments and our community focus will encourage residents in the non-urban markets we serve to seek care locally at our facilities rather than at facilities outside the area. We have undertaken projects in a majority of our hospitals that are targeted at expanding specialty services including the following:

			Capital Expenditures
	Number	Total
	Of	Project				Estimated
Expansion or Renovation Project	Projects	Budget	2000	2001	2002	2003

	(Dollars in Millions)
Operating room expansions	11	$41.7	$6.4	$11.9	$10.2	$7.7
MRI additions	14	21.2	3.0	4.1	8.7	5.4
CT scanner additions	9	5.5	0.6	3.6	1.3	—
Emergency room expansions	3	9.6	1.7	0.7	0.5	3.1
Rehabilitation additions	5	4.6	—	0.5	2.8	0.5
Cardiac cath lab additions	5	5.1	—	—	3.1	2.0
Bed additions	1	7.7	—	—	1.4	6.3
Medical office building additions	7	11.3	—	1.2	6.8	3.3
Miscellaneous expansions	7	35.4	0.1	0.5	5.6	10.6

•	Strengthen Physician Recruiting and Retention. We seek to increase our revenue by enhancing the quality of care available locally. We believe that recruiting physicians in local communities is critical to increasing the quality of healthcare and the breadth of available services at our facilities. In 2000, we recruited 80 physicians, including 49 specialists. In 2001, we recruited 57 physicians, including 41 specialists. In 2002, we recruited 49 physicians, including 30 specialists. Between January 1, 1998 and December 31, 2002, we recruited 339 physicians, of which 244 have been retained by us. Our physician recruitment program is currently focused primarily on recruiting additional specialty care physicians. Our management is focused on working more effectively with individual physicians and physician practices. We believe that expansion of the range of available treatments at our hospitals should also assist in physician recruiting and contribute to the sense that our hospitals are community assets.

•	Improve Expense Management. We seek to control costs by, among other things, reducing labor costs by improving labor productivity and attempting to decrease the use of contract labor, when appropriate, controlling supply expenses through the use of a group purchasing organization and reducing uncollectible revenues. We have implemented cost control initiatives that include appropriately adjusting staffing levels according to patient volumes, modifying supply purchases according to usage patterns and providing training to hospital staff in more efficient billing and collection processes. Our total operating expenses decreased as a percentage of revenues from 78.8% in 2001 to 77.4% in 2002. We believe that as our company grows, we will likely benefit from our ability to spread fixed administrative costs over a larger base of operations.

•	Retain and Develop Stable Management. We seek to retain the executive teams at our hospitals to enhance medical staff relations and maintain continuity of relationships within the community. We make a commitment to the rural communities we serve by focusing our recruitment of managers and healthcare professionals to those who wish to live and practice in the communities in which our hospitals are located. In addition, these hospital leaders may purchase our common stock under our stock purchase plans.

•	Improve Managed Care Position. We strive to improve our revenues from managed care plans by negotiating facility-specific contracts with these payors on terms appropriate for smaller, non-urban markets. We have successfully negotiated a number of contracts that are more appropriate for non-urban markets.

•	Acquire Other Hospitals. We continue to pursue a disciplined acquisition strategy and seek to identify and acquire attractive hospitals in non-urban markets that are the sole or significant market provider of healthcare services in the community. In the fourth quarter of 2002, we acquired five hospitals, Russellville Hospital in Russellville, Alabama, Northwest Medical Center in Winfield, Alabama, Burdick-West Medical Center in Haleyville, Alabama, and Logan Regional Medical Center and Guyan Valley Hospital, both of which are in Logan, West Virginia. Each of these hospitals is located in areas where patients often travel outside of the community for healthcare services. By implementing our operating strategies, we believe that we can attract many of these patients that historically have sought care elsewhere.

We believe that our strategic goals align our interests with those of the local communities served by our hospitals. We believe that the following qualities enable us to successfully compete for acquisitions:

•	our commitment to maintaining the local availability of healthcare services;

•	our reputation for providing market-specific, high quality healthcare;

•	our focus on physician recruiting and retention;

•	our management’s operating experience;

•	our access to financing and our liquidity; and

•	our ability to provide the necessary equipment and resources for physicians.

Operations

     Our general, acute care hospitals usually provide the range of medical and surgical services commonly available in hospitals in non-urban markets. Most of our hospitals also provide diagnostic and emergency services, as well as outpatient and ancillary services including outpatient surgery, laboratory, rehabilitation, radiology, respiratory therapy and physical therapy.

     Each of our hospitals has a local board of trustees that includes members of the hospital’s medical staff as well as community leaders. The board establishes policies concerning medical, professional and ethical practices, monitors these practices, and is responsible for ensuring that these practices conform to established standards. We maintain quality assurance programs to support and monitor quality of care standards and to meet accreditation and regulatory requirements. We also monitor patient care evaluations and other quality of care assessment activities on a regular basis.

     Like most hospitals located in non-urban areas, our hospitals do not engage in extensive medical research and medical education programs. However, a number of our hospitals have an affiliation with medical schools, including the clinical rotation of medical students.

     In addition to providing capital resources, we make available a variety of management services to our healthcare facilities. These services include:

•	information and clinical systems;

•	accounting, financial, tax, managed care and reimbursement support;

•	legal support;

•	personnel management;

•	risk management;

•	corporate compliance;

•	clinical support;

•	physician recruiting;

•	education and training;

•	HIPAA compliance;

•	construction oversight and management;

•	internal auditing; and

•	materials management.

     We participate, along with other healthcare companies, in a group purchasing organization which makes certain national supply and equipment contracts available to our facilities.

Properties

     The following table lists the hospitals owned by us, except as otherwise indicated, as of February 28, 2003:

Facility Name	City	State	Licensed Beds

Andalusia Regional Hospital	Andalusia	AL	101
Burdick-West Medical Center	Haleyville	AL	99
Russellville Hospital	Russellville	AL	100
Northwest Medical Center (a)	Winfield	AL	71
Bartow Memorial Hospital	Bartow	FL	56
Putnam Community Medical Center	Palatka	FL	141
Western Plains Regional Hospital	Dodge City	KS	110
Georgetown Community Hospital	Georgetown	KY	75
Jackson Purchase Medical Center	Mayfield	KY	107
Meadowview Regional Medical Center	Maysville	KY	111
Bourbon Community Hospital	Paris	KY	58
Logan Memorial Hospital	Russellville	KY	92
Lake Cumberland Regional Hospital	Somerset	KY	234
Bluegrass Community Hospital(b)	Versailles	KY	25
Ville Platte Medical Center	Ville Platte	LA	116
Athens Regional Medical Center	Athens	TN	118
Smith County Memorial Hospital	Carthage	TN	63
Crockett Hospital	Lawrenceburg	TN	107
Livingston Regional Hospital	Livingston	TN	114
Hillside Hospital	Pulaski	TN	95
Emerald-Hodgson Hospital(c)	Sewanee	TN	40
Southern Tennessee Medical Center	Winchester	TN	159
Castleview Hospital	Price	UT	84
Ashley Valley Medical Center	Vernal	UT	39
Logan Regional Medical Center	Logan	WV	132
Guyan Valley Hospital	Logan	WV	19
Lander Valley Medical Center(d)	Lander	WY	81
Riverton Memorial Hospital	Riverton	WY	70

			2,617

(a)	We lease certain real estate associated with Northwest Medical Center from The Medical Clinic Board of the City of Winfield pursuant to a ground lease that expires on June 30, 2041.

(b)	We lease Bluegrass Community Hospital from Woodford Healthcare, Inc., a Kentucky not-for-profit corporation, pursuant to a lease agreement that expires on December 31, 2003, unless extended by the parties. We have an option to extend the lease through 2014.

(c)	We lease the real estate associated with Emerald-Hodgson Hospital from the University of the South, a Tennessee corporation, pursuant to a lease agreement that expires on May 7, 2020.

(d)	We lease the real estate associated with Lander Valley Medical Center from the City of Lander, Wyoming pursuant to a ground lease that expires on December 31, 2073.

     We operate medical office buildings in conjunction with many of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals.

     Our corporate headquarters are located in approximately 31,500 square feet of leased space in one office building in Brentwood, Tennessee. Our corporate headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs. Our obligations under our bank credit facilities are secured by a pledge of substantially all of our assets, including first priority mortgages on most of our hospitals.

Services and Utilization

     We believe that two important factors relating to the overall utilization of a hospital are the quality and market position of the hospital and the number, quality and specialties of physicians providing patient care within the facility. Generally, we believe that the ability of a hospital to meet the healthcare needs of its community is determined by the following:

•	breadth of services;

•	level of technology; and

•	emphasis on quality of care and convenience for patients and physicians.

Other factors which impact utilization include:

•	the size of and growth in local population;

•	local economic conditions;

•	physician availability and expertise;

•	the availability of reimbursement programs such as Medicare and Medicaid;

•	the ability to negotiate contracts with managed care organizations that are appropriate for non-urban markets;

•	necessary medical equipment to perform clinical procedures; and

•	improved treatment protocols as a result of advances in medical technology and pharmacology.

     The following table contains operating statistics for our hospitals for each of the past five years ended December 31. Medical/surgical hospital operations are subject to seasonal fluctuations, including decreases in patient utilization during holiday periods and harsh weather conditions, and increases in patient utilization during the cold weather months.

	Years Ended December 31,

	1998	1999	2000	2001	2002

Number of hospitals at end of period	23	23	20	23	28
Number of licensed beds at end of period(a)	2,169	2,169	1,963	2,197	2,617
Weighted average licensed beds(b)	2,127	2,169	2,056	2,011	2,248
Admissions(c)	62,269	64,081	66,085	70,891	77,927
Equivalent admissions(d)	110,029	114,321	119,812	129,163	149,152
Revenues per equivalent admission	$4,530	$4,507	$4,650	$4,796	$4,986
Average length of stay (days)(e)	4.4	4.2	4.1	4.0	4.1
Emergency room visits(f)	N/A	278,250	294,952	313,110	355,891
Outpatient surgeries(g)	N/A	46,773	49,711	57,423	65,545
Total surgeries	N/A	63,854	68,012	77,465	88,575

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Represents the average number of licensed beds weighted based on periods owned.

(c)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(d)	Equivalent admissions is used by management and investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions is computed by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(e)	Represents the average number of days admitted patients stay in our hospitals. With the exception of 2002, average length of stays have declined as a result of the continuing pressures from managed care plans and other payors to restrict admissions and reduce the number of days that are covered by the payors for certain procedures, and by technological and pharmaceutical improvements.

(f)	Represents the total number of hospital-based emergency room visits.

(g)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

     Our hospitals have experienced steady growth in outpatient care services compared to inpatient care services. Net outpatient revenues, as a percentage of total revenues, increased from 47.8% in 2001 to 49.8% in 2002. We believe outpatient services provided at our hospitals have increased for two primary reasons. First, because of our ongoing recruiting efforts, many new physicians have admitting privileges to our hospitals. These new physicians tend to provide primarily outpatient care services until they become established in the community and develop a patient base. Second, improvements in technology and clinical practices and hospital payment changes by Medicare, insurance carriers and self-insured employers have also resulted in increased outpatient care services relative to inpatient care services. These hospital payment changes generally encourage the utilization of outpatient, rather than inpatient, services whenever possible, and shortened lengths of stay for inpatient care.

     In response to this increasing demand for outpatient care, we are reconfiguring some of our hospitals to more effectively accommodate outpatient services and restructuring existing surgical capacity in some of our hospitals to permit additional outpatient volume and a greater variety of outpatient services.

Sources of Revenue

     Our hospitals receive payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, HMOs, PPOs and other private insurers, as well as directly from patients. The approximate percentages of net inpatient revenues, net outpatient revenues and total net revenues of our facilities from these sources during the years specified below were as follows:

	Total Net Revenues

				Adjusted
	2000	2001	2002	2002(a)

Medicare	34.6%	34.2%	35.3%	34.8%
Medicaid	12.4	14.2	16.3	15.9
HMOs, PPOs and other private insurers	40.6	40.2	37.9	38.6
Self pay and other	12.4	11.4	10.5	10.7

Total	100.0%	100.0%	100.0%	100.0%

	Net Inpatient Revenues

				Adjusted
	2000	2001	2002	2002(a)

Medicare	56.2%	53.9%	55.7%	56.0%
Medicaid	12.2	13.2	15.5	14.5
HMOs, PPOs and other private insurers	24.4	26.3	23.1	23.7
Self pay and other	7.2	6.6	5.7	5.8

Total	100.0%	100.0%	100.0%	100.0%

	Net Outpatient Revenues

				Adjusted
	2000	2001	2002	2002(a)

Medicare	13.1%	14.5%	16.6%	15.6%
Medicaid	13.0	15.6	17.7	17.9
HMOs, PPOs and other private insurers	58.1	56.2	53.6	54.3
Self pay and other	15.8	13.7	12.1	12.2

Total	100.0%	100.0%	100.0%	100.0%

(a)	Adjusted to exclude net adjustments to estimated third-party payor settlements in 2002.

     Medicare provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid, a joint federal-state program that is administered by the states, provides hospital benefits to qualifying individuals who are unable to afford care. All of our hospitals are certified as providers of Medicare and Medicaid services. Amounts received under the Medicare and Medicaid programs are generally significantly less than the hospital’s customary charges for the services provided.

     In addition to government programs, our hospitals are reimbursed by private payors including HMOs, PPOs, private insurance companies, employers and individual private payors. To attract additional volume, most of our hospitals offer discounts from established charges to certain large group purchasers of healthcare services. These discount programs often limit our ability to increase charges in response to increasing costs.

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

Competition

     The hospital industry is highly competitive. We compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. Our hospitals face no direct hospital competition in 26 of our 27 communities because there are no other hospitals in these communities. However, these hospitals do face competition from hospitals outside of their communities, including hospitals in the market area and nearby urban areas that provide more complex services. These facilities are generally located in excess of 25 miles from our facilities. Patients in our primary service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer or physician referrals.

Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. Patients who require services from these other hospitals may subsequently shift their preferences to those hospitals for services we do provide. In addition, some of the hospitals that compete with us are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals, in some instances, are not required to pay sales, property and income taxes. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology, physical therapy, and diagnostic centers, as well as, competing services rendered in physician offices.

     State certificate of need laws, which place limitations on a hospital’s ability to expand hospital services and add new equipment, also may have the effect of restricting competition. Of the nine states where we own hospitals, Alabama, Florida, Kentucky, Tennessee and West Virginia have certificate of need laws. The application process for approval of additional covered services, new facilities, changes in operations and capital expenditures is, therefore, highly competitive in these states.

     The number and quality of the physicians on a hospital’s staff is an important factor in a hospital’s competitive advantage. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. We believe that physicians refer patients to a hospital primarily on the basis of the quality of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, equipment and employees.

     One element of our business strategy is expansion through the acquisition of acute care hospitals in growing, non-urban markets. The competition to acquire rural hospitals is significant. We intend to acquire, on a selective basis, hospitals that are similar to those we currently own and operate.

Employees and Medical Staff

     At February 28, 2003, we had approximately 9,000 employees, including approximately 2,000 part-time employees. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good. While some of our hospitals experience union organizing activity from time to time, we do not expect these efforts to materially affect our future operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate.

     Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by the hospital’s medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria. With certain exceptions, including exceptions by market, physicians generally are not employees of our hospitals. However, in some cases, physicians provide services in our hospitals by employment contract.

Government Regulation

     Overview. All participants in the healthcare industry are required to comply with extensive government regulation at the federal, state and local levels. Under these laws and regulations, hospitals must meet requirements for licensure and qualify to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, hospital use, rate-setting, compliance with building codes and environmental protection laws. There are also extensive regulations governing a hospital’s participation in government programs. If we fail to comply with applicable laws and regulations, we may be subject to criminal penalties and civil sanctions and our hospitals may lose their licenses and ability to participate in government programs. In addition, government regulations frequently change and when regulations change, we may be required to make changes in our facilities, equipment, personnel and services so that our hospitals remain licensed and qualified to participate in these programs. We believe that our hospitals are in substantial compliance with current federal, state and local regulations and standards.

     Hospitals are subject to periodic inspection by federal, state, and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing and certification. All of our hospitals are licensed under appropriate state laws and are qualified to participate in Medicare and Medicaid programs. In addition, all of our acute care hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). This accreditation indicates that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medicaid programs.

     Fraud and Abuse Laws. Participation in the Medicare and/or Medicaid programs is heavily regulated by federal statute and regulation. If a hospital fails to comply substantially with the numerous federal laws governing a facility’s activities, the hospital’s participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid programs if it performs any of the following acts:

•	making claims to Medicare and/or Medicaid for services not provided or misrepresenting actual services provided in order to obtain higher payments;

•	paying money to induce the referral of patients or purchase of items or services where such items or services are reimbursable under a federal or state health program; or

•	failing to provide appropriate emergency medical screening services to any individual who comes to a hospital’s campus or otherwise failing to properly treat and transfer emergency patients.

     The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a federal healthcare program. HIPAA created civil penalties for proscribed conduct, including upcoding and billing for medically unnecessary goods or services. It established new enforcement mechanisms to combat fraud and abuse. These include a bounty system, where a portion of the payments recovered is returned to the government agencies, as well as a whistleblower program. HIPAA also expanded the categories of persons that may be excluded from participation in federal and state healthcare programs.

     A provision of the Social Security Act, known as the “anti-kickback” statute, prohibits the payment, receipt, offer or solicitation of money with the intent of generating referrals or orders for services or items covered by a federal or state healthcare program. Violations of the anti-kickback statute may be punished by criminal and civil fines, exclusion from federal and state healthcare programs, and damages up to three times the total dollar amount involved.

     The Office of Inspector General of the Department of Health and Human Services is responsible for identifying fraud and abuse activities in government programs. In order to fulfill its duties, the Office of Inspector General performs audits, investigations and inspections. In addition, it provides guidance to healthcare providers by identifying types of activities that could violate the anti-kickback statute. The Office of Inspector General has identified the following incentive arrangements as potential violations:

•	payment of any incentive by a hospital each time a physician refers a patient to the hospital;

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;

•	provision of free or significantly discounted billing, nursing or other staff services;

•	free training for a physician’s office staff, including management and laboratory technique training;

•	guarantees which provide that if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;

•	payment of the costs of a physician’s travel and expenses for conferences;

•	payment of services which require few, if any, substantive duties by the physician or which are in excess of the fair market value of the services rendered; or

•	purchasing goods or services from physicians at prices in excess of their fair market value.

     We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, independent contractor agreements and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include minimum revenue guarantees and, in some cases, loans. The Office of Inspector General is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the anti-kickback statute. These regulations are known as “safe harbor” regulations. The safe harbor regulations do not make conduct illegal, but instead delineate standards that, if complied with, protect conduct that might otherwise be deemed in violation of the anti-kickback statute. We use our best efforts to structure each of our arrangements, especially each of our business arrangements with physicians, to fit as closely as possible within an applicable safe harbor. However, not all of our business arrangements fit wholly within safe harbors, so we cannot guarantee that these arrangements will not be scrutinized by government authorities or, if scrutinized, that they will be determined to be in compliance with the anti-kickback statute or other applicable laws. The failure of a particular activity to comply with the safe harbor regulations does not mean that the activity violates the anti-kickback statute. We believe that all of our business arrangements are in full compliance with the anti-kickback statute. If we violate the anti-kickback statute, we would be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental healthcare programs.

     The Social Security Act also includes a provision commonly known as the “Stark law.” This law prohibits physicians from referring Medicare and Medicaid patients to selected types of healthcare entities in which they or any of their immediate family members have ownership or other financial interests. These types of referrals are commonly known as “self referrals.” Sanctions for violating the Stark law include civil monetary penalties, assessments equal to twice the dollar value of each service and exclusion from Medicare and Medicaid programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. The federal government released regulations interpreting some, but not all, of the provisions included in the Stark law in January 2001, and the government has said it intends to release a second phase of final Stark regulations in the future. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark law and subsequent regulations. However, the future Stark regulations may interpret provisions of this law in a manner different from the manner in which we have interpreted them. We cannot predict the effect such future regulations will have on us.

     Many states in which we operate also have adopted, or are considering adopting, laws similar to the Stark law. Some of these state laws apply even if the government is not the payor. These statutes typically provide criminal and civil penalties as remedies. While there is little precedent for the interpretation or enforcement of these state laws, we have attempted to structure our financial relationships with physicians and others in light of these laws. However, if a state determines that we have violated such a law, we would be subject to criminal and civil penalties.

     Corporate Practice of Medicine and Fee-Splitting. Some states have laws that prohibit unlicensed persons or business entities, including corporations or business organizations that own hospitals, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We attempt to structure our arrangements with healthcare providers to comply with the relevant state laws and the few available regulatory interpretations.

     Emergency Medical Treatment and Active Labor Act. All of our facilities are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.

     On May 9, 2002, the Centers for Medicare and Medicaid Services (“CMS”) proposed changes to its rule implementing EMTALA. In the proposed modifications to EMTALA, CMS attempted to clarify when a patient is considered to be on a hospital’s property for purposes of treating the person pursuant to EMTALA. CMS proposed that off-campus facilities such as specialty clinics, surgery centers and other facilities that lack emergency departments should not be subject to EMTALA, but that these locations must have a plan explaining how the location should proceed in an emergency situation such as transferring the patient to the closest hospital with an emergency department. CMS further proposed that hospital-owned ambulances could transport a patient to the closest emergency department instead of the hospital owning the ambulance.

     CMS’ proposed rules did specify “on-call” physician requirements for an emergency department, but provided a subjective standard stating that “on-call” hospital schedules should meet the hospital’s and community’s needs. CMS also did not directly address whether EMTALA applies to direct admissions, individuals who come to a hospital pursuant to a physician’s orders for a routine procedure, individuals who present themselves at a hospital’s psychiatric department or delivery/labor department and whether screening requirements apply to patients transferred from other facilities. Although CMS intended to publish final EMTALA revisions on August 1, 2002, due to the overwhelming amount of comments that CMS received to the proposed rules, CMS indicated that the final EMTALA changes would be published at some later date. Although we believe that we comply with EMTALA, we cannot predict the final modifications CMS will implement in the future and whether we will comply with any new requirements.

     Federal False Claims Act. Another trend in healthcare litigation is the use of the federal False Claims Act. The federal False Claims Act prohibits providers from knowingly submitting false claims for payment to the federal government. This law has been used not only by the federal government, but also by individuals who bring an action on behalf of the government under the law’s “qui tam” or “whistleblower” provisions. When a private party brings a qui tam action under the federal False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation.

     Civil liability under the federal False Claims Act can be up to three times the actual damages sustained by the government plus civil penalties for each separate false claim. There are many potential bases for liability under the federal False Claims Act. Although liability under the federal False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the federal False Claims Act defines the term “knowingly” broadly. Although simple negligence generally will not give rise to liability under the federal False Claims Act, submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim.

     Healthcare Reform. The healthcare industry continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses and mandatory health insurance coverage for employees. The costs of implementing some of these proposals would be financed, in part, by reductions in payments to healthcare providers under Medicare, Medicaid and other government programs.

     Conversion Legislation. Many states have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have such legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. These reviews and, in some instances, approval processes can add additional time to the closing of a not-for-profit hospital acquisition. Future actions by state legislators or attorneys general may seriously delay or even prevent our ability to acquire certain hospitals.

     Certificates of Need. The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and expensive equipment at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. We operate hospitals in five states that have adopted certificate of need laws — Alabama, Florida, Kentucky, Tennessee and West Virginia. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of hospital licenses.

     HIPAA Transaction, Privacy and Security Requirements. The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data standards for the exchange of information between two parties to carry out financial and administrative activities related to healthcare, including healthcare claims and payment transactions submitted or received electronically. These provisions are intended to improve the efficiency and effectiveness of the healthcare industry by enabling the efficient electronic transmission of certain health information. On August 17, 2000, the Department of Health and Human Services (“DHHS”) published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 16, 2003, although the government required us to submit a plan by October 16, 2002 showing how we plan to meet the transaction standards. We successfully met this deadline. We cannot predict with accuracy the impact that these regulations, when fully implemented, will have on us.

     The Administrative Simplification Provisions also require DHHS to adopt standards to protect the security and privacy of health-related information. DHHS promulgated final regulations containing security standards on February 20, 2003, but compliance with these regulations is not required until April 21, 2005. These final security regulations would require healthcare providers to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of electronically received, maintained or transmitted individually identifiable health-related information.

     In addition, DHHS released final regulations containing privacy standards in December 2000. These privacy regulations became effective April 14, 2001, and compliance with these regulations is required by April 14, 2003. In addition, on August 14, 2002, DHHS made additional changes to the privacy regulations to remove consent requirements which were anticipated to hinder access to care as well as to clarify other provisions related to oral communications, parental access to their children’s records and to prohibit certain marketing without patient authorization. The privacy regulations, including modifications, will extensively regulate the use and disclosure of individually identifiable health-related information and a patient’s rights to his or her health information. The security regulations and the privacy regulations could impose significant costs on our facilities in order to comply with these standards. We cannot predict with accuracy the impact that these final regulations, when fully implemented, will have on us. If we violate these provisions of HIPAA, we will be subject to monetary fines, penalties and criminal sanctions.

Payment

     Medicare. Under the Medicare program, we are paid for inpatient and outpatient services performed by our hospitals.

     Payments for inpatient acute services are generally made pursuant to a prospective payment system, commonly known as “PPS.” Under PPS, our hospitals are paid a prospectively determined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis related group, commonly known as a “DRG,” based on the patient’s condition and treatment during the relevant inpatient stay. This assignment also affects the prospectively determined capital rate paid with each DRG. Each DRG is assigned a payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service. However, DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. In addition to DRG and capital payments, hospitals may qualify for “outlier” payments when the relevant patient’s treatment costs exceed a specified threshold. We received approximately $1.4 million, $1.9 million and $0.9 million in outlier payments in 2000, 2001 and 2002, respectively. For 2003, we expect this amount to be even less due to a substantial increase in the cost outlier threshold effective October 1, 2002 (from $21,025 to $33,560). Hospitals qualify for disproportionate share payments when their percentage of low income patients exceed specified thresholds. Under the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), a majority of our hospitals qualify to receive disproportionate share payments. We received approximately $3.0 million, $7.2 million and $9.9 million in Medicare disproportionate share payments in 2000, 2001 and 2002, respectively.

     The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. For several years, however, the percentage increases in the DRG payments have been lower than the projected increase in the costs of goods and services purchased by hospitals. DRG rate increases were 0.0% for federal fiscal year 1998, 0.5% for federal fiscal year 1999, 1.1% for federal fiscal year 2000, 3.4% for federal fiscal year 2001, 2.75% for federal fiscal year 2002 and 2.95% for federal fiscal year 2003.

     Outpatient services have traditionally been paid at the lower of customary charges or on a reasonable cost basis. The Balanced Budget Refinement Act of 1999 established a PPS for outpatient hospital services that commenced on August 1, 2000. Outpatient services are assigned ambulatory payment classifications, which are readjusted no less than annually.

     The Balanced Budget Refinement Act of 1999 eliminated the anticipated average reduction of 5.7% for various Medicare outpatient payments under the Balanced Budget Act of 1997. Under the Balanced Budget Refinement Act of 1999, outpatient payment reductions for non-urban hospitals with 100 beds or less are mitigated through a “hold harmless” provision until December 31, 2003. Fifteen of our hospitals qualify for this relief. Payment reductions under Medicare outpatient PPS of non-urban hospitals with greater than 100 beds and urban hospitals will be mitigated through a corridor reimbursement approach, where a percentage of such reductions will be reimbursed through December 31, 2003. Substantially all of our remaining hospitals qualify for relief under this provision.

     Prior to the implementation of the prospective payment systems, payments to exempt hospitals and units, such as inpatient psychiatric, rehabilitation and skilled nursing services, were based upon reasonable costs, subject to a cost per discharge target and maintenance of minimum levels of care. The Balanced Budget Act established a PPS for Medicare skilled nursing facilities which commenced in July 1998 and was implemented progressively over a three-year term. We have experienced reductions in payments for our skilled nursing services. However, BIPA required us to increase the current reimbursement amount for each resource utilization group nursing component of the skilled nursing facility PPS by 16.7% for services between April 1, 2001 and September 30, 2002. Additionally, BIPA increased the skilled nursing facility PPS update to the skilled nursing facility market basket minus 0.5% for fiscal years 2002 and 2003. BIPA also required rates for certain categories to be increased by 6.7% effective April 1, 2001, which is still in effect. The Balanced Budget Refinement Act of 1999 provided for a 20% increase for certain categories effective April 1, 2000, which also is still in effect. This Act required a 4% increase in payment rates for federal fiscal years 2001 and 2002. This adjustment expired September 30, 2002.

     The Balanced Budget Act mandated a PPS for inpatient rehabilitation hospital services. A PPS system for Medicare inpatient rehabilitation services is being phased in over two years beginning January 1, 2002. A PPS for inpatient psychiatric hospitals and exempt units has not yet been proposed.

     As of December 31, 2002, we operated five inpatient psychiatric units, five inpatient rehabilitation units, seven hospital-based skilled nursing facility units, three rural health clinics, four home health agencies, one comprehensive outpatient rehabilitation facility and seventeen hospitals utilizing swing beds.

     The Balanced Budget Refinement Act also required the DHHS to establish a PPS for home health services. The Balanced Budget Act of 1997 put in place the interim payment system, commonly known as “IPS,” until the home health PPS could be implemented. As of October 1, 2000, the home health PPS replaced IPS. The Balanced Budget Refinement Act delayed until one year following implementation of the PPS a 15.0% payment reduction that would have otherwise been effective October 1, 2000. BIPA further delayed the one time 15.0% payment reduction until October 1, 2002. Additionally, BIPA increased the home health agency PPS annual update to 2.2% for services furnished between April 1, 2001 and September 30, 2001. For a two-year period beginning April 1, 2001, BIPA increased Medicare payments 10.0% for home health services furnished in specific rural areas. This provision expires March 31, 2003. Home health PPS rates for 2003, which became effective October 1, 2002, included the mandated 15% reduction in home health spending. The 2003 rates reduce each 60-day episode payment overall by 4.9%. In the fourth quarter of 2002, we purchased four home health agencies associated with our acquisitions. We had previously sold or closed our formerly owned home health agencies.

     Medicaid. Most state Medicaid payments are made under a PPS or under programs which negotiate payment levels with individual hospitals. Medicaid is currently funded jointly by state and federal governments. The federal government and many states are currently considering significantly reducing Medicaid funding. This could adversely affect future levels of Medicaid payments received by our hospitals.

     Annual Cost Reports. Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. Since implementation of outpatient PPS in August 2000, the due dates of all Medicare cost reports have been extended due to a delay in receiving certain government reports. Most of our postponed cost reports were filed during 2002. We have seven cost reports to file related to this delay as of December 31, 2002.

     Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. Finalization of these audits often takes several years. Providers can appeal any final determination made in connection with an audit.

     Commercial Insurance. Our hospitals provide services to individuals covered by private healthcare insurance. Private insurance carriers pay our hospitals or in some cases reimburse their policyholders based on the hospital’s established charges and the coverage provided in the insurance policy. Commercial insurers are trying to limit the payments for hospital services by negotiating discounts. Reductions in payments for services provided by our hospitals to individuals covered by commercial insurers could adversely affect us.

Regulatory Compliance Program

     It is our policy to conduct our business with integrity and in compliance with the law. We have in place and continue to develop a corporate-wide compliance program, which focuses on all areas of regulatory compliance, including billing, reimbursement and cost reporting practices.

     This regulatory compliance program is intended to ensure that high standards of conduct are maintained in the operation of our business and to help ensure that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the regulatory compliance program, we provide initial and periodic legal compliance and ethics training to every employee, review various areas of our operations and develop and implement policies and procedures designed to foster compliance with the law. We regularly monitor our ongoing compliance efforts. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors or designated compliance officers in our hospitals.

     In December 2000, we entered into a corporate integrity agreement with the Office of Inspector General and agreed to maintain our compliance program in accordance with the corporate integrity agreement. This agreement was amended in April 2002. Violations of this agreement could subject us to substantial monetary penalties. The compliance measures and reporting and auditing requirements contained in the corporate integrity agreement include:

•	continuing the duties and activities of our audit and compliance committee, corporate compliance officer, internal audit and compliance department, local hospital ethics and compliance officers, corporate compliance committee and hospital compliance committees;

•	maintaining our written code of conduct, which sets out our commitment to full compliance with all statutes, regulations and guidelines applicable to federal healthcare programs;

•	maintaining our written policies and procedures addressing the operation of our compliance program;

•	providing general training on the compliance program;

•	providing specific training for the appropriate personnel on billing, coding and cost report issues;

•	having an independent third party conduct periodic audits of our facilities’ inpatient DRG coding;

•	continuing our confidential disclosure program and compliance hotline to enable employees or others to disclose issues or questions regarding possible inappropriate policies or behavior;

•	enhancing our screening program to ensure that we do not hire or engage employees or contractors who have been sanctioned or excluded from participation in federal healthcare programs;

•	reporting any material deficiency which resulted in an overpayment to us by a federal healthcare program;

•	reporting any healthcare related fraud involving any federally funded program; and

•	submitting annual reports to the Office of Inspector General which describe in detail the operations of our corporate compliance program for the past year.

Arrangements Relating to the Distribution

     Immediately prior to HCA’s distribution of our common stock, we entered into agreements with HCA to define our ongoing relationships after the distribution and to allocate tax, employee benefits and other liabilities and obligations arising from periods prior to the distribution date.

     Distribution Agreement. We entered into a distribution agreement with HCA and Triad Hospitals, Inc. (“Triad”) which governed the corporate transactions required to effect the distribution and other arrangements between the parties after the distribution. The distribution agreement also allocated financial responsibility between the parties for liabilities arising out of the assets and entities that constitute our company, including liabilities arising out of the transfer of the assets and entities to us. HCA agreed in the distribution agreement to indemnify us for any losses arising from the pending governmental investigations of HCA’s business practices prior to the date of the distribution and losses arising from legal proceedings, present or future, related to the investigation or actions engaged in prior to the distribution that relate to the investigation.

     Tax Sharing and Indemnification Agreement. We also entered into a tax sharing and indemnification agreement with HCA and Triad which allocated tax liabilities among the parties and addressed other tax matters, including responsibility for filing tax returns, control of and cooperation in tax litigation and qualification of the distribution as a tax-free transaction. Generally, HCA is responsible for taxes that are allocable to periods before the distribution date and each of HCA, LifePoint and Triad is responsible for its own tax liabilities, including its allocable portion of taxes shown on any consolidated, combined or other tax return filed by HCA, for periods after the distribution date. The tax sharing and indemnification agreement prohibits us from taking actions that could jeopardize the tax treatment of the distribution or the restructuring that preceded the distribution, and requires us to indemnify HCA and Triad for any taxes or other losses that result from our actions.

     Benefits and Employment Matters Agreement. We entered into a benefits and employment matters agreement with HCA and Triad which allocated responsibilities for employee compensation, benefits, labor, benefit plan administration and certain other employment matters on and after the distribution date.

     Insurance Allocation and Administration Agreement. Before the distribution, HCA maintained various insurance policies for the benefit of the facilities that now make up our company. A wholly owned insurance subsidiary of HCA insures HCA against substantially all losses in periods before the distribution. In addition, HCA maintains excess loss policies. We also entered into an insurance allocation and administration agreement with HCA that describes our continuing rights and obligations regarding insurance after the distribution date and that defines our relationship regarding insurance on HCA’s property and our property.

     Computer and Data Processing Services Agreement. HCA’s wholly owned subsidiary, HCA-Information Technology and Services, Inc., entered into a computer and data processing services agreement with us. HCA-Information Technology and Services, Inc. provides computer installation, support, training, maintenance, data processing and other related services to us under this agreement. HCA-Information Technology and Services, Inc. charges us fees for services provided under this agreement.

     Other Agreements. HCA entered into agreements with us by which HCA shares telecommunications services with us under HCA’s agreements with its telecommunications services provider and by which HCA makes account collection services available to us. We also participate, along with other healthcare companies, in a group purchasing organization which makes national supply and equipment contracts available to our facilities.

Available Information

     Our website is www.lifepointhospitals.com. We make available free of charge on this website under “Investor Relations — SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the United States Securities and Exchange Commission.

Item 2. Properties

     Information with respect to our hospitals and our other properties can be found in Item 1 of this report under the caption, “Business — Properties.”

Item 3. Legal Proceedings

     General. We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages, that may not be covered by insurance. We are currently not a party to any proceeding which, in management’s opinion, would have a material adverse effect on our business, financial condition or results of operations.

     Americans with Disabilities Act Claim. On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of our hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act (“ADA”). The lawsuit, filed in the United States District Court for the Eastern District of Tennessee, does not seek any monetary damages but, instead, seeks only injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, along with attorneys’ fees and costs. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. We intend to vigorously defend the lawsuit, recognizing our obligation to correct any deficiencies in order to comply with the ADA.

     Governmental Investigation of HCA and Related Litigation. HCA is currently the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payor actions and general liability claims. HCA is also the subject of a formal order of investigation by the SEC. The description of the matters below is based on our review of HCA’s public filings. We understand that the SEC’s investigation of HCA includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the federal securities laws. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before our formation as an independent company, owned many of the facilities that we now own.

     HCA is a defendant in several qui tam actions brought on behalf of the United States by private parties, known as relators, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. § 3729, et seq. by submitting improper claims for reimbursement to the government. The lawsuits generally seek: a) restitution of amounts paid to HCA entities as a result of any Medicare or Medicaid false claims, b) a penalty in the amount of three times the restitution amount, c) civil fines of not less than $5,500 nor more than $11,000 for each such claim, and d) attorneys’ fees and costs. HCA has disclosed that, on March 15, 2001, the Department of Justice announced its decision to intervene in certain of the qui tam actions against HCA. HCA stated that, of the original 30 qui tam actions, the Department of Justice elected to intervene in eight actions. HCA has disclosed that it is aware of additional qui tam actions that remain under seal and that it also believes there may be other sealed qui tam cases of which it is unaware.

     In December 2000, HCA entered into a series of agreements with the Criminal Division of the Department of Justice and various U.S. Attorneys’ Offices and with the Civil Division of the Department of Justice which resolved all federal criminal issues outstanding against HCA and certain issues involving federal civil claims by or on behalf of the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. These December 2000 agreements related only to conduct that was the subject of the various federal investigations and did not resolve various qui tam actions filed by private parties against HCA or pending state actions.

     On March 28, 2002, HCA announced that it reached an understanding with CMS to resolve all Medicare cost report, home office cost statement, and appeal issues between HCA and CMS. The understanding provides that HCA would pay CMS $250 million with respect to these matters. The resolution is subject to approval by the Department of Justice and execution of a definitive written agreement.

     On December 18, 2002, HCA announced that it reached an understanding with the Department of Justice to settle, subject to certain conditions, the remaining litigation brought by the Department of Justice against HCA. The understanding provides that, in exchange for releases by the Department of Justice, HCA will pay the Department of Justice an additional $631 million. HCA announced that, in addition, it has also reached an agreement in principle with representatives of certain states to pay $17.5 million to state Medicaid agencies to resolve similar claims against HCA made by those states.

     HCA has agreed to indemnify us for any losses, other than consequential damages, arising from the governmental investigations of HCA’s business practices prior to the date of the distribution and losses arising from legal proceedings, present or future, related to the investigation or actions engaged in before the distribution that relate to the investigation. HCA has also agreed to make specified payments to us if any hospital owned by us at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above. However, we could be held responsible for any claims that are not covered by the agreements reached with the federal government or for which HCA is not required to, or fails to, indemnify us. In addition, should HCA be unable to fulfill its obligations to the federal government, we could ultimately be held responsible for any settlement related to the former HCA hospitals operated by us. If indemnified matters were asserted successfully against us or any of our facilities, and HCA failed to meet its indemnification obligations, such an event could have a material adverse effect on our business, financial condition, results of operations or prospects.

     We cannot predict with accuracy the extent to which we may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any. These matters, if resulting in a successful claim against us, could have a material adverse effect on our business, financial condition, results of operations or prospects in future periods.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the stockholders during the fourth quarter ended December 31, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is quoted on the Nasdaq National Market under the symbol “LPNT.” The following table shows the range of high and low sales prices for our common stock for the periods indicated, as reported by the Nasdaq National Market:

	High	Low

2001
First Quarter	$50.36	$27.75
Second Quarter	44.72	28.88
Third Quarter	47.84	38.37
Fourth Quarter	44.85	27.53
2002
First Quarter	$38.42	$29.67
Second Quarter	42.77	34.97
Third Quarter	36.54	28.59
Fourth Quarter	38.05	28.75
2003
First Quarter (through February 28, 2003)	$30.65	$19.60

     On February 28, 2003, the last reported sales price for our common stock on the Nasdaq National Market was $21.21 per share. At February 28, 2003, there were 39,585,648 shares of our common stock held by 5,459 holders of record.

     We have never declared or paid dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any dividends on our common stock. Our board of directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our credit facilities impose restrictions on our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6. Selected Financial Data

     The following table contains selected financial data of our Company or a division of HCA, prior to the distribution, for, or as the end of, each of the five years ended December 31, 2002. The selected financial data are derived from our audited financial statements. Financial data for the year ended December 31, 1998 and for the period from January 1, 1999 through May 11, 1999 are derived from HCA. The timing of acquisitions and divestitures completed during 2000, 2001 and 2002 affect the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,

	1998	1999	2000	2001	2002

	(Dollars in millions, except per share amounts)
Summary of Operations:
Revenues	$498.4	$515.2	$557.1	$619.4	$743.6

Salaries and benefits	220.8	217.4	224.2	243.2	291.4
Supplies	62.0	64.2	67.0	78.2	92.2
Other operating expenses	117.2	117.3	118.1	120.8	137.1
Provision for doubtful accounts	41.6	38.2	42.0	45.8	55.2
Depreciation and amortization	28.3	31.4	34.1	34.7	37.9
Interest expense	19.1	23.4	30.7	18.1	13.3
Management fees	8.9	3.2	—	—	—
ESOP expense	—	2.9	7.1	10.4	9.7
Impairment of long-lived assets	26.1	25.4	(1.4)	(0.5)	—

	524.0	523.4	521.8	550.7	636.8
Income (loss) from continuing operations before minority interests and income taxes	(25.6)	(8.2)	35.3	68.7	106.8
Minority interests in earnings of consolidated entities	1.9	1.9	2.2	2.7	2.2

Income (loss) from continuing operations before income taxes	(27.5)	(10.1)	33.1	66.0	104.6
Provision (benefit) for income taxes	(9.8)	(2.7)	15.2	31.1	44.0

Income (loss) from continuing operations(a)	$(17.7)	$(7.4)	$17.9	$34.9	$60.6

Basic earnings (loss) per share from continuing operations(a)	$(0.59)	$(0.24)	$0.57	$0.97	$1.62

Shares used in computing basic earnings (loss) per share (in millions)	30.0	30.5	31.6	35.7	37.5
Diluted earnings (loss) per share from continuing operations(a)	$(0.59)	$(0.24)	$0.54	$0.94	$1.56

Shares used in computing diluted earnings (loss) per share (in millions)	30.0	30.5	32.9	37.1	41.9
Cash dividends declared per common share	—	—	—	—	—

Financial Position (as of End of Year):
Total assets	$355.0	$421.6	$496.3	$554.3	$733.5
Long-term debt, including amounts due within one year	0.6	260.2	289.4	150.0	250.0
Intercompany balances payable to HCA	167.6	—	—	—	—
Working capital	26.9	42.2	65.4	82.7	67.9

Other Operating Data:
Capital expenditures	29.3	64.8	31.4	35.8	60.7
Number of hospitals at end of year	23	23	20	23	28
Number of licensed beds at end of year(b)	2,169	2,169	1,963	2,197	2,617
Weighted average licensed beds(c)	2,127	2,169	2,056	2,011	2,248
Admissions(d)	62,269	64,081	66,085	70,891	77,927
Equivalent admissions(e)	110,029	114,321	119,812	129,163	149,152
Revenues per equivalent admission	$4,530	$4,507	$4,650	$4,796	$4,986
Average length of stay (days)(f)	4.4	4.2	4.1	4.0	4.1
Emergency room visits(g)	N/A	278,250	294,952	313,110	355,891
Inpatient surgeries	N/A	17,081	18,301	20,042	23,030
Outpatient surgeries(h)	N/A	46,773	49,711	57,423	65,545
Total surgeries	N/A	63,854	68,012	77,465	88,575

(a)	Includes charges related to impairment of long-lived assets of $26.1 million ($15.9 million after-tax) and $25.4 million ($16.2 million after-tax) for the years ended December 31, 1998 and 1999, respectively, and gain on impairment of long-lived assets of $1.4 million ($0.8 million after-tax), and $0.5 million ($0.3 million after-tax) for the years ended December 31, 2000 and 2001, respectively.

(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(c)	Represents the average number of licensed beds weighted based on periods operated.

(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(e)	Equivalent admissions is used by management and investors as a general measure of combined inpatient and outpatient volume. Equivalent admissions is computed by multiplying admissions (inpatient volume) by the sum gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the average number of days admitted patients stay in our hospitals. With the exception of 2002, average length of stays have declined as a result of the continuing pressures from managed care and other payors to restrict admissions and reduce the number of days that are covered by the payors for certain procedures and by technological and pharmaceutical improvements.

(g)	Represents the total number of hospital based emergency room visits.

(h)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read this discussion together with our consolidated financial statements and related notes included elsewhere in this report.

Overview

     At December 31, 2002, we operated 28 general, acute care hospitals in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah, West Virginia and Wyoming. We generated $743.6 million in net revenues during 2002.

Forward-Looking Statements

     This report and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by us, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations and future financial condition, results of operations and cash flows. These factors include, but are not limited to:

•	the highly competitive nature of the healthcare business, including the competition to recruit and retain general and specialized physicians;

•	reduction in payments to healthcare providers by government and commercial third party payors, as well as cost-containment efforts of insurers and other payors;

•	the ability to attract and retain qualified management and personnel, including physicians, nurses and clinical support personnel, consistent with our expectations and targets;

•	failure to comply, or allegations of lack of compliance with, applicable laws and regulations;

•	the geographic concentration of our operations;

•	inflationary pressures;

•	the possibility of adverse changes in federal, state or local regulations affecting the healthcare industry;

•	our ability to manage healthcare risks resulting from the delivery of patient care, claims and legal actions relating to professional liabilities and the lack of state and federal tort reform;

•	our ability to acquire hospitals on favorable terms and to successfully complete budgeted capital improvements of our existing facilities;

•	our ability to successfully integrate newly acquired facilities;

•	uncertainty associated with compliance with HIPAA regulations;

•	the ability to enter into, renegotiate and renew payor arrangements on acceptable terms;

•	the availability and terms of capital to fund our business strategy;

•	the availability, cost and terms of insurance coverage for us, our hospitals and physicians who practice at our hospitals;

•	our ongoing efforts to monitor, maintain and comply with applicable laws, regulations, policies and procedures including those required by the corporate integrity agreement that we entered into with the government in December, 2000 and those that, if violated, could cause any of our facilities to lose its state license or its ability to receive payments under the Medicare, Medicaid and TRICARE programs;

•	the ability to maintain and increase patient volumes and control the costs of providing services and supply costs;

•	the potential adverse impact of government investigations and litigation involving the business practices of HCA (to the extent relating to periods prior to our formation) and of other healthcare providers (to the extent such investigations and litigation may affect us or our industry segment);

•	the financial viability of third-party payors;

•	successful development (or license) of software and management information systems used for effective claims processing;

•	volatility in the market value of our common stock and resulting costs to us to administer our ESOP;

•	changes in accounting practices as required under generally accepted accounting principles in the United States;

•	changes in general economic conditions in the markets where our facilities are located and how employers provide healthcare coverage to their employees;

•	changes in our liquidity or indebtedness; and

•	other risk factors described in this report.

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

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. As further discussed in Note 1 to our consolidated financial statements, in preparing our financial statements, we make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates.

     The listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for our judgment regarding accounting policy. We believe that of our significant accounting policies, as discussed in Note 1 of the consolidated financial statements, the following involves a higher degree of judgment and complexity:

   (a) Allowance for Doubtful Accounts

     Our ability to collect outstanding receivables is critical to our results of operations and cash flows. The primary uncertainty lies with uninsured patient accounts and deductibles, co-payments or other amounts due from individual patients. Our allowance for doubtful accounts is estimated based primarily upon the age of patient accounts receivable, the patient’s economic inability to pay and the effectiveness of our collection efforts. We routinely monitor our accounts receivable balances and utilize historical collection experience to support the basis for our estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flows. The allowance for doubtful accounts was $59.0 million and $109.1 million as of December 31, 2001 and 2002, respectively. This increase resulted primarily from the acquisition of five hospitals during 2002.

   (b) Allowance for Contractual Discounts

     We derive a significant portion of our revenues from Medicare, Medicaid and other payors that receive discounts from our standard charges. We must estimate the total amount of these discounts to prepare our financial statements. For the year ended December 31, 2002, Medicare, Medicaid and discounted plan patients accounted for 93.7% of our total gross revenues. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. We estimate the allowance for contractual discounts on a payor-specific basis given our interpretation of the applicable regulations or contract terms. However, the services we authorized and provided, and the resulting reimbursement, are often subject to interpretation. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect net revenues reported in our results of operations.

   (c) Professional and General Liability Reserves

     Given the nature of our operating environment, we are subject to medical malpractice lawsuits and other claims. To mitigate a portion of this risk, we maintained insurance for individual malpractice claims exceeding $1.0 million for the years ended December 31, 2000 and 2001. For 2002, we increased our deductible to $10.0 million on individual malpractice claims. We lowered our deductible to $5.0 million on individual malpractice claims effective January 1, 2003. Our reserves for professional and general liability risks are based upon historical claims data, demographic factors, severity factors and other actuarial assumptions calculated by an independent actuary. This estimate is discounted to its present value using rates of 6.0%, 5.0% and 5.0% at December 31, 2000, 2001 and 2002, respectively. The rate changed to 5.0% in 2001 to reflect lower market rates experienced. The estimated accrual for professional and general liability claims could be significantly affected should current and future occurrences differ from historical claims trends. While we monitor current claims closely and consider outcomes when estimating our insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

     Our reserve for professional and general liability risks was $15.9 million and $25.1 million at December 31, 2001 and 2002, respectively. Our total cost of professional and general liability coverage for 2000, 2001 and 2002 was approximately $8.2 million, $11.4 million and $12.9 million, respectively.

     We believe the estimates, judgments and assumptions used by us under “Allowance for Doubtful Accounts,” “Allowance for Contractual Discounts” and “Professional and General Liability Reserves” are reasonable, but these involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.

Results of Operations

     The key metrics we use internally to evaluate our revenues are equivalent admissions, which equates to volume, and revenues per equivalent admissions, which relates to pricing and acuity. The growth in outpatient revenues lowers our growth in revenues per equivalent admissions as revenues from outpatient services are generally lower than inpatient revenues. We continue to see the pressures from payors shifting to outpatient settings.

   Revenue/Volume Trends

     We anticipate our patient volumes and related revenues will continue to increase as a result of the following factors:

•	Expanding Service Offerings. We believe our efforts to improve the quality and broaden the scope of healthcare services available at our facilities will lead to increased patient volumes. Recruiting and retaining both general practitioners and specialists for our non-urban communities is a key to the success of these efforts. Between January 1, 1998 and December 31, 2002, we recruited 339 physicians, of which 244 have been retained by us. Adding new physicians should help increase both inpatient and outpatient volumes which, in turn, should increase revenues. Approximately 58% of our retained physicians are specialists. Continuing to add specialists should also allow us to grow by offering new services. In addition, increases in capital expenditures in our hospitals should increase local market share and help persuade patients to obtain healthcare services within their communities.

•	Medicare Rate Increases. The Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000 (“BIPA”) was enacted in December 2000. Under BIPA, we have experienced Medicare rate increases that began in April 2001.

     Although we anticipate our patient volumes to increase, the resulting revenues will likely be offset in part by the following factors:

•	Revenues from Medicare, Medicaid and managed care plans. We derive a significant portion of our business from Medicare, Medicaid and managed care plans. Admissions related to Medicare, Medicaid and managed care plan patients were 91.5% and 92.2% of total admissions for 2001 and 2002, respectively. These payors receive significant discounts.

•	Efforts to Reduce Payments. Other third-party payors also negotiate discounted fees rather than paying standard prices. In addition, an increasing proportion of our services are reimbursed under predetermined payment amounts regardless of the cost incurred.

•	Growth in Outpatient Services. We anticipate that the growth trend in outpatient services will continue. A number of procedures once performed only on an inpatient basis have been, and will likely continue to be, converted to outpatient procedures. This conversion has occurred through continuing advances in pharmaceutical and medical technologies and as a result of efforts made by payors to control costs. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting. Net outpatient revenues as a percentage of total revenues increased from 47.8% in 2001 to 49.8% in 2002.

Cost Containment

     We seek to control costs by, among other things, reducing labor costs by improving labor productivity and attempting to decrease the use of contract labor, when appropriate, controlling supply expenses through the use of a group purchasing organization and reducing uncollectible revenues. We have implemented cost control initiatives including adjusting staffing levels according to patient volumes, modifying supply purchases according to usage patterns and providing training to hospital staff in more efficient billing and collection processes. Total operating expenses decreased as a percentage of revenue from 78.8% in 2001 to 77.4% in 2002. We believe that as our company grows, we will likely benefit from our ability to spread fixed administrative costs over a larger base of operations.

     While we were able to control our costs during 2002, there is no assurance that we can contain certain costs in 2003 and beyond. Due to the general shortage of nurses and medical technicians in the healthcare industry, we may experience an increase in salaries and benefits expense as we may be forced to hire additional contract health professionals or increase salaries to attract and retain our clinical employees.

     In addition, the healthcare industry has recently experienced an increase in the cost of all insurance lines, especially professional and general liability insurance. We currently have no information that would lead us to believe that this trend is only temporary in nature. Thus, there is no assurance that these costs will not have a material adverse effect on our future operating results.

     Pressure on payment levels, the increase in outpatient services and the large number of our patients who participate in managed care plans will present ongoing challenges for us. These challenges are intensified by our inability to control these trends and the associated risks. To maintain or improve operating margins in the future, we must, among other things, increase patient volumes while controlling the costs of providing services.

Impact of Acquisitions

Acquisitions — 2002

     Effective December 1, 2002, we acquired Northwest Medical Center, a 71-bed acute care hospital located in Winfield, Alabama, and Burdick-West Medical Center, a 99-bed acute care hospital located in Haleyville, Alabama for an aggregate purchase price of approximately $29.0 million, including working capital. The combined historical annual revenues prior to our acquisition of these hospitals were approximately $38.0 million. We used our available cash to fund this acquisition. The allocation of the full purchase price had not been determined as of December 31, 2002. Unallocated purchase price of approximately $25.8 million is included in our consolidated balance sheet as of December 31, 2002, pending a final appraisal from an independent third party. In addition, the allocation of the purchase price is subject to settling amounts related to purchased working capital.

     Effective December 1, 2002, we acquired Logan General Hospital (now known as Logan Regional Medical Center), a 132-bed acute care hospital and Guyan Valley Hospital, a 19-bed critical access hospital both located in Logan, West Virginia for an aggregate purchase price of approximately $88.0 million, including working capital. The combined historical annual revenues prior to our acquisition of these hospitals were approximately $75.0 million. We used our available cash to fund this acquisition. The allocation of the full purchase price had not been determined as of December 31, 2002. Unallocated purchase price of approximately $90.2 million is included in our consolidated balance sheet as of December 31, 2002, pending a final appraisal from an independent third party. In addition, the allocation of the purchase price is subject to settling amounts related to purchased working capital.

     Effective October 3, 2002, we acquired Russellville Hospital, a 100-bed acute care hospital located in Russellville, Alabama, for a total purchase price of approximately $20.1 million, including working capital. The historical annual revenues prior to our acquisition of this hospital was approximately $27.0 million. We used our available cash to fund this acquisition. The allocation of the full purchase price had not been determined as of December 31, 2002. Unallocated purchase price of approximately $20.1 million is included in our consolidated balance sheet as of December 31, 2002, pending a final appraisal from an independent third party.

     Our motivation to acquire Northwest Medical Center, Burdick-West Medical Center and Russellville Hospital was to create synergies due to the close proximity of these hospitals, such as sharing call coverage between recruited physicians and sharing administrative functions. These synergies should reduce costs and therefore increase shareholder value. We acquired Logan Regional Medical Center and Guyan Valley Hospital to enter into the West Virginia market. We intend to expand services and enhance the quality of care delivered in Logan and southern West Virginia. This will enhance our long-term strategy of delivering high-quality healthcare to the communities we serve.

     We purchased the outstanding 30% limited partner interest in Dodge City Healthcare Group, L.P., the entity that owns and operates 110-bed Western Plains Regional Hospital in Dodge City, Kansas, for $25 million in October 2002. We used our available cash to fund this acquisition. Under the terms of the purchase agreement, the former limited partners have agreed not to compete with the hospital for five years. The non-compete agreements have been valued by an independent third party at $4.0 million and will be amortized over the life of the agreement.

Acquisitions — 2001

     Effective December 1, 2001, we acquired Ville Platte Medical Center, a 116-bed acute care hospital located in Ville Platte, Louisiana for approximately $12.1 million in cash, including working capital and the assumption of long-term liabilities of approximately $2.6 million. We used our available cash to fund this acquisition.

     Effective October 1, 2001, we acquired Athens Regional Medical Center in Athens, Tennessee for approximately $19.9 million in cash, including working capital. We used our available cash to fund this acquisition.

     Effective April 1, 2001, we purchased a diagnostic imaging center in Palatka, Florida for $5.8 million in cash, including working capital. The funds used for the acquisition were obtained from our available cash.

     Effective January 2, 2001, we entered into a two-year lease to operate Bluegrass Community Hospital, a 25-bed critical access hospital located in Versailles, Kentucky, which we mutually agreed to extend until December 31, 2003. We have an option to extend the lease through 2014.

Acquisitions — 2000

     Effective July 1, 2000, we acquired Lander Valley Medical Center in Lander, Wyoming for a purchase price of $33.0 million in cash, including working capital.

     Effective June 16, 2000, we acquired Putnam Community Medical Center in Palatka, Florida for approximately $49.4 million in cash, including working capital.

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

Operating Results Summary

     The following tables present summaries of results of operations for the three months ended December 31, 2001 and 2002 and for the years ended December 31, 2000, 2001 and 2002 (dollars in millions):

	Three Months Ended December 31,

	2001		2002

		% of		% of
	Amount	Revenues	Amount	Revenues

Revenues	$164.3	100.0%	$201.9	100.0%

Salaries and benefits(a)	64.2	39.1	78.8	39.0
Supplies(b)	20.8	12.7	24.8	12.3
Other operating expenses(c)	32.3	19.6	36.0	17.9
Provision for doubtful accounts	11.7	7.1	16.4	8.1
Depreciation and amortization	9.9	6.2	9.9	4.9
Interest expense, net	3.9	2.3	3.4	1.7
ESOP expense	2.4	1.4	2.3	1.1

Income before minority interest, income taxes and extraordinary item	19.1	11.6	30.3	15.0
Minority interest in earnings of consolidated entity	0.8	0.5	—	—

Income before income taxes and extraordinary item	18.3	11.1	30.3	15.0
Provision for income taxes	8.0	4.8	12.5	6.2

Income before extraordinary item	10.3	6.3	17.8	8.8
Extraordinary loss on early retirement of debt, net	—	—	0.2	0.1

Net income	$10.3	6.3%	$17.6	8.7%

	Three Months Ended December 31,

	2001		2002

		% Changes		% Changes
	Amount	From Prior Year	Amount	From Prior Year

Consolidated:
Revenues	$164.3	15.3	$201.9	22.9
Number of hospitals at end of period	23	15.0	28	21.7
Admissions(d)	17,988	6.5	20,531	14.1
Equivalent admissions(e)	33,461	12.5	39,353	17.6
Revenues per equivalent admission	$4,911	2.5	$5,131	4.5
Outpatient factor(e)	1.86	5.7	1.92	3.1
Emergency room visits(f)	80,191	13.1	92,960	15.9
Inpatient surgeries	5,309	12.5	6,133	15.5
Outpatient surgeries(g)	15,231	24.7	17,067	12.1
Total surgeries	20,540	21.3	23,200	13.0

Same hospital(h):
Revenues	$154.8	N/A	$174.4	12.7
Number of hospitals at end of period	21	N/A	21	—
Admissions(d)	17,074	N/A	17,255	1.1
Equivalent admissions(e)	31,166	N/A	32,614	4.6
Revenues per equivalent admission	$4,966	N/A	$5,348	7.7
Outpatient factor(e)	1.83	N/A	1.89	3.6
Emergency room visits(f)	73,938	N/A	76,297	3.2
Inpatient surgeries	5,041	N/A	5,284	4.8
Outpatient surgeries(g)	14,308	N/A	15,127	5.7
Total surgeries	19,349	N/A	20,411	5.5

	Years Ended December 31,

	2000		2001		2002

		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues	$557.1	100.0%	$619.4	100.0%	$743.6	100.0%

Salaries and benefits(a)	224.2	40.2	243.2	39.3	291.4	39.2
Supplies(b)	67.0	12.0	78.2	12.6	92.2	12.4
Other operating expenses(c)	118.1	21.3	120.8	19.5	137.1	18.4
Provision for doubtful accounts	42.0	7.5	45.8	7.4	55.2	7.4
Depreciation and amortization	34.1	6.2	34.7	5.6	37.9	5.1
Interest expense, net	30.7	5.5	18.1	2.9	13.3	1.8
ESOP expense	7.1	1.3	10.4	1.7	9.7	1.3
Gain on previously impaired assets	(1.4)	(0.3)	(0.5)	(0.1)	—	—

Income before minority interests, income taxes and extraordinary item	35.3	6.3	68.7	11.1	106.8	14.4
Minority interests in earnings of consolidated entities	2.2	0.4	2.7	0.4	2.2	0.3

Income before income taxes and extraordinary item	33.1	5.9	66.0	10.7	104.6	14.1
Provision for income taxes	15.2	2.7	31.1	5.1	44.0	5.9

Income before extraordinary item	17.9	3.2	34.9	5.6	60.6	8.2
Extraordinary loss on early retirement of debt, net	—	—	1.6	0.2	19.1	2.6

Net income	$17.9	3.2%	$33.3	5.4%	$41.5	5.6%

	Years Ended December 31,

	2000		2001		2002

		%		%		%
		Changes		Changes		Changes
		From		From		From
	Amount	Prior Year	Amount	Prior Year	Amount	Prior Year

Consolidated:
Revenues	$557.1	8.1	$619.4	11.2	$743.6	20.0
Number of hospitals at end of period	20	(13.0)	23	15.0	28	21.7
Admissions(d)	66,085	3.1	70,891	7.3	77,927	9.9
Equivalent admissions(e)	119,812	4.8	129,163	7.8	149,152	15.5
Revenues per equivalent admission	$4,650	3.2	$4,796	3.1	$4,986	4.0
Outpatient factor(e)	1.82	2.2	1.82	0.5	1.91	5.0
Emergency room visits(f)	294,952	6.0	313,110	6.2	355,891	13.7
Inpatient surgeries	18,301	7.1	20,042	9.5	23,030	14.9
Outpatient surgeries(g)	49,711	6.3	57,423	15.5	65,545	14.1
Total surgeries	68,012	6.5	77,465	13.9	88,575	14.3

Same hospital(h):
Revenues	N/A	N/A	$609.8	N/A	$673.6	10.5
Number of hospitals at end of period	N/A	N/A	21	N/A	21	—
Admissions(d)	N/A	N/A	69,977	N/A	70,051	0.1
Equivalent admissions(e)	N/A	N/A	126,868	N/A	131,976	4.0
Revenues per equivalent admission	N/A	N/A	$4,806	N/A	$5,104	6.2
Outpatient factor(e)	N/A	N/A	1.81	N/A	1.88	3.9
Emergency room visits(f)	N/A	N/A	306,857	N/A	313,970	2.3
Inpatient surgeries	N/A	N/A	19,774	N/A	20,897	5.7
Outpatient surgeries(g)	N/A	N/A	56,500	N/A	60,566	7.2
Total surgeries	N/A	N/A	76,274	N/A	81,463	6.8

(a)	Represents our cost of salaries and benefits, including employee health benefits and workers compensation insurance, for all hospital and corporate employees and contract labor.

(b)	Includes our hospitals’ costs for pharmaceuticals, blood, surgical instruments and all general supply items, including the cost of freight.

(c)	Consists primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes.

(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and used by management and investors as a general measure of inpatient volume.

(e)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue. The equivalent admissions computation “equates” outpatient revenue to the volume measure

(admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the total number of hospital-based emergency room visits.

(g)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

(h)	Same hospital information excludes the operations of hospitals which we either acquired or divested during the years presented. The costs of corporate overhead are included in same hospital information.

     We recorded net adjustments to estimated third-party payor settlements that increased our revenues by $0.1 million and $5.1 million for the three months ended December 31, 2001 and 2002, respectively and $2.0 million and $13.0 million for the years ended December 31, 2001 and 2002, respectively.

     Since the implementation of outpatient PPS in August 2000, due dates of our Medicare cost reports have been extended due to a delay in receiving certain government reports. Most of our postponed cost reports were filed during 2002. This resulted in non-cash net adjustments to estimated third-party payor settlements of approximately $8.0 million. In addition, we received approximately $5.0 million in cash related to the favorable settlement of a Kentucky inpatient Medicaid rate appeal that covered the period January 1, 1996 through June 30, 2002. We paid approximately $0.9 million in legal fees associated with the above-mentioned Kentucky rate appeal in 2002. As a result of these two events, our net adjustments to estimated third-party payor settlements increased by $11.0 million over 2001. However, we anticipate our net adjustments to estimated third-party payor settlements to be lower in 2003 than in 2002.

     The following table presents EBITDA for the periods presented excluding the effects of the net adjustments to estimated third-party payor settlements and the associated legal fees (dollars in millions):

	Three Months Ended				Years Ended
	December 31,				December 31,

	2001		2002		2001		2002

Revenues	$164.3	100.1%	$201.9	102.5%	$619.4	100.3%	$743.6	101.7%
Less: Net adjustments to estimated third-party payor settlements	(0.1)	(0.1)	(5.1)	(2.5)	(2.0)	(0.3)	(13.0)	(1.7)

	164.2	100.0	196.8	100.0	617.4	100.0	730.6	100.0

Salaries and benefits	64.2	39.1	78.8	40.0	243.2	39.4	291.4	39.9
Supplies	20.8	12.7	24.8	12.6	78.2	12.7	92.2	12.6
Other operating expenses	32.3	19.6	36.0	18.4	120.8	19.5	137.1	18.7
Less: Adjustment for legal fees(a)	—	0.0	—	0.0	—	0.0	(0.9)	(0.1)
Provision for doubtful accounts	11.7	7.1	16.4	8.3	45.8	7.4	55.2	7.6

	129.0	78.5	156.0	79.3	488.0	79.0	575.0	78.7

EBITDA(b), excluding net adjustments to estimated third- party payor settlements and associated legal fees	$35.2	21.5%	$40.8	20.7%	$129.4	21.0%	$155.6	21.3%

(a)	Adjustment for legal fees are expenses incurred related to the net adjustments to estimated third-party payor settlements.

(b)	EBITDA is defined as income before depreciation and amortization, interest expense, gain on previously impaired assets, ESOP expense, minority interest in earnings of consolidated entity, extraordinary items and income taxes. Our management uses EBITDA to evaluate our operating performance and as a measure of performance for incentive compensation purposes. We believe EBITDA is a measure of performance used by some investors, equity analysts and others to make informed investment decisions. In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value. EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

     The following table reconciles EBITDA, excluding net adjustments to estimated third-party payor settlements and associated legal fees, as presented above, to net income as reflected in our consolidated statements of income and in accordance with generally accepted accounting principles (in millions):

	Three Months Ended		Years Ended
	December 31,		December 31,

	2001	2002	2001	2002

EBITDA, excluding net adjustments to estimated third-party payor settlements and associated legal fees	$35.2	$40.8	$129.4	$155.6
Net adjustments to estimated third-party payor settlements	0.1	5.1	2.0	13.0
Legal fees related to net adjustments to estimated third-party payor settlements	—	—	—	(0.9)

EBITDA	35.3	45.9	131.4	167.7

Depreciation and amortization	(9.9)	(9.9)	(34.7)	(37.9)
Interest expense, net	(3.9)	(3.4)	(18.1)	(13.3)
ESOP expense	(2.4)	(2.3)	(10.4)	(9.7)
Gain on previously impaired assets	—	—	0.5	—
Minority interest in earnings of consolidated entity	(0.8)	—	(2.7)	(2.2)
Provision for income taxes	(8.0)	(12.5)	(31.1)	(44.0)
Extraordinary loss on early retirement of debt	—	(0.2)	(1.6)	(19.1)

Net income	$10.3	$17.6	$33.3	$41.5

For the Three Months Ended December 31, 2002 and 2001

     Revenues increased 22.9% to $201.9 million for the three months ended December 31, 2002 compared to $164.3 million for the three months ended December 31, 2001. Of this increase, $13.6 million or 8.3% was from the 2002 fourth quarter acquisitions, $4.7 million or 2.8% was from the 2001 acquisitions, $5.0 million or 3.0% was from net adjustments to estimated third-party payor settlements, and $14.3 million or 8.8% was from same hospital revenues (net of the adjustments to estimated third-party payor settlements). Net adjustments to estimated third-party payor settlements resulted in an increase to net revenues of $5.1 million for the three months ended December 31, 2002 compared to $0.1 million for the same period in 2001.

     On a same hospital basis, excluding the net adjustments to estimated third-party payor settlements, equivalent admissions grew 4.6% and net revenues per equivalent admissions grew 4.5% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. Outpatient revenues, on a same hospital basis, grew 14.7% from $72.5 million to $83.2 million and inpatient revenues grew 4.2% from $79.8 million to $83.2 million over the same periods. On a same hospital basis, inpatient admissions grew 1.1%, total surgeries grew 5.5%, inpatient surgeries grew 4.8%, outpatient surgeries grew 5.7%, and emergency room visits grew 3.2% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001.

     Our breakdown of consolidated revenues for the three months ended December 31, 2002, excluding net adjustments to estimated third-party payor settlements, was 36.6% Medicare, 15.0% Medicaid, 38.0% discounted and commercial and 10.4% other. This compares to the same period in 2001, excluding net adjustments to estimated third-party payor settlements, of 32.9% Medicare, 15.2% Medicaid, 39.4% discounted and commercial and 12.5% other.

     Our breakdown of revenues for the three months ended December 31, 2002, on a same hospital basis, excluding net adjustments to estimated third-party payor settlements, was 36.9% Medicare, 14.0% Medicaid, 39.3% discounted and commercial and 9.8% other. This compares to the same period in 2001, excluding net adjustments to estimated third-party payor settlements, of 34.4% Medicare, 14.4% Medicaid, 40.0% discounted and commercial and 11.2% other.

     Salaries and benefits decreased as a percentage of revenues to 39.0% for the three months ended December 31, 2002 from 39.1% for the three months ended December 31, 2001. Excluding the effect of the net adjustment to estimated third-party payor settlements mentioned above, salaries and benefits increased as a percentage of revenues to 40.0% for the three months ended December 31, 2002 from 39.1% over the same period in 2001 primarily as a result of the 2002 acquisitions which had higher salaries and benefits as a percentage of revenues than our average. Salaries and benefits as a percentage of revenues for the 2002 acquisitions was approximately 52.8%. In addition, salaries and benefits per man-hour increased 7.1% but was partially offset by a decrease in man-hours per equivalent admission of 2.7%. Of this 7.1% increase, 3.8% relates to benefits, 0.7% to contract labor and 2.6% to rate. On a same hospital basis, salaries and benefits decreased as a percentage of revenues to 37.2% for the three months ended December 31, 2002 from 38.5% over the same period in 2001. Excluding the net adjustments to estimated third-party payor settlements, salaries and benefits, on a same hospital basis, decreased as a percentage of revenues to 38.3% for the three months ended December 31, 2002 from 38.5% over the same period in 2001. On a same hospital basis, excluding the net adjustments to estimated third-party payor settlements, our salaries and benefits per equivalent admission grew 3.9% overall over the same periods. This is split roughly between increase in rate, contract labor and benefits of 7.9% offset by efficiencies of 3.8%. Of this 7.9% increase, 3.6% relates to benefits, 1.3% to contract labor and 3.0% to rate.

     Supply costs decreased as a percentage of revenues to 12.3% for the three months ended December 31, 2002 from 12.7% for the three months ended December 31, 2001. Excluding the effect of the net adjustments to estimated third-party payor settlements, supply costs decreased slightly as a percentage of revenues to 12.6% for the three months ended December 31, 2002 compared to 12.7% for the same period in 2001. Supplies expense, as a percentage of revenues for the 2002 acquisitions, was approximately 16.7%. On a same hospital basis, supply costs decreased as a percentage of revenues to 11.6% for the three months ended December 31, 2002 from 12.6% over the same period in 2001. Excluding the net adjustments to estimated third-party payor settlements, supply costs, on a same hospital basis, decreased as a percentage of revenues to 12.0% for the three months ended December 31, 2002 from 12.6% over the same period in 2001 primarily as a result of the benefit from group purchasing.

     Other operating expenses decreased as a percentage of revenues to 17.9% for the three months ended December 31, 2002 from 19.6% for the three months ended December 31, 2001. Other operating expenses as a percentage of revenues for the 2002 acquisitions was approximately 22.0%. Excluding the effect of the net adjustments to estimated third-party payor settlements, other operating expenses decreased as a percentage of revenues to 18.4% for the three months ended December 31, 2002 compared to 19.6% for the same period in 2001. The decrease was primarily the result of an increase in volumes and revenues. On a same hospital basis, other operating expenses decreased as a percentage of revenues to 17.6% for the three months ended December 31, 2002 from 20.0% over the same period in 2001. Excluding the net adjustments to estimated third-party payor settlements, other operating expenses, on a same hospital basis, decreased as a percentage of revenues to 18.1% for the three months ended December 31, 2002 from 19.9% over the same period in 2001. Other operating expenses are a more fixed type expense and we should continue to experience a decrease in this area as a percentage of revenues.

     Provision for doubtful accounts increased as a percentage of revenues to 8.1% for the three months ended December 31, 2002 from 7.1% for the three months ended December 31, 2001. Excluding the effect of the net adjustments to estimated third-party payor settlements, the provision for doubtful accounts increased as a percentage of revenues to 8.3% for the three months ended December 31, 2002 from 7.1% over the same period in 2001, primarily as a result of our 2002 acquisitions which have a higher provision for doubtful accounts as a percentage of revenues than our average. Provision for doubtful accounts as a percentage of revenues for the 2002 acquisitions was 18.2%. On a same hospital basis, the provision for doubtful accounts increased slightly as a percentage of revenues to 7.2% for the three months ended December 31, 2002 from 7.1% over the same period in 2001. Excluding the net adjustments to estimated third-party payor settlements, the provision for doubtful accounts, on a same hospital basis, increased as a percentage of revenues to 7.5% for the three months ended December 31, 2002 from 7.1% over the same period in 2001, primarily as a result of an increase in self-pay revenues.

     EBITDA increased 29.7% to $45.9 million for the three months ended December 31, 2002 compared to $35.3 million for the three months ended December 31, 2001. Of this increase, $5.0 million or 14.2% was from net adjustments to estimated third-party payor settlements, and $6.9 million or 19.8% was from same hospital EBITDA (net of adjustments to estimated third-party payor settlements). This increase was offset by an EBITDA loss of $1.3 million or 3.7% from the fourth quarter 2002 acquisitions.

     Depreciation and amortization expense remained constant at $9.9 million for the three months ended December 31, 2002 and 2001. We ceased amortizing goodwill as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, effective January 1, 2002. Goodwill amortization during the three months ended December 31, 2001 was $0.5 million.

     Net interest expense decreased to $3.4 million for the three months ended December 31, 2002 from $3.9 million for the three months ended December 31, 2001 due to lower interest expense on our $250 million 4 1/2% Convertible Subordinated Notes due 2009 as compared to the interest expense on our $150 million 10 3/4% Senior Subordinated Notes, which were repurchased during 2002.

     ESOP expense decreased to $2.3 million for the three months ended December 31, 2002 from $2.4 million for the three months ended December 31, 2001. This decrease was because of a lower average fair market value of our common stock for the three months ended December 31, 2002 compared to the same period in 2001. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

     Minority interest in earnings of consolidated entity was zero for the three months ended December 31, 2002 compared to $0.8 million for the three months ended December 31, 2001. We purchased the outstanding 30% limited partner interest in Dodge City Healthcare Group, L.P., the entity that owns and operates the 110-bed Western Plains Regional Hospital and affiliated surgery center in Dodge City, Kansas, for $25 million in October 2002. Minority interest in earnings of consolidated entity relates to this joint venture.

     The provision for income taxes increased to $12.5 million for the three months ended December 31, 2002 compared to $8.0 million for the three months ended December 31, 2001. These provisions reflect effective income tax rates of 41.3% for the three months ended December 31, 2002 compared to 43.7% for the three months ended December 31, 2001. The effective tax rate decreased primarily due to the decline in the permanent differences between book and taxable income as a percentage of pre-tax income. The effective tax rate was reduced in the fourth quarter of 2002 to reflect the appropriate year-to-date effective tax rate of 42.1%.

     During the three months ended December 31, 2002, we repurchased $2.9 million of our $150.0 million 10 3/4% Senior Subordinated Notes due 2009. In connection with these repurchases, we recorded an extraordinary loss on the early retirement of debt in the amount of $0.2 million, net of tax benefits of $0.4 million. The gross extraordinary charge of $0.6 million consists of $0.5 million in premiums, commissions and fees paid for the repurchases and $0.1 million in non-cash net deferred loan cost write-offs.

   For the Years Ended December 31, 2002 and 2001

     Revenues increased 20.0% to $743.6 million for the year ended December 31, 2002 compared to $619.4 million for the year ended December 31, 2001. Of this increase, $13.6 million or 2.2% was from the 2002 fourth quarter acquisitions, $47.1 million or 7.6% was from the 2001 acquisitions, $11.0 million or 1.8% was from the increase in net adjustments to estimated third-party payor settlements, and $52.5 million or 8.4% was from same hospital revenues (net of adjustments to estimated third-party payor settlements).

     Net adjustments to estimated third-party payor settlements resulted in an increase to net revenues of $13.0 million for the year ended December 31, 2002 compared to $2.0 million for the same period last year. Net adjustments of $5.0 million of the $13.0 million mentioned above relate to the favorable settlement of a Kentucky inpatient Medicaid rate appeal that covered the period January 1, 1996 through June 30, 2002. The remaining $8.0 million of adjustments relates primarily to the cost reports that were delayed by outpatient PPS. The third party payor settlements had a favorable diluted earnings per share effect of $0.17 for the year ended December 31, 2002. As of December 31, 2002, we had seven cost reports to file relating to this delay in outpatient PPS.

     On a same hospital basis, inpatient admissions grew slightly at 0.1%, total surgeries grew 6.8%, inpatient surgeries grew 5.7%, outpatient surgeries grew 7.2% and emergency room visits grew 2.3% for the year ended December 31, 2002 compared to the year ended December 31, 2001.

     On a same hospital basis, excluding the net adjustments to estimated third-party payor settlements, equivalent admissions grew 4.0% and net revenues per equivalent admissions grew 4.4% for the year ended December 31, 2002 compared to the year ended December 31, 2001. Outpatient revenues, on a same hospital basis, grew 12.2% from $289.1 million to $324.3 million and inpatient revenues grew 4.6% from $309.6 million to $323.9 million over the same periods.

     Our breakdown of consolidated revenues for the year ended December 31, 2002, excluding net adjustments to estimated third-party payor settlements, was 34.8% Medicare, 15.9% Medicaid, 38.6% discounted and commercial and 10.7% other. This compares to consolidated revenues, excluding net adjustments to estimated third-party payor settlements, of 34.1% Medicare, 14.2% Medicaid, 40.3% discounted and commercial and 11.4% other for 2001.

     Our breakdown of revenues for the year ended December 31, 2002, on a same hospital basis, excluding net adjustments to estimated third-party payor settlements, was 34.9% Medicare, 14.7% Medicaid, 39.9% discounted and commercial and 10.5% other. This compares to revenues on a same hospital basis excluding net adjustments to estimated third-party payor settlements of 34.5% Medicare, 14.0% Medicaid, 40.8% discounted and commercial and 10.7% other for 2001.

     Our total costs did not increase at the same rate as our revenues. The increase in volumes and revenues per equivalent admission contributed to the reduction of our total operating expenses as a percentage of revenues because we were able to spread our operating costs over an increased base of revenues.

     Salaries and benefits decreased as a percentage of revenues to 39.2% for net the year ended December 31, 2002 from 39.3% for the year ended December 31, 2001. Excluding the effect of the net adjustments to estimated third-party payor settlements mentioned above, salaries and benefits increased as a percentage of net revenues to 39.9% for the year ended December 31, 2002 from 39.4% over the year ended December 31, 2001, primarily as a result of the 2002 acquisitions and a 6.4% increase in salaries and benefits per man-hour. Our largest area of increase was employee benefits, which increased by $11.7 million over 2001. The increase in salaries and benefits as a percentage of revenues was partially offset by a 2.4% decrease in man-hours per equivalent admission for the year ended December 31, 2002 compared to the year ended December 31, 2001. On a same hospital basis, salaries and benefits decreased as a percentage of revenues to 38.2% for the year ended December 31, 2002 from 39.1% over the year ended December 31, 2001. Excluding the net adjustments to estimated third-party payor settlements, salaries and benefits, on a same hospital basis, decreased as a percentage of revenues to 39.0% for the year ended December 31, 2002 from 39.3% over the same period last year. On a same hospital basis, excluding the net adjustments to estimated third-party payor settlements, our salaries and benefits per equivalent admission grew 3.8%. This is split roughly between an increase in rates, contract labor and benefits of 6.8% offset by efficiencies of 2.8%. Of this 6.8% increase, 1.8% relates to benefits, 0.5% relates to contract labor and 4.5% relates to rate. Contract labor was up $1.7 million in 2002 over 2001.

     Supply costs decreased as a percentage of revenues to 12.4% for the year ended December 31, 2002 from 12.6% for the year ended December 31, 2001. Excluding the effect of the net adjustments to estimated third-party payor settlements mentioned above, supply costs decreased as a percentage of net revenues to 12.6% for the year ended December 31, 2002 from 12.7% for 2001. The cost of supplies per equivalent admission increased 2.1%. On a same hospital basis, supply costs decreased as a percentage of revenues to 12.1% for the year ended December 31, 2002 from 12.6% for 2001. Excluding the net adjustments to estimated third-party payor settlements, supply costs, on a same hospital basis, decreased to 12.3% as a percentage of revenues for the year ended December 31, 2002 from 12.6% for 2001 primarily as a result of the benefit from group purchasing.

     Other operating expenses decreased as a percentage of revenues to 18.4% for the year ended December 31, 2002 from 19.5% for the year ended December 31, 2001. Included in other operating expenses for the year ended

December 31, 2002 are expenses of $0.9 million relating to the net adjustments to estimated third-party payor settlements. Excluding the effect of the net adjustments to estimated third-party payor settlements, net of the related expenses included in other operating expenses, other operating expenses decreased to 18.6% for the year ended December 31, 2002 from 19.5% for 2001. The decrease was primarily the result of a decrease in physician recruiting expense as a percentage of revenues; however, the amount of physician recruiting expense increased to $6.5 million for the year ended December 31, 2002 from $6.4 million for 2001. On a same hospital basis, other operating expenses decreased as a percentage of revenues to 18.4% for the year ended December 31, 2002 from 19.6% for 2001. Excluding the net adjustments to estimated third-party payor settlements, other operating expenses, on a same hospital basis, decreased to 18.6% as a percentage of revenues for the year ended December 31, 2002 from 19.6% for 2001.

     Provision for doubtful accounts remained constant as a percentage of revenues at 7.4% for the years ended December 31, 2002 and 2001. Excluding the net adjustments to estimated third-party payor settlements, the provision for doubtful accounts increased to 7.6% as a percentage of revenues for the year ended December 31, 2002 from 7.4%, primarily as a result of the 2002 acquisitions. On a same hospital basis, provision for doubtful accounts decreased as a percentage of revenues to 7.1% for the year ended December 31, 2002 from 7.5% for 2001. Excluding the net adjustments to estimated third-party payor settlements, the provision for doubtful accounts, on a same hospital basis, decreased as a percentage of revenues to 7.2% for the year ended December 31, 2002 from 7.5% for 2001 primarily as a result of an improvement in same hospital collections from all payor sources.

     EBITDA increased 27.6% to $167.7 million for the year ended December 31, 2002 compared to $131.4 million for the year ended December 31, 2001. Of this increase, $10.1 million or 7.7% was from net adjustments to estimated third-party payor settlements, and $23.3 million or 17.7% was from same hospital EBITDA (net of adjustments to estimated third-party payor settlements). This increase was offset by an EBITDA loss of $1.3 million or 1.0% from the fourth quarter 2002 acquisitions.

     Depreciation and amortization expense increased to $37.9 million for the year ended December 31, 2002 from $34.7 million for the year ended December 31, 2001, primarily as a result of our 2001 and 2002 acquisitions and our increase in capital expenditures during the past year. This was partially offset by the cessation of goodwill amortization required by SFAS No. 142, which was effective January 1, 2002. Goodwill amortization during the year ended December 31, 2001 was $1.6 million.

     Net interest expense decreased to $13.3 million for the year ended December 31, 2002 from $18.1 million for the year ended December 31, 2001 due to lower interest expense on our $250 million 4 1/2% Convertible Subordinated Notes due 2009 as compared to the interest expense on our $150 million 10 3/4% Senior Subordinated Notes, which were repurchased in 2002.

     ESOP expense decreased to $9.7 million for the year ended December 31, 2002 from $10.4 million for the year ended December 31, 2001. This decrease was because of a lower average fair market value of our common stock for the year ended December 31, 2002 compared to 2001. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

     During the year ended December 31, 2001, we recorded a $0.5 million pre-tax gain, related to the favorable settlement of the sale of a facility for which we had previously recorded an impairment charge.

     Minority interest in earnings of consolidated entity decreased to $2.2 million for the year ended December 31, 2002 compared to $2.7 million for the year ended December 31, 2001, primarily because we purchased the outstanding 30% limited partner interest in Dodge City Healthcare Group, L.P., the entity that owns and operates the 110-bed Western Plains Regional Hospital and affiliated surgery center in Dodge City, Kansas, for $25 million in October 2002. Minority interest in earnings of consolidated entity relates to this joint venture.

     The provision for income taxes increased to $44.0 million for the year ended December 31, 2002 compared to $31.1 million for the year ended December 31, 2001. These provisions reflect effective income tax rates of 42.1% for the year ended December 31, 2002 compared to 47.1% for the year ended December 31, 2001. The effective tax rate decreased primarily due to the decline in the permanent differences between book and taxable income as a percentage of pre-tax income. The Internal Revenue Service (“IRS”) is in the process of conducting an examination of our federal income tax returns for the calendar years ended December 31, 1999 and 2000. The IRS has not proposed any adjustments as of December 31, 2002.

     During 2002, we repurchased all of our $150.0 million 10 3/4% Senior Subordinated Notes due 2009. In connection with these repurchases, we recorded an extraordinary loss from the early retirement of debt in the amount of $19.1 million, net of tax benefits of $11.9 million. The gross extraordinary loss of $31.0 million consists of $26.5 million in premiums, commissions and fees paid for the repurchases and $4.5 million in non-cash net deferred loan cost write-offs.

     In June 2001, we completed a $200 million, five-year amended and restated credit agreement with a syndicate of banks, which increased our available credit under our revolving credit agreement from $65 million to $200 million. Upon consummation of this amended and restated agreement, we had a non-cash write-off of $2.6 million in deferred loan costs related to our original credit agreement, which resulted in an extraordinary loss of $1.6 million, net of a tax benefit of $1.0 million.

For the Years Ended December 31, 2001 and 2000

     Revenues increased 11.2% to $619.4 million for the year ended December 31, 2001 compared to $557.1 million for the year ended December 31, 2000 primarily as a result of a 7.8% increase in equivalent admissions and a 3.1% increase in revenues per equivalent admission. In addition, total surgeries, outpatient surgeries and emergency room visits increased 13.9%, 15.5% and 6.2%, respectively, for the year ended December 31, 2001 over the same period in 2000. On a same hospital basis, revenues increased 9.5% for the year ended December 31, 2001 compared to the same period in 2000.

     Salaries and benefits decreased as a percentage of revenues to 39.3% for the year ended December 31, 2001 from 40.2% for the year ended December 31, 2000 primarily as a result of improvements in labor productivity and an increase in revenues per equivalent admission. Man-hours per equivalent admission decreased 5.0% over the same period in 2000. The decrease in salaries and benefits as a percentage of revenue was partially offset by a 5.9% increase in salaries and benefits per man-hour for the year ended December 31, 2001 compared to the year ended December 31, 2000. On a same hospital basis, salaries and benefits decreased as a percentage of revenues to 38.7% for the year ended December 31, 2001 from 39.3% over the same period in 2000.

     Supply costs increased as a percentage of revenues to 12.6% for the year ended December 31, 2001 from 12.0% for the year ended December 31, 2000. The cost of supplies per equivalent admission increased 8.2% primarily as a result of increases in the number of surgeries performed by us during the year ended December 31, 2001 compared to the year ended December 31, 2000 as supply costs incurred in connection with surgeries are higher than supply costs incurred for other procedures. In addition, the increase is partially due to increases in pharmaceutical costs as well as general inflation. On a same hospital basis, supply costs increased as a percentage of revenues to 12.6% for the year ended December 31, 2001 from 12.1% over the same period in 2000.

     Other operating expenses decreased as a percentage of revenues to 19.5% for the year ended December 31, 2001 from 21.3% for the year ended December 31, 2000. The decrease was primarily the result of an increase in volumes and revenues per equivalent admission as discussed above and a decrease in professional fees and contract services as a percentage of revenues. On a same hospital basis, other operating expenses decreased as a percentage of revenues to 19.5% for the year ended December 31, 2001 from 21.3% over the same period in 2000.

     Provision for doubtful accounts decreased slightly as a percentage of revenues to 7.4% for the year ended December 31, 2001 from 7.5% for the year ended December 31, 2000. On a same hospital basis, provision for doubtful accounts increased as a percentage of revenues to 6.6% for the year ended December 31, 2001 from 6.3% over the same period in 2000.

     Depreciation and amortization expense increased to $34.7 million for the year ended December 31, 2001 from $34.1 million for the year ended December 31, 2000 primarily due to the depreciation and amortization of the hospitals acquired during 2001 offset by the sale of five hospitals during 2000.

     Net interest expense decreased to $18.1 million for the year ended December 31, 2001 from $30.7 million for the year ended December 31, 2000. This decrease was primarily the result of our repayment of the remaining bank debt borrowings outstanding during April and May 2001.

     ESOP expense increased to $10.4 million for the year ended December 31, 2001 from $7.1 million for the year ended December 31, 2000. This increase was because of a higher average fair market value of our common stock for the year ended December 31, 2001 compared to the same period in 2000.

     During the year ended December 31, 2001 and 2000, we recorded a $0.5 million and $1.4 million pre-tax gain, respectively, related to the favorable settlement on the sale of a facility on which we had previously recorded an impairment charge.

     Minority interests in earnings of consolidated entities increased to $2.7 million for the year ended December 31, 2001 compared to $2.2 million for the year ended December 31, 2000 primarily because of an increase in the pretax income of our previously non-wholly owned hospital.

     The provision for income taxes increased to $31.1 million for the year ended December 31, 2001 compared to $15.2 million for the year ended December 31, 2000 primarily as a result of higher pre-tax income for the year ended December 31, 2001 compared to the year ended December 31, 2000. These provisions reflect effective income tax rates of 47.1% for 2001 compared to 45.9% for 2000. The increase in the effective income rate primarily resulted from the increase in the nondeductible portion of ESOP expense due to the higher average fair market value of the shares committed to be released during 2001 compared to 2000. The ESOP expense deductible for tax purposes is fixed at $3.2 million per year.

     In June 2001, we completed a $200 million, five-year amended and restated credit agreement with a syndicate of banks, which increased our available credit under our revolving credit agreement from $65 million to $200 million. Upon consummation of this amended and restated agreement, we wrote off $2.6 million of deferred loan costs related to our original credit agreement, which resulted in an extraordinary loss of $1.6 million, net of a tax benefit of $1.0 million.

Liquidity and Capital Resources

   Cash flows — Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Our cash and cash equivalents decreased to $23.0 million at December 31, 2002 from $57.2 million at December 31, 2001. The decrease is primarily from the $224.7 million used in investing activities offset in part by $114.8 million provided by operating activities and $75.7 million provided by financing activities.

     Our working capital decreased to $67.9 million at December 31, 2002 compared to $82.7 million at December 31, 2001. The decrease in our working capital was primarily the result of the utilization of our cash through acquisitions, capital expenditures and repurchases of our 10 3/4% Senior Subordinated Notes due 2009. Our cash provided by operating activities increased slightly to $114.8 million in 2002 from $114.1 million in 2001. The increase in cash provided by operating activities was primarily the result of improved income before extraordinary items offset by the larger increase in accounts receivable resulting from higher revenues during 2002 compared to 2001 and the decrease in our net adjustments to estimated third-party payor settlements.

     Our net revenue days in accounts receivable at December 31, 2002, exclusive of the recent acquisitions, were 35.4 days compared to 31.7 days at December 31, 2001. The difference in days is primarily due to the filing of our cost reports during 2002. There was $8.0 million in non-cash net adjustments to estimated settlements during 2002 that were classified as credit balances in accounts receivable at December 31, 2001. This equates to 4 1/2 revenue days. The estimated third-party payor settlements account balance of $8.2 million includes $7.9 million due to Kentucky Medicaid. We paid a total of $6.7 million net in cash in the fourth quarter of 2002 on all settlements, of which, $5.8 million was paid to Kentucky Medicaid.

     Our cash used in investing activities increased to $224.7 million in 2002 from $68.3 million in 2001, resulting primarily from larger outlays of cash used for acquisitions and an increase in our capital expenditures. We acquired five facilities in 2002 for $137.1 million compared to three facilities acquired in 2001 for $36.5 million. We also purchased the outstanding 30% limited partner interest in Dodge City Healthcare Group, L.P., the entity that owns and operates 110-bed Western Plains Regional Hospital and affiliated surgery center in Dodge City, Kansas, for $25 million in 2002. We used our available cash to finance the cost of these transactions. Capital expenditures increased to $60.7 million during 2002 compared to $35.8 million during 2001. Our routine capital expenditures were $18.8 million for 2002 compared to $16.3 million in 2001. In addition, we entered into a bulk purchase agreement in June 2002 to purchase $10 million in new equipment, of which we had paid $7.8 million as of December 31, 2002. We have some large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to accommodate more effectively inpatient and outpatient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At December 31, 2002, we had projects under construction with an estimated additional cost to complete and equip of approximately $45.8 million. We anticipate that these projects will be completed over the next three years. We anticipate that our total capital expenditures in 2003 will range from $75 million to $85 million, excluding acquisitions. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our revolving credit facility.

     Our cash provided by financing activities was $75.7 million during 2002 compared to cash used in financing activities of $28.3 million during 2001. We raised $250.0 million (excluding $7.5 million in related fees) in our offering of 4 1/2% Convertible Subordinated Notes due 2009 during May 2002. This was offset by our repurchase of $150.0 million (excluding $26.5 million in premiums, commissions and fees) of our 10 3/4% senior subordinated notes during 2002. In addition, we received $5.7 million in 2002 and $1.5 million in 2001 from certain of our executives in payment of loans that were issued to these executives to purchase our common stock at the fair market value on the date of purchase during 1999. During 2001, we received $100.4 million from our public offering of common stock and repaid $139.3 million of bank debt.

   Cash flows — Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

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

   Financing Activities

     Effective May 22, 2002, we sold $250 million of 4 1/2% Convertible Subordinated Notes due 2009 (the “Convertible Notes”). The net proceeds of approximately $242.5 million were used for acquisitions, capital improvements at our existing facilities, repurchases of our 10 3/4% Senior Subordinated Notes discussed below, working capital and general corporate purposes. The Convertible Notes bear interest at the rate of 4 1/2% per year, payable semi-annually on June 1 and December 1, beginning on December 1, 2002. The Convertible Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $47.36 per share. The conversion price is subject to adjustment in certain circumstances. We may redeem all or a portion of the Convertible Notes on or after June 3, 2005, at the then current redemption prices, plus accrued and unpaid interest. Holders of the Convertible Notes may require us to repurchase all of the holder’s Convertible Notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The Convertible Notes are unsecured and subordinated to our existing and future senior indebtedness and senior subordinated indebtedness. The Convertible Notes rank junior to our liabilities. The indenture does not contain any financial covenants. A total of 5,278,825 shares of common stock have been reserved for issuance upon conversion of the Convertible Notes.

     During 2002, we repurchased all of our $150.0 million 10 3/4% Senior Subordinated Notes and paid $26.5 million in premiums, commissions and fees on these repurchases. In connection with these repurchases, we recorded an extraordinary loss on the early retirement of debt during 2002 in the amount of $19.1 million, net of tax benefits of $11.9 million.

     In March 2001, we received approximately $100.4 million in net proceeds from a public offering of 3,680,000 shares of our common stock. During 2001, we used the proceeds, along with available cash, to repay the $139.3 million in borrowings outstanding under our existing credit agreement.

     In June 2001, we completed a $200 million, five-year amended and restated credit agreement (the “2001 Agreement”) with a syndicate of lenders, which increased our available credit under the revolving credit facility from $65 million to $200 million and expires in 2006. As of December 31, 2002, we had $27.9 million of letters of credit outstanding, which reduced the amount available under the revolving credit facility to $172.1 million. Obligations under the 2001 Agreement are guaranteed by substantially all of our current and future subsidiaries and are secured by substantially all of our assets and the stock of our subsidiaries. The revolving credit facility requires that we comply with various financial ratios and tests and contains covenants, including but not limited to restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends, for which we were in compliance as of December 31, 2002.

     The applicable interest rate under the 2001 Agreement is based on either LIBOR plus a margin ranging from 1.25% to 2.25% or prime plus a margin ranging from 0% to 0.5%, both depending on our consolidated total debt to consolidated EBITDA ratio, as defined, for the most recent four quarters. We also pay a commitment fee ranging from 0.3% to 0.5% of the average daily unused balance. The applicable commitment fee rate is based on our consolidated total debt to consolidated EBITDA ratio, as defined, for the most recent four quarters. The interest rate under the 2001 Agreement was 2.88% at December 31, 2002.

     We are in compliance with all covenants or other requirements set forth in our debt agreements. Further, these agreements do not contain provisions that would accelerate the maturity dates of our debt upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to renew existing credit facilities or obtain access to new credit facilities in the future and could increase the cost of such facilities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

     We do not consider the sale of any assets to be necessary to repay our indebtedness or to provide working capital. However, for other reasons, we may sell facilities in the future from time to time. Our management anticipates that operations and amounts available under our revolving credit facility will provide sufficient liquidity for the next twelve months.

     Our business strategy contemplates the acquisition of additional hospitals and we continuously review potential acquisitions. These acquisitions may, however, require additional financing. We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt or equity for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

Obligations and Commitments

     The following table reflects a summary of our obligations and commitments outstanding at December 31, 2002 (in millions):

		Payments Due by Period

		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt (a)	$322.2	$11.3	$22.5	$22.5	$265.9
Lease obligations	17.6	5.2	6.3	3.0	3.1
Capital expenditure commitments	65.8	37.7	20.1	—	8.0
Physician commitments	17.0	12.1	4.2	0.7	—
Other long-term obligations	0.7	0.5	0.2	—	—

Subtotal	$423.3	$66.8	$53.3	$26.2	$277.0

		Amount of Commitment Expiration per Period

		Less Than
Other Commercial Commitments	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Guarantees of surety bonds	$0.5	$0.5	$—	$—	$—
Letters of credit	27.9	27.9	—	—	—

Subtotal	$28.4	$28.4	$—	$—	$—

Total obligations and commitments	$451.7	$95.2	$53.3	$26.2	$277.0

(a)	Includes principal and interest.

     We have never declared or paid dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any dividends on our common stock. Our board of directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our credit facilities impose restrictions on our ability to pay dividends.

     We are reconfiguring some of our facilities to accommodate more effectively inpatient and outpatient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. We have incurred approximately $18.1 million in uncompleted projects as of December 31, 2002, which is included in construction in progress in our accompanying consolidated balance sheet. At December 31, 2002, we had projects under construction with an estimated additional cost to complete and equip of approximately $45.8 million, including the committed capital improvements for Ville Platte Medical Center as discussed below.

     In accordance with the terms of our asset purchase agreement of Ville Platte Medical Center, we agreed to make certain capital improvements which, including the initial cash payment and liabilities assumed, are not required to exceed $25.0 million. The capital improvements must be completed by December 1, 2004. The initial cash payment and liabilities assumed totaled $15.1 million, which leaves $9.9 million required for capital improvements. We have incurred approximately $0.8 million of the required capital improvements as of December 31, 2002.

     In accordance with the terms of our asset purchase agreement of Logan Regional Medical Center, we agreed to expend, regardless of the results of the hospital’s operations, at least $20.0 million in the aggregate for capital expenditures and improvements during the ten year period following the date of acquisition of December 1, 2002.

Market Risks Associated with Financial Instruments

     Our interest expense is sensitive to changes in the general level of interest rates. We do not currently use derivatives to alter the interest rate characteristics of our debt instruments.

     With respect to our interest-bearing liabilities, all of our long-term debt outstanding at December 31, 2002 is subject to a fixed interest rate of 4.5%. The fair value of our total long-term debt was approximately $246.6 million at December 31, 2002. We determined the fair value using the quoted market price at December 31, 2002. Since all of our long-term debt outstanding at December 31, 2002 is subject to a fixed interest rate, we did not estimate changes to our interest expense or fair value of long-term debt based on a hypothetical increase in interest rates. As discussed above, we do have a $200 million revolving credit facility that is subject to variable interest rates. At December 31, 2002, the only amount reducing the revolving credit facility is $27.9 million in standby letters of credit. In the event we increase our amount outstanding under the revolving credit facility and interest rates change significantly, we expect management would take actions intended to further mitigate our exposure to such change.

Recently Issued Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement costs. SFAS No. 143 applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. We do not expect SFAS No. 143 to have a material effect on our results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements, 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt will no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item will be reclassified upon adoption. If we had adopted SFAS No. 145 in the first quarter of 2001, the extraordinary losses on early retirement of debt of $2.6 million and $31.0 million, before the $1.0 million and $11.9 million effect of income taxes, for the years ended December 31, 2001 and 2002, respectively, would have been reflected in income before income taxes. See Note 11 to the Consolidated Financial Statements for a summary of the effect of adopting SFAS No. 145.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes the provisions of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires companies to establish liabilities for costs to exit an activity when the costs are incurred as opposed to the date when the companies commit to the exit plan. Exit costs covered by SFAS No. 146 include but are not limited to certain employee severance and relocation costs, lease termination costs and other costs related to restructuring or discontinuing operations. SFAS No. 146 is effective for exit activities initiated after December 31, 2002. We do not expect SFAS No. 146 to have a significant impact on our results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. We do not expect this new interpretation to have a material effect on our results of operations or cash flows.

     In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect this new interpretation to have a material effect on our results of operations or cash flows.

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

Prior Period Cost Report Settlements

     Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a Prospective Payment System, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. Since implementation of outpatient PPS in August 2000, due dates of all Medicare cost reports have been extended due to a delay in receiving certain government reports. Most of our postponed cost reports were filed during 2002. As of December 31, 2002, we had seven cost reports to file related to this filing delay.

     Net adjustments to estimated third-party payor settlements resulted in an increase to our revenues of $2.0 million and $13.0 million for the years ended December 31, 2001 and 2002, respectively. Net adjustments of $5.0 million of the $13.0 million in 2002 mentioned above related to the favorable settlement of a Kentucky Medicaid rate appeal that covered several fiscal years. The remaining $8.0 million for the year ended December 31, 2002 primarily relates to the delay of filing cost reports caused by the conversion to outpatient PPS. The adjustments had a favorable earnings per share effect of $0.03 and $0.17 for the years ended December 31, 2001 and 2002, respectively.

Risk Factors

Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies reduce our reimbursements.

     For the year ended December 31, 2002, we derived 51.6% of our revenues from the Medicare and Medicaid programs. In recent years, federal and state governments made significant changes in the Medicare and Medicaid programs.

     In recent years, Congress and some state legislatures have introduced an increasing number of other proposals to make major changes in the healthcare system. Medicare reform is expected to be considered again by Congress in 2003, along with other measures that may compete for a limited amount of health-related funds. Future federal and state legislation may further reduce the payments we receive for our services.

     A number of states have incurred budget deficits and adopted legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care to their residents. Some states propose to enroll Medicaid recipients in managed care programs and impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems.

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

     Significant media and public attention recently has focused on the hospital industry as a result of ongoing investigations related to referrals, cost reporting and billing practices, laboratory and home healthcare services and physician ownership and joint ventures involving hospitals. Both federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. In addition, the Office of Inspector General of the United States Department of Health and Human Services and the United States Department of Justice periodically establish enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Recent initiatives include a focus on hospital billing practices, rehabilitation and outpatient therapy.

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

We may be subjected to actions brought by individuals on the government’s behalf under the False Claims Act’s “qui tam” or whistleblower provisions.

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

     There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The False Claims Act defines the term “knowingly” broadly. Although simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will qualify for liability.

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

If we become subject to malpractice and related legal claims, we could be required to pay significant damages, which may not be covered by insurance.

     Given the nature of our operating environment, we are subject to medical malpractice lawsuits and other claims. To mitigate a portion of this risk, we maintain liability insurance in amounts that we believe are appropriate for our operations. During 2002, we maintained professional and general liability insurance that provides coverage on an occurrence basis for individual claims in excess of $10.0 million. For 2003, the deductible amount for individual claims is $5.0 million. It is possible that successful claims against us that are within the deductible amounts, when considered in the aggregate, could have an adverse effect on our financial condition. Insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of insurance with acceptable deductible amounts. In addition, physicians using our hospitals may be unable to obtain insurance on acceptable terms.

If we fail to effectively recruit and retain physicians, nurses and medical technicians our ability to deliver healthcare services efficiently will suffer.

     Physicians generally direct the majority of hospital admissions. Our success, in part, depends on the number and quality of physicians on our hospitals’ medical staffs, the admissions practices of these physicians and the maintenance of good relations with these physicians. We generally do not employ physicians. Only a limited number of physicians practice in the non-urban communities where our hospitals are located. Our primary method of adding or expanding medical services is the recruitment of new physicians into our communities.

     The success of our recruiting efforts depends on several factors. In general, there is a shortage of specialty care physicians. We face intense competition in the recruitment of specialists because of the difficulty convincing these individuals of the benefits of practicing in a rural community. Physicians are concerned with the patient volume in rural hospitals and whether the volume will allow them to generate income comparable to that which they would generate in an urban setting. If the growth rate in the rural communities where our hospitals operate slows, then we could experience difficulty attracting physicians to practice in our communities.

     There is generally a shortage of nurses and certain medical technicians. Our hospitals may be forced to hire expensive contract personnel if they are unable to recruit and retain full-time employees. The shortage of nurses and medical technicians may affect our hospitals’ ability to deliver healthcare services efficiently.

Our revenue is heavily concentrated in Kentucky and Tennessee, which makes us particularly sensitive to regulatory and economic changes in those states.

     Our revenue is particularly sensitive to regulatory and economic changes in the states of Kentucky and Tennessee. As of December 31, 2002, we operated 28 hospitals with seven located in the Commonwealth of Kentucky and seven located in the State of Tennessee. We generated 39.2% and 38.0% of our revenue from our Kentucky hospitals (including 4.3% and 4.0% from state-sponsored Medicaid programs) and 22.3% and 23.6% from our Tennessee hospitals (including 3.3% and 3.1% from state-sponsored TennCare programs) for the years ended December 31, 2001 and 2002, respectively. Certain managed care organizations that participate in the Medicaid programs of Tennessee and Kentucky have been placed in receivership or encountered other financial difficulties. Other managed care organizations in the states in which we derive significant revenue may encounter similar difficulties in paying claims in the future.

We may have difficulty acquiring hospitals on favorable terms and, because of regulatory scrutiny, acquiring nonprofit entities.

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

We may encounter numerous business risks in acquiring additional hospitals, and may have difficulty operating and integrating those hospitals.

     We may not be able to timely and effectively integrate the hospitals that we acquire with our ongoing operations. We may experience delays in implementing operating procedures and systems in newly acquired hospitals. Integrating a new hospital could be expensive and time consuming and could disrupt our ongoing business and distract our management and other key personnel.

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

Certificate of need laws and licensing regulations may prohibit or limit any future expansion by us in some states.

     Some states require prior approval for the purchase, construction and expansion of healthcare facilities, based on a state’s determination of need for additional or expanded healthcare facilities or services. Five states in which we currently own hospitals, Alabama, Florida, Kentucky, Tennessee and West Virginia, require a certificate of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. We may not be able to obtain certificates of need required for expansion activities in the future. In addition, all of the states in which we operate require hospitals and most healthcare providers to maintain one or more licenses. If we fail to obtain any required certificate of need or licenses, our ability to operate or expand operations in these states could be impaired.

Our ability to increase our indebtedness and become substantially leveraged may limit our ability to successfully run our business.

     At December 31, 2002, our consolidated long-term debt was approximately $250 million. We also may draw on a revolving credit commitment of up to $200 million under our bank credit agreement. In addition, we have the ability to incur additional debt, subject to limitations imposed by our credit agreement. Our leverage and debt service requirements could have important consequences to our stockholders, including the following:

•	make us more vulnerable to economic downturns and to adverse changes in business conditions, such as further limitations on reimbursement under Medicare and Medicaid programs;

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, reducing the funds available for our operations;

•	make us vulnerable to increases in interest rates because our bank credit agreement is at a variable rate of interest; and

•	require us to pay the indebtedness immediately if we default on any of the numerous financial and other restrictive covenants, including restrictions on our payments of dividends, incurrences of indebtedness and sale of assets.

     Any substantial increase in our debt levels could also affect our ability to borrow funds at favorable interest rates and our future operating cash flow.

Federal and state investigations of HCA could subject our hospitals and operations to increased governmental scrutiny.

     HCA is currently the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payor actions and general liability claims. HCA is also the subject of a formal order of investigation by the SEC. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before our formation as an independent company, owned the facilities we now own. For additional information about these matters, see “Legal Proceedings.”

     We could be held responsible for any claims that are not covered by the agreements HCA reaches with the federal government or for which HCA is not required to, or fails to, indemnify us. If indemnified matters were asserted successfully against us or any of our facilities, and HCA failed to meet its indemnification obligations, then such an event could have a material adverse effect on our business, financial condition, results of operations or prospects.

     We cannot predict with accuracy the extent to which we may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any. If these matters result in a successful claim against us, it could have a material adverse effect on our business, financial condition, results of operations or prospects in future periods.

We depend significantly on key personnel, and the loss of one or more senior or local management personnel could limit our ability to execute our business strategy.

     We depend on the continued services and management experience of Kenneth C. Donahey and our other executive officers. If Mr. Donahey or any of our other executive officers resign their positions or otherwise are unable to serve, our management expertise and ability to deliver healthcare services efficiently could be weakened. In addition, if we fail to attract and retain managers at our hospitals and related facilities, our operations will suffer.

Other hospitals provide similar services, which may raise the level of competition faced by our hospitals.

     Competition among hospitals and other healthcare providers for patients has intensified in recent years. All but one of our hospitals operate in geographic areas where we are currently the sole provider of hospital services in these communities. While our hospitals face less direct competition in our immediate service areas, we do compete with other hospitals, including larger tertiary care centers. Although these competing hospitals may be in excess of 30 to 50 miles away from our facilities, patients in these markets may migrate to, may be referred by local physicians to, or may be lured by incentives from managed care plans to travel to these distant hospitals. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. In addition, some of the hospitals that compete with us are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals can make capital expenditures without paying sales, property and income taxes. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology, physical therapy and diagnostic centers, as well as competing services rendered in physician offices.

If our access to HCA’s information systems is restricted or we are not able to integrate changes to our existing information systems or information systems of acquired hospitals, our operations could suffer.

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

     In addition, as new information systems are developed, we must integrate them into our existing systems. Evolving industry and regulatory standards, including the Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” may require changes to our information systems. We may not be able to integrate new systems or changes required to our existing systems or systems of acquired hospitals in the future effectively.

     A key element of our business strategy is growth through the acquisition of additional acute care hospitals. Our acquisition activity requires frequent transitions from, and the integration of, various information systems that are used by the hospitals we acquire. If we experience difficulties with the integration of the information systems of acquired hospitals, we could suffer, among other things, operational disruptions and increases in administrative expenses.

If we fail to comply with our corporate integrity agreement, we could be required to pay significant monetary penalties.

     In December 2000, we entered into a corporate integrity agreement with the Office of Inspector General. Under this agreement, we have an affirmative obligation to report violations of applicable laws and regulations. This obligation could result in greater scrutiny of us by regulatory authorities. Complying with our corporate integrity agreement requires additional efforts and costs. Our failure to comply with the terms of the corporate integrity agreement could subject us to significant monetary penalties.

We have limited operating history as an independent company.

     Prior to May 11, 1999, we operated as the America Group division of HCA. Accordingly, we do not have a long operating history as an independent, publicly-traded company. Before the distribution of our stock from HCA, we historically relied on HCA for various financial, administrative and managerial expertise relevant to the conduct of our business. HCA continues to provide some support services to us on a contractual basis. We did not generate a profit for 1999. Although we generated a profit in 2000, 2001 and 2002, we may not have net profits in the future. See “Business — Arrangements Relating to the Distribution” for more information regarding our arrangements with HCA and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for factors that could affect our ability to generate profits.

Our anti-takeover provisions may discourage acquisitions of control even though our stockholders may consider these proposals desirable.

     Provisions in our certificate of incorporation and bylaws may have the effect of discouraging an acquisition of control not approved by our board of directors. These provisions include:

•	the issuance of “blank check” preferred stock by the board of directors without stockholder approval;

•	higher stockholder voting requirements for some transactions, including business combinations with related parties (i.e., a “fair price provision”);

•	a prohibition on taking actions by the written consent of stockholders;

•	restrictions on the persons eligible to call a special meeting of stockholders;

•	classification of the board of directors into three classes; and

•	the removal of directors only for cause and by a vote of 80% of the outstanding voting power.

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

     We have never paid a cash dividend and we do not currently anticipate paying any cash dividends. Our senior credit facility also restricts the payment of cash dividends. If we incur any future indebtedness to refinance our existing indebtedness or to fund our future growth, our ability to pay dividends may be further restricted by the terms of this indebtedness.

Our stock price has been and may continue to be volatile.

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, including:

•	quarterly variations in operating results;

•	changes in financial estimates and recommendations by securities analysts;

•	the operating and stock price performance of other companies that investors may deem comparable; and

•	news reports relating to trends in our markets.

     Broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Information with respect to this Item is contained in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks Associated with Financial Instruments.”

Item 8. Financial Statements and Supplementary Data

     Information with respect to this Item is contained in our consolidated financial statements beginning with the Index on Page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

     Information with respect to our executive officers is incorporated by reference to the information contained under the caption “Executive Compensation — Executive Officers of the Company” included in our proxy statement relating to our annual meeting of stockholders to be held on May 21, 2003.

Directors

     Information with respect to our directors is incorporated by reference to the information contained under the caption “Election of Directors” included in our proxy statement relating to our annual meeting of stockholders to be held on May 21, 2003.

Compliance with Section 16(a) of the Exchange Act

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our annual meeting of stockholders to be held on May 21, 2003.

Item 11. Executive Compensation

     This information is incorporated by reference to the information contained under the captions “Election of Directors — Information Regarding the Board of Directors — Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Comparative Performance” included in our proxy statement relating to our annual meeting of stockholders to be held on May 21, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     This information is incorporated by reference to the information contained under the caption “Voting Securities and Principal Holders Thereof” and “Executive Compensation — Equity Compensation Plan Information” included in our proxy statement relating to our annual meeting of stockholders to be held on May 21, 2003.

Item 13. Certain Relationships and Related Transactions

     This information is incorporated by reference to the information contained under the caption “Certain Transactions” included in our proxy statement relating to our annual meeting of stockholders to be held on May 21, 2003.

Item 14. Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

       (3) Exhibits

Exhibit Number		Description of Exhibits

2.1	-	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc.(a)

3.1	-	Certificate of Incorporation(a)

3.2	-	Bylaws(a)

4.1	-	Form of Specimen Stock Certificate(b)

4.2	-	Rights Agreement dated as of May 11, 1999 between LifePoint Hospitals, Inc. and National City Bank as Rights Agent(a)

4.3	-	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 1/2% Convertible Subordinated Notes due 2009(c)

4.4	-	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers, Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (c)

4.5	-	Form of 4 1/2% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (c)

10.1	-	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc.(a)

10.2	-	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc.(a)

10.3	-	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/ HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc.(a)

10.4	-	Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and LifePoint Hospitals, Inc.(a)

10.5	-	Lease Agreement dated as of November 22, 1999 by and between LifePoint Hospitals, Inc. and W. Fred Williams, Trustee for the Benefit of Highwoods/Tennessee Holdings, L.P.(d)

10.6	-	LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan(a)

10.7	-	Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan(e)

10.8	-	Second Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan(e)

10.9	-	Third Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan

10.10	-	LifePoint Hospitals, Inc. Executive Stock Purchase Plan(a)

10.11	-	Form of Share Purchase Loan and Note Agreement between LifePoint Hospitals and certain executive officers in connection with purchases of Common Stock pursuant to the Executive Stock Purchase Plan(d)

Exhibit Number		Description of Exhibits

10.12	-	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated

10.13	-	LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan(a)

10.14	-	Amended and Restated Credit Agreement, dated as of June 19, 2001, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents(f)

10.15	-	First Amendment to Credit Agreement, dated as of April 30, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents

10.16	-	Second Amendment to Credit Agreement, dated as of October 1, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents

10.17	-	Third Amendment to Credit Agreement, dated as of December 30, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents

10.18	-	Corporate Integrity Agreement dated as of December 21, 2000 by and between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals(g)

10.19	-	Amendment to the Corporate Integrity Agreement, dated April 29, 2002, between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc.

10.20	-	Letter from the Office of Inspector General of the Department of Health and Human Services, dated October 15, 2002

10.21	-	LifePoint Hospitals, Inc. Employee Stock Purchase Plan (h)

10.22	-	LifePoint Hospitals, Inc. Change in Control Severance Plan

10.23	-	Employment Agreement of Kenneth C. Donahey (h)

21.1	-	List of Subsidiaries

23.1	-	Consent of Ernst & Young LLP

(a)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-29818.

(b)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File No. 0-29818.

(c)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File No. 333-90536.

(d)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-29818.

(e)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-8 under the Securities Act of 1933, File No. 333-63140.

(f)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-29818.

(g)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-29818.

(h)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-29818.

Compensation Plans and Arrangements

     The following is a list of all of our compensation plans and arrangements filed as exhibits to this annual report on Form 10-K:

1. LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan, as amended (filed as Exhibits 10.6, 10.7, 10.8 and 10.9)

2. LifePoint Hospitals, Inc. Executive Stock Purchase Plan (filed as Exhibit 10.10)

3. Form of Share Purchase Loan and Note Agreement between LifePoint Hospitals and certain executive officers in connection with purchases of Common Stock pursuant to the Executive Stock Purchase Plan (filed as Exhibit 10.11)

4. LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (filed as Exhibit 10.12)

5. LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (filed as Exhibit 10.13)

6. LifePoint Hospital’s Inc. Employee Stock Purchase Plan (filed as Exhibit 10.21)

7. LifePoint Hospital’s Inc. Change in Control Severance Plan (filed as Exhibit 10.22)

(b) Reports on Form 8-K:

•	On October 2, 2002, we furnished a Current Report on Form 8-K pursuant to Item 9 announcing that we signed a definitive agreement to acquire Russellville Hospital.

•	On October 7, 2002, we furnished a Current Report on Form 8-K pursuant to Item 9 announcing that we acquired the outstanding 30% interest in Dodge City Healthcare Group, L.P.

•	On October 23, 2002, we furnished a Current Report on Form 8-K pursuant to Item 9 announcing our third quarter financial results.

•	On November 15, 2002, we furnished a Current Report on Form 8-K pursuant to Item 9 announcing that we were selected to acquire Logan General Hospital and its affiliated entities.

•	On December 3, 2002, we furnished a Current Report on Form 8-K pursuant to Item 9 announcing that we completed the acquisitions of Burdick-West Medical Center, Northwest Medical Center and Logan General Hospital and its affiliated entities.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
LifePoint Hospitals, Inc.

     We have audited the accompanying consolidated balance sheets of LifePoint Hospitals, Inc. (the “Company”) as of December 31, 2001 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Hospitals, Inc. at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for certain intangible assets.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 14, 2003

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2000, 2001 and 2002
(Dollars in millions, except per share amounts)

	2000	2001	2002

Revenues	$557.1	$619.4	$743.6

Salaries and benefits	224.2	243.2	291.4
Supplies	67.0	78.2	92.2
Other operating expenses	118.1	120.8	137.1
Provision for doubtful accounts	42.0	45.8	55.2
Depreciation and amortization	34.1	34.7	37.9
Interest expense, net	30.7	18.1	13.3
ESOP expense	7.1	10.4	9.7
Gain on previously impaired assets	(1.4)	(0.5)	—

	521.8	550.7	636.8

Income before minority interests, income taxes and extraordinary item	35.3	68.7	106.8
Minority interests in earnings of consolidated entities	2.2	2.7	2.2

Income before income taxes and extraordinary item	33.1	66.0	104.6
Provision for income taxes	15.2	31.1	44.0

Income before extraordinary item	17.9	34.9	60.6
Extraordinary loss on early retirement of debt, net of tax benefit of $1.0 and $11.9 in 2001 and 2002, respectively	—	(1.6)	(19.1)

Net income	$17.9	$33.3	$41.5

Basic earnings per share:
Income before extraordinary item	$0.57	$0.97	$1.62
Extraordinary loss on early retirement of debt	—	(0.04)	(0.51)

Net income	$0.57	$0.93	$1.11

Diluted earnings per share:
Income before extraordinary item	$0.54	$0.94	$1.56
Extraordinary loss on early retirement of debt	—	(0.04)	(0.46)

Net income	$0.54	$0.90	$1.10

The accompanying notes are an integral part of the consolidated financial statements.

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2002
(Dollars in millions, except per share amounts)

	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$57.2	$23.0
Accounts receivable, less allowances for doubtful accounts of $59.0 and $109.1 at December 31, 2001 and 2002, respectively	56.7	85.0
Inventories	16.3	20.5
Deferred income taxes and other current assets	18.7	14.8

	148.9	143.3
Property and equipment:
Land	10.7	11.3
Buildings and improvements	262.0	285.3
Equipment	263.4	295.5
Construction in progress (estimated cost to complete and equip after December 31, 2002 - $45.8)	7.2	18.1

	543.3	610.2
Accumulated depreciation	(204.9)	(238.0)

	338.4	372.2

Deferred loan costs, net	7.1	8.6
Unallocated purchase price	12.6	136.1
Intangible assets, net	0.1	3.8
Goodwill	47.1	69.2
Other	0.1	0.3

	$554.3	$733.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19.0	$28.5
Accrued salaries	18.6	24.4
Other current liabilities	10.7	14.3
Estimated third-party payor settlements	17.9	8.2

	66.2	75.4

Long-term debt	150.0	250.0
Deferred income taxes	21.0	24.9
Professional and general liability risks and other liabilities	16.9	25.6

Minority interests in equity of consolidated entities	5.2	—

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 39,276,745 shares and 39,550,540 shares issued and outstanding at December 31, 2001 and 2002, respectively	0.4	0.4
Capital in excess of par value	285.0	297.2
Unearned ESOP compensation	(22.5)	(19.3)
Notes receivable for shares sold to employees	(5.7)	—
Retained earnings	37.8	79.3

	295.0	357.6

	$554.3	$733.5

The accompanying notes are an integral part of the consolidated financial statements.

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000, 2001 and 2002
(Dollars in millions)

	2000	2001	2002

Cash flows from operating activities:
Net income	$17.9	$33.3	$41.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.1	34.7	37.9
ESOP expense	7.1	10.4	9.7
Minority interests in earnings of consolidated entities	2.2	2.7	2.2
Deferred income taxes	13.6	6.9	3.0
Reserve for professional and general liability risks, net	5.4	7.0	9.2
Extraordinary loss on early retirement of debt	—	2.6	31.0
Gain on previously impaired assets	(1.4)	(0.5)	—
Tax benefit from stock option exercises	6.4	8.1	1.7
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	2.1	(1.0)	(16.9)
Inventories and other current assets	(1.7)	(0.6)	(3.2)
Accounts payable and accrued expenses	(11.4)	2.8	1.7
Income taxes payable	(0.2)	(3.5)	6.9
Estimated third-party payor settlements	7.1	9.6	(10.1)
Other	2.2	1.6	0.2

Net cash provided by operating activities	83.4	114.1	114.8

Cash flows from investing activities:
Purchase of property and equipment, net	(31.4)	(35.8)	(60.7)
Purchase of facilities, net of cash acquired	(82.4)	(36.5)	(137.1)
Proceeds from sale of facilities	30.0	0.5	—
Purchase of minority interest in joint venture	—	—	(25.0)
Other	(8.0)	3.5	(1.9)

Net cash used in investing activities	(91.8)	(68.3)	(224.7)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	—	—	242.5
Repurchase of senior subordinated notes	—	—	(176.5)
Proceeds from stock offering, net	—	100.4	—
Proceeds from bank debt borrowings	65.0	—	—
Repayments of bank debt	(35.7)	(139.3)	—
Proceeds from exercise of stock options	7.2	12.2	3.0
Proceeds from employee loan repayments	—	1.5	5.7
Other	(0.9)	(3.1)	1.0

Net cash provided by (used in) financing activities	35.6	(28.3)	75.7

Change in cash and cash equivalents	27.2	17.5	(34.2)
Cash and cash equivalents at beginning of year	12.5	39.7	57.2

Cash and cash equivalents at end of year	$39.7	$57.2	$23.0

Supplemental disclosure of cash flow information:
Interest payments	$29.4	$20.8	$16.3
Capitalized interest	$0.3	$0.7	$0.8
Income taxes paid (received), net	$(4.4)	$18.4	$21.0

The accompanying notes are an integral part of the consolidated financial statements.

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2000, 2001 and 2002
(Amounts in millions)

					Notes
			Capital		Receivable	Retained
	Common Stock		In Excess	Unearned	for Shares	Earnings
			of	ESOP	Sold to	(Accumulated
	Shares	Amount	Par Value	Compensation	Employees	Deficit)	Total

Balance at December 31, 1999	33.7	$0.3	$137.9	$(28.9)	$(10.2)	$(13.4)	$85.7
Net income	—	—	—	—	—	17.9	17.9
ESOP compensation earned	—	—	3.9	3.2	—	—	7.1
Exercise of stock options, including tax benefits and other	1.0	—	17.1	—	—	—	17.1
Stock issued in connection with Management Stock Purchase Plan	—	—	0.7	—	—	—	0.7
Proceeds from employee loan repayments	—	—	(3.1)	—	3.0	—	(0.1)

Balance at December 31, 2000	34.7	0.3	156.5	(25.7)	(7.2)	4.5	128.4
Net income	—	—	—	—	—	33.3	33.3
ESOP compensation earned	—	—	7.2	3.2	—	—	10.4
Exercise of stock options, including tax benefits and other	0.9	—	20.5	—	—	—	20.5
Stock issued in connection with Management Stock Purchase Plan	—	—	0.5	—	—	—	0.5
Proceeds from employee loan repayments	—	—	—	—	1.5	—	1.5
Issuance of common stock from Offering	3.7	0.1	100.3	—	—	—	100.4

Balance at December 31, 2001	39.3	0.4	285.0	(22.5)	(5.7)	37.8	295.0
Net income	—	—	—	—	—	41.5	41.5
ESOP compensation earned	—	—	6.5	3.2	—	—	9.7
Exercise of stock options, including tax benefits and other	0.3	—	4.7	—	—	—	4.7
Stock issued in connection with Employee Stock Purchase Plan	—	—	0.5	—	—	—	0.5
Stock issued in connection with Management Stock Purchase Plan	—	—	0.5	—	—	—	0.5
Proceeds from employee loan repayments	—	—	—	—	5.7	—	5.7

Balance at December 31, 2002	39.6	$0.4	$297.2	$(19.3)	$—	$79.3	$357.6

The accompanying notes are an integral part of the consolidated financial statements.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

Note 1. Organization and Accounting Policies

Organization

     On May 11, 1999, HCA Inc. (“HCA”) completed the spin-off of its operations comprising the America Group to its stockholders by distributing all outstanding shares of LifePoint Hospitals, Inc. (the “Distribution”). LifePoint Hospitals, Inc., together with its subsidiaries, as appropriate, is hereinafter referred to as the “Company.” A description of the Distribution and certain transactions with HCA is included in Note 2.

     At December 31, 2002, the Company was comprised of 28 general, acute care hospitals and related healthcare entities. The entities are located in non-urban areas in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah, West Virginia and Wyoming.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company through the Company’s direct or indirect ownership of a majority interest and exclusive rights granted to the Company as the sole general partner of such entities. All significant intercompany accounts and transactions within the Company have been eliminated in consolidation.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, contractual discounts and professional and general liability reserves. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

   (a) Allowance for Doubtful Accounts

     The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. The primary uncertainty lies with uninsured patient accounts and deductibles, co-payments or other amounts due from individual patients. The Company estimates the allowance for doubtful accounts based primarily upon the age of patient accounts receivable, the patient’s economic inability to pay and the effectiveness of its collection efforts. The Company routinely monitors its accounts receivable balances and utilizes historical collection experience to support the basis for its estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on the Company’s results of operations and cash flows. The allowance for doubtful accounts was $59.0 million and $109.1 million as of December 31, 2001 and 2002, respectively. This increase resulted primarily from the acquisition of five hospitals during 2002.

   (b) Allowance for Contractual Discounts

     The Company derives a significant portion of its revenues from Medicare, Medicaid and other payors that receive discounts from our standard charges. The Company must estimate the total amount of these discounts to prepare its financial statements. For the year ended December 31, 2002, Medicare, Medicaid and discounted plan patients accounted for 93.7% of total gross revenues. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. However, the services authorized and provided and resulting reimbursement, are often subject to interpretation. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect net revenues reported in the Company’s results of operations.

   (c) Professional and General Liability Reserves

     Given the nature of the Company’s operating environment, it is subject to medical malpractice lawsuits and other claims. To mitigate a portion of this risk, the Company maintained insurance for individual malpractice claims exceeding $1.0 million for the years ended December 31, 2000 and 2001. For 2002, the Company increased its deductible to $10.0 million on individual malpractice claims. The Company lowered its deductible to $5.0 million on individual malpractice claims effective January 1, 2003. The Company’s reserves for professional and general liability risks are based upon historical claims data, demographic considerations, severity factors and other actuarial assumptions calculated by an independent actuary. This estimate is discounted to its present value using rates of 6.0%, 5.0% and 5.0% at December 31, 2000, 2001 and 2002, respectively. The rate changed to 5.0% in 2001 to reflect lower market rates experienced. The estimated accrual for professional and general liability claims could be significantly affected should current and future claims differ from historical trends. While management monitors current claims closely and considers outcomes when estimating its insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

     The reserve for professional and general liability risks was $15.9 million and $25.1 million at December 31, 2001 and 2002, respectively. The total cost of professional and general liability coverage for the years ended December 31, 2000, 2001 and 2002 was approximately $8.2 million, $11.4 million and $12.9 million, respectively.

Fair Value of Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

     The carrying value of the Company’s 4-1/2% Convertible Subordinated Notes due June 1, 2009 (the “Convertible Notes”) was $250.0 million at December 31, 2002. The fair value of the Convertible Notes was $246.6 million at December 31, 2002, based upon the quoted market price at December 31, 2002.

Revenues

     The Company’s healthcare facilities have entered into agreements with third-party payors, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

     Revenues are recorded at the time the healthcare services are provided at estimated amounts due from patients and third-party payors. Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated third-party payor settlements resulted in increases to revenues of $3.2 million, $2.0 million and $13.0 million for the years ended December 31, 2000, 2001 and 2002, respectively. Management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs. HCA retains sole responsibility for, and will be entitled to, any Medicare, Medicaid or cost-based Blue Cross settlements relating to cost reporting periods ending on or prior to the Distribution.

     Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. In addition, since implementation of outpatient PPS in August 2000, the due dates of all Medicare cost reports have been extended due to a delay in receiving certain government reports. Most of the Company’s postponed cost reports were filed during 2002. The Company has seven cost reports to file related to this delay as of December 31, 2002. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

     The Company’s revenue is particularly sensitive to regulatory and economic changes in the states of Kentucky and Tennessee. As of December 31, 2002, the Company operated 28 hospitals with seven located in the Commonwealth of Kentucky and seven located in the State of Tennessee. The Company generated 39.2% and 38.0% of its revenue from its Kentucky hospitals (including 4.3% and 4.0% from state-sponsored Medicaid programs) and 22.3% and 23.6% from its Tennessee hospitals (including 3.3% and 3.1% from the state-sponsored TennCare program) for the years ended December 31, 2001 and 2002, respectively.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The Company places its cash in financial institutions that are federally insured and limits the amount of credit exposure with any one institution.

Accounts Receivable and Allowance for Doubtful Accounts

     The Company receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 2000, 2001 and 2002, approximately 47.0%, 48.4%, and 51.6%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs. Management recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. Management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject it to any significant credit risks in the collection of its accounts receivable.

     A summary of activity in the Company’s allowance for doubtful accounts follows (in millions):

		Additions	Accounts
	Balances at	Charged to	Written Off,		Balances
	Beginning	Costs and	Net of	Acquisitions and	at End
	Of Period	Expenses	Recoveries	Divestitures	of Period

Allowance for doubtful accounts:
Year ended December 31, 2000	$50.3	$42.0	$(30.3)	$(9.7)	$52.3
Year ended December 31, 2001	52.3	45.8	(43.7)	4.6	59.0
Year ended December 31, 2002	59.0	55.2	(48.6)	43.5	109.1

Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

Long-Lived Assets

    (a) Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation is computed by applying the straight-line method over the estimated useful lives of buildings and improvements (10 to 40 years) and equipment (3 to 10 years). Interest on funds borrowed to finance the construction of major capital additions is included in the cost of each capital addition. Depreciation expense was $32.8 million, $33.0 million and $37.6 million for the years ended December 31, 2000, 2001 and 2002, respectively.

   (b) Goodwill and Intangible Assets

     In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, (the “Statements”). These Statements made significant changes to the accounting for business combinations, goodwill and intangible assets.

     SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 141 was effective for transactions completed subsequent to June 30, 2001. The application of SFAS No. 141 did not have a material effect on the Company’s results of operations or financial position.

     Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS No. 142, effective January 1, 2002. Pursuant to SFAS No. 142, the Company completed its transition impairment tests of goodwill during the second quarter of 2002 and did not incur an impairment charge. The Company also performed its initial annual impairment test as of October 1, 2002 and did not incur an impairment charge.

     The Company’s intangible assets relate to non-compete agreements and are amortized over the terms of the agreements. Deferred loan costs are amortized over the life of the applicable debt agreements. See Note 5 for a summary of goodwill and intangible assets and the effects of adopting SFAS No. 142. In addition, see Note 7 for a summary of deferred loan costs.

Income Taxes

     The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not likely, a valuation allowance is established. To the extent the Company establishes a valuation allowance or increases this allowance, the Company must include an expense within the income tax provision in the statements of income.

Physician Recruiting Costs

     Physician recruiting costs are expensed when incurred and are included in other operating expenses in the accompanying consolidated statements of income. Physician recruiting expenses were $8.9 million, $6.4 million and $6.5 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, requires that changes in certain amounts that are recorded directly to stockholders’ equity be shown in the financial statements as a component of comprehensive income. For the years ended December 31, 2000, 2001 and 2002, the Company had no items of comprehensive income recorded directly to stockholders’ equity. Therefore, comprehensive income is equivalent to net income.

Segment Reporting

     The Company’s business of providing healthcare services to patients comprises a single reportable operating segment under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

Stock Based Compensation

     In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 has no material impact on the Company, as it does not plan to adopt the fair-value method of accounting for stock options at the current time. The Company has included the required disclosures below and in Note 8.

     The Company issues stock options and other stock-based awards to key employees and directors as more fully described in Note 8. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related FASB Interpretations, under which no compensation cost related to stock plans has been recognized in net income for the years ended December 31, 2000, 2001 and 2002.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the years ended December 31, 2000, 2001 and 2002 (dollars in millions, except per share amounts):

	2000	2001	2002

Net income, as reported	$17.9	$33.3	$41.5
Less stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1.3)	(4.5)	(8.0)

Pro forma net income	$16.6	$28.8	$33.5

Earnings per share:
Basic — as reported	$0.57	$0.93	$1.11

Basic — pro forma	$0.52	$0.81	$0.89

Diluted — as reported	$0.54	$0.90	$1.10

Diluted — pro forma	$0.50	$0.78	$0.80

     The per share weighted-average fair value of stock options granted during 2000, 2001 and 2002 was $9.22, $15.25 and $13.99, respectively, on the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2000	2001	2002

Risk free interest rate	6.16%	4.51%	3.51%
Expected life, in years	3.8	4.0	3.0
Expected volatility	45.0%	45.0%	53.0%

Earnings Per Share

     Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding and dilutive stock options, convertible notes and restricted shares, adjusted for the shares issued to the LifePoint Employee Stock

Ownership Plan (the “ESOP”). As the ESOP shares are committed to be released, the shares become outstanding for EPS calculations. In addition, the numerator, income before extraordinary item, is adjusted for interest expense related to the convertible notes.

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

Recently Issued Accounting Pronouncements

     SFAS No. 143, Accounting for Asset Retirement Obligations, was issued in August 2001 by the FASB and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement costs. SFAS No. 143 applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company does not expect SFAS No. 143 to have a material effect on its results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt will no longer be segregated on the income statement as extraordinary items net of the effect of income taxes. Instead, those gains and losses will be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item will be reclassified upon adoption. If the Company had adopted SFAS No. 145 in the first quarter of fiscal year 2001, the extraordinary losses on early retirement of debt of $2.6 million and $31.0 million, before the $1.0 million and $11.9 million effect of income taxes, for the years ended December 31, 2001 and 2002, respectively, would have been reflected in income before income taxes. See Note 11 for a summary of the effect of adopting SFAS No. 145.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes the provisions of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires companies to establish liabilities for costs to exit an activity when the costs are incurred, as opposed to the date when the companies commit to the exit plan. Exit costs covered by SFAS No. 146 include, but are not limited to, certain employee severance and relocation costs, lease termination costs and other costs related to restructuring or discontinuing operations. SFAS No. 146 is effective for exit activities initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a significant impact on its results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. The Company does not expect this new interpretation to have a material effect on its future results of operations or cash flows.

     In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect this new interpretation to have a material effect on its future results of operations or cash flows.

Note 2. The Distribution and Transactions with HCA

     As a result of the Distribution, the Company became an independent, publicly-traded company. Owners of HCA common stock received one share of the Company’s common stock for every 19 shares of HCA common stock held, which resulted in approximately 29.9 million shares of the Company’s common stock outstanding immediately after the Distribution. After the Distribution, HCA had no ownership in the Company. Immediately after the Distribution, however, certain HCA benefit plans received shares of the Company on behalf of HCA employees.

     In connection with the Distribution, all intercompany amounts payable by the Company to HCA were eliminated and the Company assumed certain indebtedness from HCA. In addition, the Company entered into various agreements with HCA which are intended to facilitate orderly changes for both companies in a way which would be minimally disruptive to each entity. These agreements provide certain indemnities to the parties, and provide for the allocation of tax and other assets, liabilities and obligations arising from periods prior to the Distribution.

     In connection with the Distribution, HCA received a ruling from the Internal Revenue Service (the “IRS”) to the effect, among other things, that the Distribution would qualify as a tax-free transaction under Section 355 of the Internal Revenue Code of 1986, as amended. Such a ruling, while generally binding upon the IRS, is subject to certain factual representations and assumptions provided by HCA.

Note 3. HCA Investigations, Litigation and Indemnification Rights

     HCA is currently the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payor actions and general liability claims. HCA is also the subject of a formal order of investigation by the SEC. The description of the matters below is based on the Company’s review of HCA’s public filings. The Company understands that the SEC’s investigation of HCA includes the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the federal securities laws. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before the Company’s formation as an independent company, owned many of the facilities that the Company now owns.

     HCA is a defendant in several qui tam actions brought on behalf of the United States by private parties, known as relators, which have been unsealed and served on HCA. The actions allege, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. § 3729, et seq. by submitting improper claims for reimbursement to the government. The lawsuits generally seek: a) restitution of amounts paid to HCA entities as a result of any Medicare or Medicaid false claims, b) a penalty in the amount of three times the restitution amount, c) civil fines of not less than $5,500 nor more than $11,000 for each such claim, and d) attorneys’ fees and costs. HCA has disclosed that, on March 15, 2001, the Department of Justice announced its decision to intervene in certain of the qui tam actions against HCA. HCA stated that, of the original 30 qui tam actions, the Department of Justice elected to intervene in eight actions. HCA has disclosed that it is aware of additional qui tam actions that remain under seal and that it also believes there may be other sealed qui tam cases of which it is unaware.

     In December 2000, HCA entered into a series of agreements with the Criminal Division of the Department of Justice and various U.S. Attorneys’ Offices and with the Civil Division of the Department of Justice which resolved all federal criminal issues outstanding against HCA and certain issues involving federal civil claims by or on behalf of the government against HCA relating to DRG coding, outpatient laboratory billing and home health issues. These December 2000 agreements related only to conduct that was the subject of the various federal investigations and did not resolve various qui tam actions filed by private parties against HCA or pending state actions.

     On March 28, 2002, HCA announced that it reached an understanding with CMS to resolve all Medicare cost report, home office cost statement, and appeal issues between HCA and CMS. The understanding provides that HCA would pay CMS $250 million with respect to these matters. The resolution is subject to approval by the Department of Justice and execution of a definitive written agreement.

     On December 18, 2002, HCA announced that it reached an understanding with the Department of Justice to settle, subject to certain conditions, the remaining litigation brought by the Department of Justice against HCA. The understanding provides that, in exchange for releases by the Department of Justice, HCA will pay the Department of Justice an additional $631 million. HCA announced that, in addition, it has also reached an agreement in principle with representatives of certain states to pay $17.5 million to state Medicaid agencies to resolve similar claims against HCA made by those states.

     HCA has agreed to indemnify the Company for any losses, other than consequential damages, arising from the governmental investigations of HCA’s business practices prior to the date of the distribution and losses arising from legal proceedings, present or future, related to the investigation or actions engaged in before the distribution that relate to the investigation. HCA has also agreed to make specified payments to the Company if any hospital owned by the Company at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above. However, the Company could be held responsible for any claims that are not covered by the agreements reached with the federal government or for which HCA is not required to, or fails to, indemnify the Company. In addition, should HCA be unable to fulfill its obligations to the federal government, the Company could ultimately be held responsible for any settlement related to the former HCA hospitals operated by the Company. If indemnified matters were asserted successfully against us or any of our facilities, and HCA failed to meet its indemnification obligations, such an event could have a material adverse effect on our business, financial condition, results of operations or prospects.

     The Company cannot predict with accuracy the extent to which we may or may not continue to be affected by the ongoing investigations of HCA and the initiation of additional investigations, if any. These matters, if resulting in a successful claim against the Company, could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects in future periods.

Note 4. Impact of Acquisitions and Divestitures

Acquisitions — 2002

     Effective December 1, 2002, the Company acquired Northwest Medical Center, a 71-bed acute care hospital located in Winfield, Alabama, and Burdick-West Medical Center, a 99-bed acute care hospital located in Haleyville, Alabama for an aggregate purchase price of approximately $29.0 million, including working capital. The Company used its available cash to fund this acquisition. The allocation of the full purchase price had not been determined as of December 31, 2002. Unallocated purchase price of approximately $25.8 million is included in the accompanying balance sheet as of December 31, 2002, pending a final appraisal from an independent third party. In addition, the allocation of the purchase price is subject to settling amounts related to purchased working capital.

     Effective December 1, 2002, the Company acquired Logan General Hospital (now known as Logan Regional Medical Center), a 132-bed acute care hospital and Guyan Valley Hospital, a 19-bed critical access hospital both located in Logan, West Virginia, for an aggregate purchase price of approximately $88.0 million, including working capital. The Company used its available cash to fund this acquisition. The allocation of the full purchase price had not been determined as of December 31, 2002. Unallocated purchase price of approximately $90.2 million is included in the accompanying balance sheet as of December 31, 2002, pending a final appraisal from an independent third party. In addition, the allocation of the purchase price is subject to settling amounts related to purchased working capital.

     Effective October 3, 2002, the Company acquired Russellville Hospital, a 100-bed acute care hospital located in Russellville, Alabama, for a total purchase price of approximately $20.1 million, including working capital. The Company used its available cash to fund this acquisition. The allocation of the full purchase price had not been determined as of December 31, 2002. Unallocated purchase price of approximately $20.1 million is included in the accompanying balance sheet as of December 31, 2002 pending a final appraisal from an independent third party.

     The Company’s motivation to acquire Northwest Medical Center, Burdick-West Medical Center and Russellville Hospital was to create synergies due to the close proximity of these hospitals, such as sharing call coverage between recruited physicians and sharing administrative functions. These synergies should reduce costs and therefore increase shareholder value. The Company acquired Logan Regional Medical Center and Guyan Valley Hospital to enter into the West Virginia market. The Company intends to expand services and enhance the quality of care deliver in Logan and southern West Virginia. This will enhance the Company’s long-term strategy of delivering high-quality healthcare to the communities it serves.

     In October 2002, the Company purchased the outstanding 30% limited partner interest in Dodge City Healthcare Group, L.P., the entity that owns and operates 110-bed Western Plains Regional Hospital in Dodge City, Kansas, for $25 million. The Company used its available cash to fund this acquisition. Under the terms of the purchase agreement, the former limited partners have agreed not to compete with the hospital for five years. The non-compete agreements have been valued by an independent third party at $4.0 million and will be amortized over the life of the agreement. Amortization expense related to the non-compete agreements was $0.2 million during 2002. Goodwill totaled approximately $16.3 million and the entire amount is expected to be deductible for tax purposes.

Acquisitions — 2001

     Effective December 1, 2001, the Company acquired Ville Platte Medical Center, a 116-bed acute care hospital located in Ville Platte, Louisiana for approximately $12.1 million in cash, including working capital and the assumption of long-term liabilities of approximately $2.6 million. The Company used its available cash to fund this acquisition. Goodwill totaled approximately $4.1 million and of that amount, $2.3 million is expected to be deductible for tax purposes.

     Effective October 1, 2001, the Company acquired Athens Regional Medical Center in Athens, Tennessee for approximately $19.9 million in cash, including working capital. The Company used its available cash to fund this acquisition. Goodwill totaled approximately $0.5 million and $0.2 million is expected to be deductible for tax purposes.

     Effective April 1, 2001, the Company purchased a diagnostic imaging center in Palatka, Florida for $5.8 million in cash, including working capital. The funds used for the acquisition were obtained from the Company’s available cash. Goodwill totaled $1.8 million and of that amount, $1.7 million is expected to be deductible for tax purposes.

     Effective January 2, 2001, the Company entered into a two-year lease to operate Bluegrass Community Hospital, a 25-bed critical access hospital located in Versailles, Kentucky, which the parties mutually agreed to extend until December 31, 2003. The Company has an option to extend the lease through 2014.

Acquisitions — 2000

     Effective July 1, 2000, the Company acquired Lander Valley Medical Center in Lander, Wyoming for a purchase price of $33.0 million in cash, including working capital. Goodwill totaled $9.8 million and was amortized using a 40-year life during 2000 and 2001. Approximately $9.3 million of the goodwill is expected to be deductible for tax purposes.

     Effective June 16, 2000, the Company acquired Putnam Community Medical Center in Palatka, Florida for approximately $49.4 million in cash, including working capital. Goodwill totaled $22.8 million and was amortized using a 40-year life during 2000 and 2001. Approximately $20.8 million of the goodwill is expected to be deductible for tax purposes.

Allocation of Purchase Price

     The foregoing acquisitions were accounted for using the purchase method of accounting. Except as noted otherwise, the purchase prices of these transactions were allocated to the assets acquired and liabilities assumed based upon their respective fair values and are subject to change during the twelve month period subsequent to the acquisition date. The following table summarizes the allocation of the aggregate purchase price of the acquisitions, excluding the purchase of the remaining 30% interest in Dodge City Healthcare Group, L.P., for the years ended December 31, 2000, 2001 and 2002 (in millions):

	2000	2001	2002

Fair value of assets acquired, excluding cash:
Accounts receivable, net	$9.7	$5.5	$11.4
Other current assets	1.9	1.5	3.1
Property and equipment	39.9	28.4	—
Goodwill	33.6	6.4	—
Unallocated purchase price	—	—	136.1

	85.1	41.8	150.6
Liabilities assumed	(2.7)	(5.3)	(13.5)

Cash paid, net of cash acquired	$82.4	$36.5	$137.1

Divestitures

Sale of Hospitals previously identified as Held for Sale

     The Company sold Trinity Hospital, Halstead Hospital and Barrow Medical Center in three separate transactions during 2000. The sale of these three hospitals resulted in no gain or loss to the Company as they were previously written down to net realizable value during 1998 and 1999. The three hospitals were identified as held for sale during the fourth quarter of 1998 when management determined the facilities were not compatible with the Company’s operating plans based upon management’s review of all facilities, and giving consideration to current and expected market conditions and the current and expected capital needs in each market.

     Prior to 2000, the Company recorded impairment charges to reduce these held for sale hospitals to fair value, less direct selling costs. During 2000, the hospitals were subsequently sold for little or no consideration. Below is a summary of each hospital sold that was previously listed as held for sale.

     Effective February 1, 2000, the Company sold Trinity Hospital in exchange for a promissory note (subsequently renegotiated) of approximately $2.4 million. The note was fully reserved upon issuance due to the uncertainty of the buyer’s ability to make payments on the note. During 2000 and 2001, the Company received approximately $1.4 million and $0.5 million, respectively, from the buyer as payments in full and recognized these payments as a “Gain on previously impaired assets” on the accompanying consolidated statements of income.

     Effective April 1, 2000, the Company sold Halstead Hospital in exchange for a promissory note of approximately $1.5 million, due in 60 equal monthly installments. The Company fully reserved the note upon issuance due to the uncertainty of the buyer’s ability to make payments on the note.

     Effective September 1, 2000, the Company sold Barrow Medical Center in exchange for approximately $2.2 million in cash, which equated to the value of the hospital’s working capital.

Sale of Riverview Medical Center

     Effective August 1, 2000, the Company sold Riverview Medical Center in Gonzales, Louisiana for approximately $20.7 million in cash. The proceeds from the transaction and the Company’s available cash were used to pay down bank borrowings. There was no gain or loss associated with the sale.

     For the year ended December 31, 2000, the five facilities that were sold during 2000 had net revenues of $35.6 million and a loss before income taxes of $3.6 million.

Sale of Springhill Medical Center

     Effective November 17, 2000, the Company sold Springhill Medical Center in Springhill, Louisiana for approximately $5.7 million in cash. There was an immaterial gain associated with the sale.

     The operating results of all acquisitions and divestitures have been consolidated in the accompanying consolidated statements of income for the periods subsequent to acquisition and for the periods prior to sale, respectively.

Pro forma Results of Operations

     The following unaudited pro forma results of operations give effect to the operations of the hospitals acquired and sold during the years ended December 31, 2000, 2001 and 2002 as if the respective transactions had occurred as of the first day of the year immediately preceding the year of the acquisitions and divestitures (in millions, except per share data):

	2000	2001	2002

Revenues	$602.5	$796.7	$864.4

Income before extraordinary item	$19.1	$34.9	$60.0

Net income	$19.1	$33.3	$40.9

Basic earnings per share:
Income before extraordinary item	$0.61	$0.97	$1.60

Net income	$0.61	$0.93	$1.09

Diluted earnings per share:
Income before extraordinary item	$0.58	$0.94	$1.54

Net income	$0.58	$0.90	$1.08

     The pro forma results of operations do not purport to represent what the Company’s results of operations would have been had such transactions occurred at the beginning of the periods presented or to project the Company’s results of operations in any future period.

Note 5. Goodwill and Intangible Assets

     The Company completed its transition impairment tests of goodwill during the second quarter of 2002 and did not incur an impairment charge. The Company also performed its initial annual impairment test as of October 1, 2002 and did not incur an impairment charge.

     The table below shows the Company’s income before extraordinary item and net income for the years ended December 31, 2000, 2001 and 2002, adjusted for the cessation of goodwill amortization required by the new standard as if it had occurred as of January 1, 2000 (dollars in millions except per share amounts):

	2000	2001	2002

Income before extraordinary item, as reported	$17.9	$34.9	$60.6
Goodwill amortization, net of applicable income tax benefits	1.1	1.3	—

Adjusted income before extraordinary item	$19.0	$36.2	$60.6

Net income, as reported	$17.9	$33.3	$41.5
Goodwill amortization, net of applicable income tax benefits	1.1	1.3	—

Adjusted net income	$19.0	$34.6	$41.5

Diluted earnings per share:
Income before extraordinary item, as reported	$0.54	$0.94	$1.56
Goodwill amortization, net of applicable income tax benefits	0.04	0.03	—

Adjusted income before extraordinary item	$0.58	$0.97	$1.56

Diluted earnings per share:
Net income, as reported	$0.54	$0.90	$1.10
Goodwill amortization, net of applicable income tax benefits	0.04	0.03	—

Adjusted net income	$0.58	$0.93	$1.10

     Amortization expense related to goodwill for the years ended December 31, 2000 and 2001 was $1.2 million and $1.6 million, respectively.

     The following table presents the changes in the carrying amount of goodwill for the year ended December 31, 2002 (in millions):

Balance at December 31, 2001	$47.1
Acquisitions	22.1

Balance at December 31, 2002	$69.2

     The following table provides information regarding the Company’s intangible assets, which are all subject to amortization and included on the accompanying consolidated balance sheets at December 31 (in millions):

	Gross carrying amount		Accumulated Amortization

	2001	2002	2001	2002

Non-compete agreements	$0.2	$4.2	$0.1	$0.4

     The $4.0 million increase in the gross carrying amount of the non-compete agreements is related to the Company’s purchase of the outstanding 30% limited partner interest in Dodge City Healthcare Group, L.P., as discussed in Note 4. Amortization expense related to these intangible assets for the years ended December 31, 2000, 2001 and 2002 was $0.1 million, $0.1 million and $0.3 million, respectively. The Company estimates amortization expense for these intangible assets to approximate $0.8 million for each of the years ending December 31, 2003, 2004, 2005 and 2006, and $0.6 million for the year ending December 31, 2007. These intangible assets are amortized over five years.

Note 6. Income Taxes

     The provision for income taxes for the years ended December 31, 2000, 2001 and 2002 consists of the following (dollars in millions):

	2000	2001	2002

Current:
Federal	$—	$21.8	$26.7
State	1.6	1.4	2.4

	1.6	23.2	29.1
Deferred:
Federal	13.5	5.6	1.0
State	(0.1)	(0.1)	1.2

	13.4	5.5	2.2
Increase in valuation allowance	0.2	1.4	0.8

Total	$15.2	$30.1	$32.1

     Income tax expense is included in the consolidated statements of income as follows for the years ended December 31, 2000, 2001 and 2002 (dollars in millions):

	2000	2001	2002

Continuing operations	$15.2	$31.1	$44.0
Extraordinary loss	—	(1.0)	(11.9)

	$15.2	$30.1	$32.1

     The increases in the valuation allowance are primarily the result of state net operating loss carryforwards that management believes may not be fully utilized because of the uncertainty regarding the Company’s ability to generate taxable income in certain states. Various subsidiaries have state net operating loss carryforwards of approximately $94.6 million (primarily in the states of Florida and Tennessee) with expiration dates through the year 2022.

     The Company generated a federal net operating loss of approximately $8.4 million for the year ended December 31, 2000 which was fully utilized in the year 2001.

     A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes from continuing operations for the years ended December 31, 2000, 2001 and 2002 follows:

	2000	2001	2002

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.5	3.7	3.4
ESOP expense	4.4	4.5	2.6
Non-deductible intangible assets	1.3	0.5	—
Valuation allowance	0.9	0.3	0.8
Other items, net	1.8	3.1	0.3

Effective income tax rate	45.9%	47.1%	42.1%

     Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows (dollars in millions):

	2001	2002

Deferred tax liabilities:
Depreciation and fixed asset basis differences	$(34.2)	$(37.3)
Prepaid expenses	(2.2)	(2.7)
Other	(4.0)	(7.6)

Total deferred tax liabilities	(40.4)	(47.6)
Deferred tax assets:
Provision for doubtful accounts	16.9	14.0
Employee compensation	2.6	3.3
Professional liability	6.3	12.5
Other	3.7	4.7

Total deferred tax assets	29.5	34.5
Valuation allowance	(2.7)	(3.5)

Net deferred tax assets	26.8	31.0

Net deferred tax assets (liabilities)	$(13.6)	$(16.6)

     The balance sheet classification of deferred income tax assets (liabilities) at December 31 is as follows (dollars in millions):

	2001	2002

Current	$7.4	$8.3
Long-term	(21.0)	(24.9)

Total	$(13.6)	$(16.6)

     The Company had a net income tax receivable of $6.8 million as of December 31, 2001, which is included in deferred income taxes and other current assets in the accompanying consolidated balance sheet. At December 31, 2002, the Company’s income taxes payable balance was $0.1 million, which is included in other current liabilities in the accompanying consolidated balance sheet. The tax benefits associated with the exercise of stock options were $6.4 million, $8.1 million and $1.7 million for the years ended December 31, 2000, 2001 and 2002, respectively. These tax benefits reduced current taxes payable and increased capital in excess of par value.

     The IRS is in the process of conducting an examination of the federal income tax returns of the Company for the calendar years ended December 31, 1999 and 2000. The IRS has not proposed any adjustments as of December 31, 2002.

     HCA and the Company entered into a tax sharing and indemnification agreement as part of the Distribution. Under the agreement, HCA maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods prior to the Distribution. In addition, the agreement provides that HCA will generally be responsible for all taxes that are allocable to periods prior to the Distribution and HCA and the Company will each be responsible for its own tax liabilities for periods after the Distribution.

     For the periods prior to the Distribution, HCA filed consolidated federal and state income tax returns which included all of its eligible subsidiaries, including the Company. All income tax payments for these periods were made by the Company through HCA.

     The tax sharing and indemnification agreement does not have an impact on the realization of deferred tax assets or the payment of deferred tax liabilities of the Company, except to the extent that the temporary differences give rise to such deferred tax assets and liabilities after the Distribution and are adjusted as a result of final tax settlements after the Distribution. In the event of such adjustments, the tax sharing and indemnification agreement provides for certain payments between HCA and the Company, as appropriate.

Note 7. Long-Term Debt

     Long-term debt consists of the following at December 31 (in millions):

	2001	2002

Bank Credit Agreement	$—	$—
Convertible Notes	—	250.0
Senior Subordinated Notes	150.0	—

	150.0	250.0
Less current maturities	—	—

	$150.0	$250.0

     Maturities of the Company’s long-term debt at December 31, 2002 are as follows (in millions):

2003-2007	$—
Thereafter	250.0

$250.0

Bank Credit Agreement

     In June 2001, the Company completed a $200 million, five-year amended and restated credit agreement (the “2001 Agreement”) with a syndicate of lenders, which increased the available credit under the revolving credit agreement from $65 million to $200 million and expires in June 2006. As of December 31, 2002, the Company had $27.9 million in letters of credit outstanding, which reduced the amount available under the 2001 Agreement to $172.1 million.

     The applicable interest rate under the 2001 Agreement is based on either LIBOR plus a margin ranging from 1.25% to 2.25% or prime plus a margin ranging from 0% to 0.5%, both depending on the Company’s consolidated total debt to consolidated EBITDA ratio, as defined, for the most recent four quarters. The Company also pays a commitment fee ranging from 0.3% to 0.5% of the average daily unused balance. The applicable commitment fee rate is based on the Company’s consolidated total debt to consolidated EBITDA ratio, as defined, for the most recent four quarters. The interest rate under the 2001 Agreement was 2.88% at December 31, 2002.

     Obligations under the 2001 Agreement are guaranteed by substantially all of the Company’s current and future subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries and the stock of the Company’s subsidiaries. The 2001 Agreement requires that the Company comply with various financial ratios and tests and contains covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends, for which the Company is in compliance as of December 31, 2002.

Convertible Notes

     Effective May 22, 2002, the Company sold $250 million of Convertible Subordinated Notes due June 1, 2009 (the “Convertible Notes”). The net proceeds were approximately $242.5 million and were used for acquisitions, capital improvements at the Company’s existing facilities, repurchases of the Company 10 3/4% Senior Subordinated Notes discussed below, working capital and general corporate purposes. The Convertible Notes bear interest at the rate of 4 1/2% per year, payable semi-annually on June 1 and December 1, beginning on December 1, 2002. The Convertible Notes are convertible at the option of the holder at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $47.36 per share. The conversion price is subject to adjustment in certain circumstances. The Company may redeem all or a portion of the Convertible Notes on or after June 3, 2005, at the then current redemption prices, plus accrued and unpaid interest. Holders of the Convertible Notes may require the Company to repurchase all of the holder’s Convertible Notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The Convertible Notes are unsecured and subordinated to the Company’s existing and future senior indebtedness and senior subordinated indebtedness. The Convertible Notes rank junior to the Company’s liabilities. The indenture does not contain any financial covenants. A total of 5,278,825 shares of common stock have been reserved for issuance upon conversion of the Convertible Notes.

Senior Subordinated Notes

     On May 11, 1999, the Company assumed from HCA $150.0 million in Senior Subordinated Notes maturing on May 15, 2009 and bearing interest at 10.75%. In November 1999, in a registered exchange offer, the Company issued a like aggregate principal amount of notes in exchange for these notes. During the year ended December 31, 2002, the Company repurchased its $150.0 million 10 3/4% Senior Subordinated Notes and paid $26.5 million in premiums, commissions and fees on these repurchases. In connection with these repurchases, the Company recorded an extraordinary loss on the early retirement of debt in the year ended December 31, 2002 in the amount of $19.1 million, net of tax benefits of $11.9 million.

Deferred Loan Costs

     The Company incurred loan costs of approximately $0.8 million, $1.9 million and $7.5 million during 2000, 2001 and 2002, respectively. The Company capitalized such costs and is amortizing these costs to interest expense over the terms of the related debt (five years for the 2001 Agreement and seven years for the Convertible Notes). The interest expense related to deferred loan cost amortization was approximately $1.6 million, $1.2 million and $1.4 million during 2000, 2001 and 2002, respectively. During 2002, as a result of the repurchase of the 10 3/4% Senior Subordinated Notes discussed above, the Company expensed the remaining deferred loan costs of $4.5 million attributable to the 10 3/4% Senior Subordinated Notes as part of the extraordinary loss. Upon consummation of the 2001 Agreement, the Company wrote off $2.6 million of net deferred loan costs related to its original credit agreement, which resulted in an extraordinary loss of $1.6 million, net of a tax benefit of $1.0 million in 2001.

Note 8. Stockholders’ Equity

Preferred Stock

     The certificate of incorporation provides that up to 10,000,000 shares of preferred stock may be issued, of which 90,000 shares have been designated as Series A Junior Participating Preferred Stock, par value $.01 per share. The board of directors has the authority to issue preferred stock in one or more series and to fix for each series the voting powers (full, limited or none), and the designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions on the stock and the number of shares constituting any series and the designations of this series, without any further vote or action by the stockholders. Because the terms of the preferred stock may be fixed by the board of directors without stockholder action, the preferred stock could be issued quickly with terms calculated to defeat a proposed takeover or to make the removal of our management more difficult.

Preferred Stock Purchase Rights

     Pursuant to the Company’s stockholders’ rights plan, each outstanding share of common stock is accompanied by one preferred stock purchase right. Each right entitles the registered holder to purchase one one-thousandth of a share of Series A preferred stock at a price of $35 per one one-thousandth of a share, subject to adjustment.

     Each share of Series A preferred stock will be entitled, when, as and if declared, to a preferential quarterly dividend payment in an amount equal to the greater of $10 or 1,000 times the aggregate of all dividends declared per share of common stock. In the event of liquidation, dissolution or winding up, the holders of Series A preferred stock will be entitled to a minimum preferential liquidation payment equal to $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions on the stock, whether or not declared, to the date of such payment, but will be entitled to an aggregate payment of 1,000 times the payment made per share of common stock. The rights are not exercisable until the rights distribution date as defined in the stockholders’ rights plan. The rights will expire on May 7, 2009, unless the expiration date is extended or unless the rights are earlier redeemed or exchanged.

     The rights have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not determined by the board of directors to be in the best interests of all stockholders. The rights should not interfere with any merger or other business combination approved by the board of directors.

Common Stock

     Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption or sinking fund provisions applicable to our common stock. In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in the assets available for distribution, subject to any prior rights of any holders of preferred stock then outstanding.

     In March 2001, the Company completed its public offering of 3,680,000 shares of common stock at an offering price of $29.00 per share. The net proceeds from the offering of approximately $100.4 million were used to reduce debt.

ESOP Compensation

     In connection with the Distribution, the Company established the ESOP, a defined contribution retirement plan, which covers substantially all employees. The ESOP purchased from the Company approximately 8.3% of the Company’s common stock at fair market value (approximately 2.8 million shares at $11.50 per share). The purchase was primarily financed by the ESOP issuing a promissory note to the Company, which will be repaid annually in equal installments over a 10-year period beginning December 31, 1999. The Company makes contributions to the ESOP which the ESOP uses to repay the loan. The Company’s stock acquired by the ESOP is held in a suspense account and will be allocated to participants at book value from the suspense account as the loan is repaid over a 10-year period.

     The loan to the ESOP is recorded as unearned ESOP compensation in the accompanying consolidated balance sheets. Reductions are made to unearned ESOP compensation as shares are committed to be released to participants at cost. Shares are deemed to be committed to be released ratably during each period as the employees perform services. Shares are allocated ratably to employee accounts over a period of 10 years (1999 through 2008). ESOP expense is recognized using the average market price of shares committed to be released to participants during the accounting period with any difference between the average market price and the cost being charged or credited to capital in excess of par value. As the shares are committed to be released, the shares become outstanding for earnings per share calculations. The non-cash ESOP expense was $7.1 million, $10.4 million and $9.7 million for the years ended December 31, 2000, 2001 and 2002, respectively. The ESOP expense tax deduction is fixed at $3.2 million per year. The fair value of unreleased shares was $50.2 million at December 31, 2002.

     The ESOP shares as of December 31, 2002 were as follows:

Allocated shares	961,759
Shares committed to be released	156,929
Unreleased shares	1,678,031

Total ESOP shares	2,796,719

Executive Stock Purchase Plan

     The Company adopted the Executive Stock Purchase Plan in 1999, in which 1,000,000 shares of the Company’s common stock were reserved and issued in 1999. The Executive Stock Purchase Plan granted a right to specified executives of the Company to purchase shares of common stock from the Company. The Company loaned each participant in the plan 100% of the purchase price of the Company’s common stock at the fair value based on the date of purchase (approximately $10.2 million), on a full recourse basis at interest rates ranging from 5.2% to 5.3%. The loans are reflected as notes receivable for shares sold to employees in the accompanying consolidated statements of stockholders’ equity. During the years ended December 31, 2000, 2001 and 2002, the Company’s executives repaid $3.0 million, $1.5 million and $5.7 million of such loans, respectively, which were fully repaid as of December 31, 2002.

Management Stock Purchase Plan

     The Company has a Management Stock Purchase Plan which provides to certain designated employees an opportunity to purchase restricted shares of the Company’s common stock at a discount through payroll deductions over six month intervals. Shares of the Company’s common stock reserved for this plan were 250,000 at December 31, 2002. Approximately 21,000 and 19,000 restricted shares were issued to employees during the years ended December 31, 2001 and 2002, respectively, under this plan. Such shares are subject to a three-year cliff vesting period.

Employee Stock Purchase Plan

     Effective January 1, 2002, the Company began an Employee Stock Purchase Plan which provides an opportunity for substantially all employees to purchase shares of the Company’s common stock at a purchase price equal to 85% of the lower of the closing price on the first day or last day of a six month interval. There were 100,000 shares of the Company’s common stock reserved for this plan at December 31, 2002. Approximately 39,900 shares of common stock were issued to employees through this plan during the year ended December 31, 2002.

Stock Options

1998 Long-Term Incentive Plan

     The Company’s 1998 Long-Term Incentive Plan, as amended, authorizes 9,625,000 shares of the Company’s common stock for issuance at December 31, 2002. An amendment to the 1998 Long-Term Incentive Plan to increase the number of shares of common stock available for issuance from 7,125,000 to 9,625,000 was approved by the Company’s stockholders in May 2002. The 1998 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of the Company. Options to purchase 260,700, 1,133,300 and 914,900 shares were granted to the Company’s employees during the years ended December 31, 2000, 2001 and 2002, respectively, under this plan with an exercise price equal to the fair market value on the date of grant. These options become exercisable beginning one year from the date of grant to four years after the date of grant. All options granted under this plan expire 10 years from the date of grant.

Outside Directors Stock and Incentive Plan

     The Company also adopted an Outside Directors Stock and Incentive Plan for which 175,000 shares of the Company’s common stock have been reserved for issuance. Approximately 37,700, 12,500 and 26,000 options were granted under such plan to non-employee directors during the years ended December 31, 2000, 2001 and 2002, respectively. These options become exercisable beginning in part from the date of grant to three years after the date of grant and expire 10 years after grant.

Summary

     Presented below is a summary of stock option activity for 2000, 2001 and 2002:

	Stock	Option Price	Weighted Average
	Options	Per Share	Exercise Price

Balances, December 31, 1999	4,411,400	$0.07-18.38	$10.79
Granted	298,400	17.25-39.69	22.06
Exercised	(1,268,800)	0.07-18.38	10.80
Cancelled	(101,300)	0.18-19.88	12.75

Balances, December 31, 2000	3,339,700	0.07-39.69	11.73
Granted	1,145,800	31.39-46.19	37.58
Exercised	(873,800)	0.18-37.13	13.96
Cancelled	(172,600)	0.18-39.69	20.62

Balances, December 31, 2001	3,439,100	0.07-46.19	19.33
Granted	940,900	31.05-38.17	36.11
Exercised	(265,000)	0.18-37.13	11.18
Cancelled	(98,600)	0.18-37.13	19.04

Balances, December 31, 2002	4,016,400	0.07-46.19	23.81

     At December 31, 2002, there were approximately 3,366,700 options available for grant.

     The following table summarizes information regarding the options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.07 to $10.99	19,500	1	$1.61	19,500	$1.61
11.87	42,600	2	11.87	42,600	11.87
12.22 to 12.90	48,800	3	12.50	48,800	12.50
14.16 to 17.47	64,400	4	16.18	64,400	16.18
17.44 to 18.38	18,500	5	18.37	18,500	18.37
15.64	900	6	15.64	900	15.64
7.63 to 12.00	1,730,700	7	10.56	1,174,200	10.56
17.25 to 39.69	159,100	8	21.70	88,700	23.05
31.39 to 46.19	1,001,200	9	37.70	336,700	37.62
31.05 to 38.17	930,700	10	36.11	—	—

	4,016,400			1,794.300

Note 9. Commitments and Contingencies

Legal Proceedings

     The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages, that may not be covered by insurance. The Company is currently not a party to any proceeding which, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Corporate Integrity Agreement

     In December 2000, the Company entered into a corporate integrity agreement with the Office of Inspector General and agreed to maintain its compliance program in accordance with the corporate integrity agreement. This agreement was amended in April 2002. Complying with the compliance measures and reporting and auditing requirements of the corporate integrity agreement will require additional efforts and costs. Failure to comply with the terms of the corporate integrity agreement could subject the Company to significant monetary penalties.

General Liability Claims

     The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of management contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request punitive or other damages against the Company which may not be covered by insurance. The Company is currently not a party to any proceeding which, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company has committed to advance amounts of approximately $17.0 million at December 31, 2002. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven prorata over a period of 48 months contingent upon the physician continuing to practice in the respective community.

Capital Expenditure Commitments

     The Company is reconfiguring some of its facilities to accommodate more effectively inpatient and outpatient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company has incurred approximately $18.1 million in uncompleted projects as of December 31, 2002, which is included in construction in progress in its accompanying consolidated balance sheet. At December 31, 2002, the Company had projects under construction with an estimated additional cost to complete and equip of approximately $45.8 million.

     In accordance with the terms of the Company’s asset purchase agreement of Ville Platte Medical Center, the Company has agreed to make certain capital improvements which, including the initial cash payment and liabilities assumed, are not required to exceed $25.0 million. The capital improvements must be completed by December 1, 2004. The initial cash payment and liabilities assumed totaled $15.1 million, which leaves $9.9 million required for capital improvements. The Company has incurred approximately $0.8 million of the required capital improvements as of December 31, 2002.

     In accordance with the terms of the Company’s asset purchase agreement of Logan General Hospital, the Company has agreed to expend, regardless of the results of the hospital’s operations, at least $20.0 million in the aggregate for capital expenditures and improvements during the ten year period following the date of acquisition of December 1, 2002.

Acquisitions

     The Company has acquired and will continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

Leases

     The Company leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. Rental expense for the years ended December 31, 2000, 2001 and 2002 was $7.1 million, $6.9 million and $7.8 million, respectively.

     Future minimum operating lease payments are as follows at December 31, 2002 (in millions):

2003	$5.2
2004	3.8
2005	2.5
2006	1.8
2007	1.2
Thereafter	3.1

Total minimum payments	$17.6

Note 10. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for income before extraordinary item for the years ended December 31, 2000, 2001 and 2002 (dollars and shares in millions, except per share amounts):

	2000	2001	2002

Numerator:
Numerator for basic earnings per share — income before extraordinary item	$17.9	$34.9	$60.6
Effect of Convertible Notes	—	—	4.6

Numerator for diluted earnings per share — income before extraordinary item	$17.9	$34.9	$65.2

Denominator:
Denominator for basic earnings per share — weighted average shares	31.6	35.7	37.5
Effect of dilutive securities:
Employee stock options	1.3	1.3	1.0
Convertible Notes	—	—	3.3
Other	—	0.1	0.1

Denominator for diluted earnings per share — adjusted weighted average shares	32.9	37.1	41.9

Basic income before extraordinary item per share	$0.57	$0.97	$1.62

Diluted income before extraordinary item per share	$0.54	$0.94	$1.56

Note 11. Pro Forma Impact of Adoption of SFAS No. 145

     Because of the nature of the earnings per share calculation regarding antidilution of the Convertible Notes and the effect of applying SFAS No. 145, the computation of basic and diluted earnings per share would have been as follows for the years ended December 31, 2001 and 2002 if the Company had adopted SFAS No. 145 on January 1, 2001 (dollars and shares in millions, except per share amounts):

	2001	2002(a)

Numerator:
Numerator for basic earnings per share — net income	$33.3	$41.5
Effect of Convertible Notes	—	—

Numerator for diluted earnings per share	$33.3	$41.5

Denominator:
Denominator for basic earnings per share — weighted average shares	35.7	37.5
Effect of dilutive securities:
Employee stock options	1.3	1.0
Convertible Notes	—	—
Other	0.1	0.1

Denominator for diluted earnings per share — adjusted weighted average shares	37.1	38.6

Basic earnings per share	$0.93	$1.11

Diluted earnings per share	$0.90	$1.07

(a)	The impact of the 3.3 million potential shares of common stock, if converted, and interest expense related to the Convertible Notes was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 12. Unaudited Quarterly Financial Information

     The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

	2001

	First	Second	Third	Fourth

Revenues(a)	$154.3	$151.6	$149.2	$164.3
Income before extraordinary item	8.6	8.5	7.5	10.3
Extraordinary loss on early retirement of debt, net	—	1.6	—	—
Net income	8.6	6.9	7.5	10.3
Income before extraordinary item per share:
Basic	$0.26	$0.23	$0.20	$0.28
Diluted	$0.25	$0.22	$0.20	$0.27

	2002

	First	Second	Third	Fourth

Revenues(b)	$181.6	$177.9	$182.2	$201.9
Income before extraordinary item	14.5	13.1	15.2	17.8
Extraordinary loss on early retirement of debt, net	0.8	15.6	2.5	0.2
Net income (loss)	13.7	(2.5)	12.7	17.6
Income before extraordinary item per share:
Basic	$0.39	$0.35	$0.40	$0.47
Diluted	$0.38	$0.34	$0.39	$0.45

(a)	The net adjustments to estimated third-party payor settlements increased revenues by $0.2 million, $0.6 million, $1.1 million and $0.1 million during the first, second, third and fourth quarters, respectively.

(b)	The net adjustments to estimated third-party payor settlements increased revenues by $2.1 million, $5.8 million and $5.1 million during the second, third and fourth quarters, respectively.

Note 13. Related Party Transactions

     As part of an officer’s relocation package, the Company purchased a house for approximately $0.6 million in the second quarter of 2002 and subsequently sold it in the fourth quarter of 2002.

     The Company loaned certain Company executives 100% of the purchase price of the Company’s common stock at the fair market value based on the date of purchase during 1999. The loans are reflected as notes receivable for shares sold to employees in the Company’s consolidated balance sheets. During the years ended December 31, 2000, 2001 and 2002, Company executives repaid $3.0 million, $1.5 million and $5.7 million of such loans, respectively, which were fully repaid as of December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on March 24, 2003.

LIFEPOINT HOSPITALS, INC.

By:	/s/ KENNETH C. DONAHEY

Kenneth C. Donahey Chairman, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ KENNETH C. DONAHEY Kenneth C. Donahey	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 24, 2003

/s/ MICHAEL J. CULOTTA Michael J. Culotta	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2003

/s/ RICKI TIGERT HELFER Ricki Tigert Helfer	Director	March 24, 2003

/s/ JOHN E. MAUPIN, JR., D.D.S. John E. Maupin, Jr., D.D.S.	Director	March 24, 2003

/s/ DEWITT EZELL, JR. DeWitt Ezell, Jr.	Director	March 24, 2003

/s/ WILLIAM V. LAPHAM William V. Lapham	Director	March 24, 2003

/s/ RICHARD H. EVANS Richard H. Evans	Director	March 24, 2003

/s/ OWEN G. SHELL, JR. Owen G. Shell, Jr.	Director	March 24, 2003

CERTIFICATIONS

I, Kenneth C. Donahey, certify that:

     1.     I have reviewed this annual report on Form 10-K of LifePoint Hospitals, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                    c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ Kenneth C. Donahey

Kenneth C. Donahey Chairman, Chief Executive Officer and President

I, Michael J. Culotta, certify that:

     1.     I have reviewed this annual report on Form 10-K of LifePoint Hospitals, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                    c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ Michael J. Culotta

Michael J. Culotta Senior Vice President and Chief Financial Officer

     In connection with the Annual Report of LifePoint Hospitals, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kenneth C. Donahey, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 24, 2003	/s/ Kenneth C. Donahey

Kenneth C. Donahey, Chairman, Chief Executive Officer and President

     In connection with the Annual Report of LifePoint Hospitals, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael J. Culotta, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 24, 2003	/s/ Michael J. Culotta

Michael J. Culotta, Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number		Description of Exhibits

2.1	-	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc.(a)

3.1	-	Certificate of Incorporation(a)

3.2	-	Bylaws(a)

4.1	-	Form of Specimen Stock Certificate(b)

4.2	-	Rights Agreement dated as of May 11, 1999 between LifePoint Hospitals, Inc. and National City Bank as Rights Agent(a)

4.3	-	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 1/2% Convertible Subordinated Notes due 2009(c)

4.4	-	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers, Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (c)

4.5	-	Form of 4 1/2% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (c)

10.1	-	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc.(a)

10.2	-	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc.(a)

10.3	-	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/ HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc.(a)

10.4	-	Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and LifePoint Hospitals, Inc.(a)

10.5	-	Lease Agreement dated as of November 22, 1999 by and between LifePoint Hospitals, Inc. and W. Fred Williams, Trustee for the Benefit of Highwoods/Tennessee Holdings, L.P.(d)

10.6	-	LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan(a)

10.7	-	Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan(e)

10.8	-	Second Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan(e)

10.9	-	Third Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan

10.10	-	LifePoint Hospitals, Inc. Executive Stock Purchase Plan(a)

10.11	-	Form of Share Purchase Loan and Note Agreement between LifePoint Hospitals and certain executive officers in connection with purchases of Common Stock pursuant to the Executive Stock Purchase Plan(d)

10.12	-	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated

10.13	-	LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan(a)

10.14	-	Amended and Restated Credit Agreement, dated as of June 19, 2001, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents(f)

10.15	-	First Amendment to Credit Agreement, dated as of April 30, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents

10.16	-	Second Amendment to Credit Agreement, dated as of October 1, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents

Exhibit
Number		Description of Exhibits

10.17	-	Third Amendment to Credit Agreement, dated as of December 30, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents

10.18	-	Corporate Integrity Agreement dated as of December 21, 2000 by and between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals(g)

10.19	-	Amendment to the Corporate Integrity Agreement, dated April 29, 2002, between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc.

10.20	-	Letter from the Office of Inspector General of the Department of Health and Human Services, dated October 15, 2002

10.21	-	LifePoint Hospitals, Inc. Employee Stock Purchase Plan (h)

10.22	-	LifePoint Hospitals, Inc. Change in Control Severance Plan

10.23	-	Employment Agreement of Kenneth C. Donahey (h)

21.1	-	List of Subsidiaries

23.1	-	Consent of Ernst & Young LLP

(a)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-29818.

(b)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File No. 0-29818.

(c)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File No. 333-90536.

(d)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-29818.

(e)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-8 under the Securities Act of 1933, File No. 333-63140.

(f)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-29818.

(g)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-29818.

(h)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-29818.