Form 10-Q
period 2003-03-31
LIFEPOINT HOSPITALS INC
filed 2003-04-30
CIK 1074772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 0-29818

LifePoint Hospitals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2165845
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

103 Powell Court, Suite 200	37027
Brentwood, Tennessee	(Zip Code)
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

YES ☒ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

     As of April 21, 2003, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 39,598,412.

PART I-FINANCIAL INFORMATION
PART II-OTHER INFORMATION
CERTIFICATIONS
EXHIBIT INDEX
EX-99.1 302 CERTIFICATION OF THE CEO
EX-99.2 302 CERTIFICATION OF THE CFO
EX-99.3 906 CERTIFICATION OF THE CEO
EX-99.4 906 CERTIFICATION OF THE CFO

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in millions, except per share amounts)

	Three Months Ended
	March 31,

	2003	2002

Revenues	$220.9	$181.6

Salaries and benefits	90.3	70.7
Supplies	28.5	22.9
Other operating expenses	38.6	32.2
Provision for doubtful accounts	17.5	13.2
Depreciation and amortization	11.2	9.4
Interest expense, net	3.3	4.1
Debt retirement costs	—	1.3
ESOP expense	1.6	2.5

	191.0	156.3

Income before minority interest and income taxes	29.9	25.3
Minority interest in earnings of consolidated entity	—	0.7

Income before income taxes	29.9	24.6
Provision for income taxes	12.2	10.9

Net income	$17.7	$13.7

Basic earnings per share:
Net income	$0.47	$0.37

Diluted earnings per share:
Net income	$0.45	$0.36

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	37,878	37,303

Diluted	43,912	38,456

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	March 31,	December 31,
	2003	2002

	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$40.3	$23.0
Accounts receivable, less allowances for doubtful accounts of $111.5 at March 31, 2003 and $109.1 at December 31, 2002	97.8	85.0
Inventories	21.0	20.5
Deferred income taxes and other current assets	17.8	14.8

	176.9	143.3
Property and equipment:
Land	11.3	11.3
Buildings and improvements	288.0	285.3
Equipment	299.9	295.5
Construction in progress (estimated cost to complete and equip after March 31, 2003 is $48.3)	26.5	18.1

	625.7	610.2
Accumulated depreciation	(247.7)	(238.0)

	378.0	372.2

Deferred loan costs, net	8.2	8.6
Unallocated purchase price	134.0	136.1
Intangible assets, net	3.6	3.8
Goodwill	69.2	69.2
Other	—	0.3

	$769.9	$733.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28.4	$28.5
Accrued salaries	19.6	24.4
Other current liabilities	32.7	14.3
Estimated third-party payor settlements	9.6	8.2

	90.3	75.4

Long-term debt	250.0	250.0
Deferred income taxes	25.6	24.9
Professional and general liability risks and other liabilities	26.6	25.6

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 39,597,812 shares and 39,550,540 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	0.4	0.4
Capital in excess of par value	298.5	297.2
Unearned ESOP compensation	(18.5)	(19.3)
Retained earnings	97.0	79.3

	377.4	357.6

	$769.9	$733.5

(1)	Derived from audited financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In millions)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$17.7	$13.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.2	9.4
Debt retirement costs	—	1.3
ESOP expense	1.6	2.5
Minority interest in earnings of consolidated entity	—	0.7
Deferred income taxes (benefit)	(0.1)	0.4
Reserve for professional and general liability risks, net	1.2	3.1
Tax benefit from stock option exercises	—	0.7
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(11.1)	(20.8)
Inventories and other current assets	(2.8)	(1.4)
Accounts payable and accrued expenses	2.4	1.5
Income taxes payable	11.8	12.0
Estimated third-party payor settlements	1.4	11.3
Other	0.9	(0.2)

Net cash provided by operating activities	34.2	34.2
Cash flows from investing activities:
Purchases of property and equipment, net	(17.2)	(10.0)
Other	(0.2)	(0.1)

Net cash used in investing activities	(17.4)	(10.1)
Cash flows from financing activities:
Repurchases of senior subordinated notes	—	(8.6)
Proceeds from exercise of stock options	0.2	1.2
Other	0.3	(0.1)

Net cash provided by (used in) financing activities	0.5	(7.5)

Change in cash and cash equivalents	17.3	16.6
Cash and cash equivalents at beginning of period	23.0	57.2

Cash and cash equivalents at end of period	$40.3	$73.8

Interest payments	$0.2	$0.6
Income taxes paid (received), net	$0.4	$(2.2)

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(UNAUDITED)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

     At March 31, 2003, LifePoint Hospitals, Inc. (the “Company”) was comprised of 28 general, acute care hospitals and related health care entities located in non-urban communities in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah, West Virginia and Wyoming.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on total assets, liabilities, shareholders’ equity, net income or cash flows.

     As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, a standard that addresses the classification of gains or losses from early retirement of debt. Prior to the adoption of SFAS No. 145, the Company reported losses from the early retirement of debt as extraordinary items, net of tax benefits in the consolidated statement of income. During the three months ended March 31, 2002, the Company recorded a $0.8 million extraordinary loss, net of tax benefits of $0.5 million, that resulted from the early retirement of debt. This charge was reclassified to comply with SFAS No. 145 by reducing previously reported income before minority interest and income taxes by $1.3 million and reducing income taxes by $0.5 million for the three months ended March 31, 2002 in the accompanying condensed consolidated statement of income. This reclassification had no impact on reported net income.

NOTE 2 — EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for net income (income in millions and shares in thousands):

	Three Months Ended
	March 31,

	2003	2002

Numerator:
Numerator for basic earnings per share — net income	$17.7	$13.7
Effect of convertible notes	1.9	—

Numerator for diluted earnings per share — net income	$19.6	$13.7

Denominator:
Denominator for basic earnings per share-weighted average shares	37,878	37,303
Effect of dilutive securities:
Employee stock options	690	1,061
Convertible notes	5,279	—
Other	65	92

Denominator for diluted earnings per share — adjusted weighted average shares	43,912	38,456

Basic earnings per share — net income	$0.47	$0.37

Diluted earnings per share — net income	$0.45	$0.36

NOTE 3 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect this new interpretation to have a material effect on its future results of operations or financial position.

NOTE 4 — STOCK BENEFIT PLANS

     The Company issues stock options and other stock-based awards to key employees and directors. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which no compensation cost related to stock options has been recognized in net income for the three months ended March 31, 2002 and 2003.

     Pro forma information regarding interim net income and earnings per share is required by SFAS No. 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following range of weighted-average assumptions: risk-free interest rates of 1.86% to 7.60%; expected dividend yield of 0.0%; volatility factors of the expected market price of the Company’s common stock of 35.0% to 53.0%; and an expected life of the options of 3.0 to 4.7 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options. Changes in the subjective input assumptions can materially affect the fair value estimate. Other option valuation models may produce significantly different fair values of the Company’s employee stock options.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (dollars in millions, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$17.7	$13.7
Less stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2.4)	(1.7)

Pro forma net income	$15.3	$12.0

Earnings per share:
Basic — as reported	$0.47	$0.37

Basic — pro forma	$0.40	$0.32

Diluted — as reported	$0.45	$0.36

Diluted — pro forma	$0.39	$0.31

     In February 2003, the Company granted options to purchase an additional 913,350 shares of common stock at an exercise price of $21.05 and an estimated weighted-average fair value of $7.82 per share. These options will be fully vested three years after the date of grant. The above table includes these additional stock options for the period subsequent to their grant.

NOTE 5 — CONTINGENCIES

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

     HCA has agreed to indemnify the Company for any losses, other than consequential damages, arising from the governmental investigations of HCA’s business practices prior to the date of the distribution and losses arising from legal proceedings, present or future, related to the investigation or actions engaged in before the distribution that relate to the investigation. HCA has also agreed to make specified payments to the Company if any hospital owned by the Company at the time of the spin-off is permanently excluded from participation in the Medicare and Medicaid programs as a result of the proceedings described above. However, the Company could be held responsible for any claims that are not covered by the agreements reached with the federal government or for which HCA is not required to, or fails to, indemnify the Company. In addition, should HCA be unable to fulfill its obligations to the federal government, the Company could ultimately be held responsible for any settlement related to the former HCA hospitals operated by the Company. If indemnified matters were asserted successfully against the Company or any of its facilities, and HCA failed to meet its indemnification obligations, such an event could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

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

Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company had committed to advance amounts of approximately $16.7 million at March 31, 2003. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community.

Capital Expenditure Commitments

     The Company is reconfiguring some of its facilities to accommodate more effectively inpatient and outpatient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company had incurred approximately $26.5 million in uncompleted projects as of March 31, 2003, which is included in construction in progress in its accompanying condensed consolidated balance sheet. At March 31, 2003, the Company had projects under construction with an estimated additional cost to complete and equip of approximately $48.3 million.

     Pursuant to the asset purchase agreement for Ville Platte Medical Center, the Company has agreed to make certain capital improvements which, including the initial cash payment and liabilities assumed, are not required to exceed $25.0 million. The capital improvements must be completed by December 1, 2004. The initial cash payment and liabilities assumed totaled $15.1 million, which leaves $9.9 million required for capital improvements. The Company had incurred approximately $2.3 million of the required capital improvements as of March 31, 2003.

     Pursuant to the asset purchase agreement for Logan Regional Medical Center, the Company has agreed to expend, regardless of the results of the hospital’s operations, at least $20.0 million in the aggregate for capital expenditures and improvements during the ten-year period following the date of acquisition of December 1, 2002. The Company had incurred approximately $0.1 million of the required capital improvements as of March 31, 2003.

Prior Period Cost Report Settlements

     Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a Prospective Payment System (“PPS”), are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. Since implementation of outpatient PPS in August 2000, due dates of all Medicare cost reports were extended because of a delay in receiving certain government reports. Most of the Company’s postponed cost reports were filed during 2002. During the three months ended March 31, 2003, the Company filed its remaining seven cost reports, which completes the backlog of cost reports that had been postponed.

     Net adjustments to estimated third-party payor settlements resulted in an increase to the Company’s revenues of $2.9 million for the three months ended March 31, 2003. The Company had net adjustments to estimated third party payor settlements that decreased revenues by $31,000 during the three months ended March 31, 2002. The adjustments had a favorable diluted earnings per share effect of $0.04 for the three months ended March 31, 2003.

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

NOTE 6 — SUBSEQUENT EVENT

     On April 28, 2003, the Company announced that its Board of Directors authorized the repurchase of up to $100 million of its outstanding shares of common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. The Company, which had approximately 39.6 million shares of common stock outstanding as of March 31, 2003, is not obligated to repurchase any specific number of shares under the program. The Company expects its purchases to be funded with a portion of the Company’s available cash and funds available under the Company’s amended and restated credit facility. The Company intends to seek approvals under the credit facility, as necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     You should read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

     At March 31, 2003, we operated 28 general, acute care hospitals and related health care entities located in non-urban communities in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah, West Virginia and Wyoming.

Forward-Looking Statements

     This report and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by us, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations and future financial condition, results of operations and cash flows. These factors include, but are not limited to:

•	reduction in payments to healthcare providers by government and commercial third party payors, as well as cost-containment efforts of insurers and other payors;

•	failure to comply, or allegations of lack of compliance with, applicable laws and regulations;

•	the possibility of adverse changes in federal, state or local regulations affecting the healthcare industry;

•	our ability to manage healthcare risks resulting from the delivery of patient care, claims and legal actions relating to professional liabilities and the lack of state and federal tort reform;

•	uncertainty associated with compliance with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations;

•	the ability to enter into and renew payor arrangements on acceptable terms;

•	the ability to maintain and increase patient volumes and control the costs of providing services and supply costs;

•	the availability, cost and terms of insurance coverage for us, our hospitals and physicians who practice at our hospitals;

•	the highly competitive nature of the healthcare business, including competition to recruit and retain general and specialized physicians;

•	the ability to attract and retain qualified management and personnel, including physicians, nurses and clinical support personnel, consistent with our expectations and targets;

•	the geographic concentration of our operations;

•	our ability to acquire hospitals on favorable terms and to complete budgeted capital improvements of our existing facilities successfully;

•	our ability to integrate newly acquired facilities successfully;

•	the availability and terms of capital to fund our business strategy;

•	the potential adverse impact of government investigations and litigation involving the business practices of HCA (to the extent relating to periods prior to our formation) and of other healthcare providers (to the extent such investigations and litigation may affect us or our industry segment);

•	the financial viability of third-party payors;

•	our ongoing efforts to monitor, maintain and comply with applicable laws, regulations, policies and procedures including those required by the corporate integrity agreement that we entered into with the government in December 2000, and amended in April 2002, and those that, if violated, could cause any of our facilities to lose its state license or its ability to receive payments under the Medicare, Medicaid and TRICARE programs;

•	successful development or license of software and management information systems used for effective claims processing;

•	changes in accounting practices as required under generally accepted accounting principles in the United States;

•	volatility in the market value of our common stock and resulting costs to us to administer our Employee Stock Ownership Plan (“ESOP”);

•	changes in general economic conditions in the markets where our facilities are located and changes in the manner in which employers provide healthcare coverage to their employees;

•	inflationary pressures;

•	changes in our liquidity or indebtedness; and

•	other risk factors described in this report.

     As a consequence, current plans, anticipated actions and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on behalf of our company. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to rely unduly on such forward-looking statements when evaluating the information presented in this report.

Results of Operations

     The key metrics we use internally to evaluate our revenues are equivalent admissions, which equates to volume, and revenues per equivalent admissions, which relates to pricing and acuity. The growth in outpatient revenues lowers our growth in revenues per equivalent admissions, as revenues from outpatient services are generally lower than inpatient revenues. We continue to receive pressures from payors for a shift to more outpatient procedures.

Revenue/Volume Trends

     We anticipate that our patient volumes and related revenues will increase as a result of the following factors:

•	Expanding Service Offerings. We believe our efforts to improve the quality and broaden the scope of healthcare services available at our facilities will lead to increased patient volumes. Recruiting and retaining both general practitioners and specialists for our non-urban communities is a key to the success of these efforts. Between January 1, 1998 and March 31, 2003, we recruited 380 physicians, of which 272 have been retained by us. Adding new physicians should help increase both inpatient and outpatient volumes which, in turn, should increase revenues. Approximately 60% of our retained physicians are specialists. Continuing to add specialists should also allow us to grow by offering new services. In addition, increases in capital expenditures in our hospitals should increase local market share and help persuade patients to obtain healthcare services within their communities.

•	Medicare Rate Increases. The Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000 (“BIPA”) was enacted in December 2000. Under BIPA, we have experienced Medicare rate increases that began in April 2001.

     Although we anticipate our patient volumes to increase, the resulting revenues will likely be offset in part by the following factors:

•	Discounted payments from Medicare, Medicaid and managed care plans. We derive a significant portion of our business from Medicare, Medicaid and managed care plans. Admissions related to Medicare, Medicaid and managed care plan patients were 92.0% and 92.3% of total admissions for the three months ended March 31, 2003 and 2002, respectively. These payors receive significant discounts.

•	Efforts to Reduce Payments. Other third-party payors also negotiate discounted fees rather than paying standard prices. In addition, an increasing proportion of our services are reimbursed under predetermined payment amounts regardless of the cost incurred.

•	Growth in Outpatient Services. We anticipate that the growth trend in outpatient services will continue. A number of procedures once performed only on an inpatient basis have been, and will likely continue to be, converted to outpatient procedures. This conversion has occurred through continuing advances in pharmaceutical and medical technologies and as a result of efforts made by payors to control costs. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting. Net outpatient revenues as a percentage of total revenues increased from 47.7% in the three months ended March 31, 2002 to 50.2% in the three months ended March 31, 2003.

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

     There is no assurance that we can contain certain costs in the future. As a result of the general shortage of nurses and medical technicians in the healthcare industry, we may experience an increase in salaries and benefits expense as we may be forced to hire additional contract health professionals or increase salaries to attract and retain our clinical employees.

     In addition, the healthcare industry has recently experienced an increase in the cost of all insurance lines, especially professional and general liability insurance. We currently have no information that would lead us to believe that this trend is only temporary in nature. Accordingly, there is no assurance that these costs will not have a material adverse effect on our future operating results.

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

Impact of Acquisitions

     Because of the relatively small number of hospitals we own, each hospital acquisition can materially affect our overall operating margin. We typically take a number of steps to lower operating costs when we acquire a hospital. The impact of our actions may be offset by other cost increases to expand services, strengthen medical staff and attract additional patients to our facilities. The benefits of our investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly acquired hospital may adversely affect our overall operating margins in the short term. As we acquire additional hospitals, this effect may be mitigated by the expanded financial base of our existing hospitals and the allocation of corporate overhead among a larger number of hospitals.

Operating Results Summary

     The following is a summary of results of operations for the three months ended March 31, 2003 and 2002 (dollars in millions, except for revenues per equivalent admission):

	Three Months Ended March 31,

	2003		2002

		% of		% of
	Amount	Revenues	Amount	Revenues

Revenues	$220.9	100.0%	$181.6	100.0%
Salaries and benefits (a)	90.3	40.9	70.7	39.0
Supplies (b)	28.5	12.9	22.9	12.6
Other operating expenses (c)	38.6	17.5	32.2	17.7
Provision for doubtful accounts	17.5	7.9	13.2	7.3
Depreciation and amortization	11.2	5.1	9.4	5.2
Interest expense, net	3.3	1.5	4.1	2.2
Debt retirement costs	—	—	1.3	0.7
ESOP expense	1.6	0.7	2.5	1.4

	191.0	86.5	156.3	86.1

Income before minority interest and income taxes	29.9	13.5	25.3	13.9
Minority interest in earnings of consolidated entity	—	—	0.7	0.4

Income before income taxes	29.9	13.5	24.6	13.5
Provision for income taxes	12.2	5.5	10.9	6.0

Net income	$17.7	8.0%	$13.7	7.5%

	Three Months Ended March 31,

	2003	2002	% Changes
	Amount	Amount	From Prior Year

Consolidated:
Revenues	$220.9	$181.6	21.6%
Number of hospitals at end of period	28	23	21.7
Admissions(d)	23,477	20,551	14.2
Equivalent admissions(e)	44,912	37,588	19.5
Revenues per equivalent admission	$4,919	$4,832	1.8
Outpatient factor (e)	1.91	1.83	4.5
Emergency room visits (f)	99,738	84,987	17.4
Inpatient surgeries	6,663	5,652	17.9
Outpatient surgeries (g)	18,859	16,166	16.7
Total surgeries	25,522	21,818	17.0
Licensed beds at end of period	2,624	2,197	19.4
Weighted average licensed beds	2,619	2,197	19.2
Average daily census	1,055	935	12.8
Average length of stay (days)	4.0	4.1	(2.4)
Net outpatient revenues as a percentage of net revenues	50.2%	47.7%	N/A
Same Hospital (h):
Revenues	$186.2	$181.6	2.5%
Number of hospitals at end of period	23	23	—
Admissions (d)	19,489	20,551	(5.2)
Equivalent admissions (e)	36,951	37,588	(1.7)
Revenues per equivalent admission	$5,039	$4,832	4.3
Outpatient factor (e)	1.90	1.83	3.6
Emergency room visits (f)	84,492	84,987	(0.6)
Inpatient surgeries	5,659	5,652	0.1
Outpatient surgeries (g)	15,910	16,166	(1.6)
Total surgeries	21,569	21,818	(1.1)
Licensed beds at end of period	2,203	2,197	0.3
Weighted average licensed beds	2,198	2,197	—
Average daily census	890	935	(4.8)
Average length of stay (days)	4.1	4.1	—
Net outpatient revenues as a percentage of net revenues	49.8%	47.7%	N/A

(a)	Represents our cost of salaries and benefits, including employee health benefits and workers compensation insurance, for all hospital and corporate employees and contract labor.

(b)	Includes our hospitals’ costs for pharmaceuticals, blood, surgical instruments and all general supply items, including the cost of freight.

(c)	Consists primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes.

(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(e)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue). The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the total number of hospital-based emergency room visits.

(g)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

(h)	Same hospital information excludes the operations of hospitals which we either acquired or divested during the periods presented. The costs of corporate overhead are included in same hospital information.

     The following table presents EBITDA for the periods presented (dollars in millions):

	Three Months Ended March 31,

	2003		2002

		% of		% of
	Amount	Revenues	Amount	Revenues

Revenues	$220.9	100.0%	$181.6	100.0%
Salaries and benefits	90.3	40.9	70.7	39.0
Supplies	28.5	12.9	22.9	12.6
Other operating expenses	38.6	17.5	32.2	17.7
Provision for doubtful accounts	17.5	7.9	13.2	7.3

	174.9	79.2	139.0	76.6

EBITDA(a)	$46.0	20.8%	$42.6	23.4%

(a)	EBITDA is defined as income before depreciation and amortization, interest expense, debt retirement costs, ESOP expense, minority interest in earnings of consolidated entity and income taxes. Our management uses EBITDA to evaluate our operating performance and as a measure of performance for incentive compensation purposes. We believe EBITDA is a measure of performance used by some investors, equity analysts and others to make informed investment decisions. In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value. EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

     The following table reconciles EBITDA, as presented above, to net income as reflected in our condensed consolidated statements of income and in accordance with generally accepted accounting principles (in millions):

	Three Months Ended
	March 31,

	2003	2002

EBITDA	$46.0	$42.6
Depreciation and amortization	(11.2)	(9.4)
Interest expense, net	(3.3)	(4.1)
Debt retirement costs	—	(1.3)
ESOP expense	(1.6)	(2.5)
Minority interest in earnings of consolidated entity	—	(0.7)
Provision for income taxes	(12.2)	(10.9)

Net income	$17.7	$13.7

For the Three Months Ended March 31, 2003 and 2002

     Revenues increased 21.6% to $220.9 million for the three months ended March 31, 2003 compared to $181.6 million for the three months ended March 31, 2002. Of this increase, $34.7 million or 19.1% was from the acquisitions during the fourth quarter of 2002, $2.9 million or 1.6% was from net adjustments to estimated third-party payor settlements (“prior year contractuals”), and $1.7 million or 0.9% was from same-hospital revenues (net of the prior year contractuals). Prior year contractuals resulted in an increase to net revenues of $2.9 million for the three months ended March 31, 2003 compared to a decrease to net revenues of $31,000 for the three months ended March 31, 2002.

     On a same-hospital basis, excluding the prior year contractuals, equivalent admissions decreased 1.7%, while net revenues per equivalent admissions increased 2.7% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Outpatient revenues, on a same-hospital basis excluding prior year contractuals, grew 4.4% from $86.7 million to $90.6 million, and inpatient revenues, on a same-hospital basis excluding prior year contractuals decreased 1.6% from $91.8 million to $90.3 million over the same period in 2002. On a same-hospital basis, inpatient admissions decreased 5.2%, total surgeries decreased 1.1%, inpatient surgeries grew 0.1%, outpatient surgeries decreased 1.6%, and emergency room visits decreased 0.6% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decreases in admissions and outpatient surgeries were primarily the result of severe weather conditions and lower incidence of respiratory influenza in the three months ended March 31, 2003 as compared to the same period in 2002.

     Our breakdown of consolidated revenues for the three months ended March 31, 2003, excluding prior year contractuals, was 35.7% Medicare, 15.0% Medicaid, 37.1% discounted and commercial and 12.2% other. This measure compares to the same period in 2002 of 35.4% Medicare, 16.1% Medicaid, 38.4% discounted and commercial and 10.1% other.

     Our breakdown of revenues for the three months ended March 31, 2003, on a same-hospital basis, excluding prior year contractuals, was 35.8% Medicare, 16.0% Medicaid, 38.0% discounted and commercial and 10.2% other. This measure compares to the same period in 2002 of 35.4% Medicare, 16.1% Medicaid, 38.4% discounted and commercial and 10.1% other.

     Salaries and benefits increased as a percentage of revenues to 40.9% for the three months ended March 31, 2003 from 39.0% for the three months ended March 31, 2002. Excluding the effect of the prior year contractuals, salaries and benefits increased as a percentage of revenues to 41.4% for the three months ended March 31, 2003 from 39.0% over the same period in 2002, primarily as a result of the hospitals acquired during the fourth quarter of 2002 which had higher salaries and benefits as a percentage of revenues than our average. Salaries and benefits as a percentage of revenues for the hospitals acquired in 2002 was approximately 49.0%. Salaries and benefits on a same-hospital basis, excluding the effect of the prior year contractuals, increased as a percentage of revenues to 40.0% for the three months ended March 31, 2003 as compared to 38.9% for the same period in 2002. In addition, on a same-hospital basis, salaries and benefits per man-hour increased 3.7% and man-hours per equivalent admission increased 1.7% for these periods. On a same-hospital basis, our salaries and benefits per equivalent admission grew 5.4% for the three months ended March 31, 2003 as compared to the same period in 2002. This growth is split roughly between an increase in rate, contract labor and benefits of 3.7% and an increase in man-hours per equivalent admission of 1.7%. Of this 3.7% increase, 0.9% relates to contract labor and 2.8% relates to rate.

     Supply costs as a percentage of revenues increased to 12.9% for the three months ended March 31, 2003 from 12.6% for the three months ended March 31, 2002. Excluding the effect of the prior year contractuals, supply costs as a percentage of revenues increased to 13.1% for the three months ended March 31, 2003 compared to 12.6% for the same period in 2002. Outfitting the hospitals acquired in 2002 contributed to this increase, as supplies expense as a percentage of revenues for the hospitals acquired in 2002 was approximately 14.7%. Excluding the prior year contractuals, supply costs, on a same-hospital basis, increased as a percentage of revenues to 12.8% for the three months ended March 31, 2003 from 12.6% over the same period in 2002.

     Other operating expenses decreased as a percentage of revenues to 17.5% for the three months ended March 31, 2003 from 17.7% for the three months ended March 31, 2002. Other operating expenses as a percentage of revenues for the hospitals acquired in 2002 was approximately 17.5%. Excluding the effect of the prior year contractuals, other operating expenses, on a same-hospital basis, was unchanged as a percentage of revenues of 17.7% for the three months ended March 31, 2003 and 2002. Other operating expenses are largely a fixed expense and we expect these expenses to decrease as a percentage of revenues as we acquire more hospitals.

     Provision for doubtful accounts increased as a percentage of revenues to 7.9% for the three months ended March 31, 2003 from 7.3% for the three months ended March 31, 2002. Excluding the effect of the prior year contractuals, the provision for doubtful accounts increased as a percentage of revenues to 8.0% for the three months ended March 31, 2003 from 7.3% over the same period in 2002, primarily as a result of the hospitals acquired in 2002 which have a higher provision for doubtful accounts as a percentage of revenues than our average. Provision for doubtful accounts as a percentage of revenues for the hospitals acquired in 2002 was 12.5%. On a same-hospital basis, the provision for doubtful accounts decreased as a percentage of revenues to 7.1% for the three months ended March 31, 2003 from 7.3% over the same period in 2002. Excluding the prior year contractuals, the provision for doubtful accounts, on a same-hospital basis, decreased as a percentage of revenues to 7.2% for the three months ended March 31, 2003 from 7.3% over the same period in 2002.

     EBITDA increased 8.2% to $46.0 million for the three months ended March 31, 2003 compared to $42.6 million for the three months ended March 31, 2002. Of this increase, $2.9 million was from prior year contractuals and $2.2 million was EBITDA from the hospitals acquired in 2002. These increases were partially offset by a decrease in same-hospital EBITDA of $1.7 million, excluding the effect of the prior year contractuals.

     Depreciation and amortization expense increased to $11.2 million for the three months ended March 31, 2003 from $9.4 million for the three months ended March 31, 2002, primarily as a result of the hospitals acquired in 2002 and our increase in capital expenditures during the past 12 months. Depreciation expense associated with the hospitals acquired in 2002 was $1.6 million for the three months ended March 31, 2003. Same-hospital depreciation expense was unchanged for the three months ended March 31, 2003 over the same period last year.

     Net interest expense decreased to $3.3 million for the three months ended March 31, 2003 from $4.1 million for the three months ended March 31, 2002 because of lower interest expense on our $250 million 4 1/2% Convertible Subordinated Notes due 2009 as compared to the interest expense on our $150 million 10 3/4% Senior Subordinated Notes, which were repurchased during 2002. During the three months ended March 31, 2002, we repurchased $7.5 million of our $150.0 million 10 3/4% Senior Subordinated Notes due 2009. In connection with these repurchases, we incurred debt retirement costs of $1.3 million in the three months ended March 31, 2002.

     ESOP expense decreased to $1.6 million for the three months ended March 31, 2003 from $2.5 million for the three months ended March 31, 2002. This decrease was a result of a lower average fair market value of our common stock during the three months ended March 31, 2003 compared to the same period in 2002. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

     Minority interest in earnings of consolidated entity was zero for the three months ended March 31, 2003 compared to $0.7 million for the three months ended March 31, 2002. We purchased the 30% limited partnership interest in Dodge City Healthcare Group, L.P., the entity that owns and operates the 110-bed Western Plains Regional Hospital and affiliated surgery center in Dodge City, Kansas, for $25 million in October 2002. Minority interest in earnings of consolidated entity related solely to this entity.

     The provision for income taxes increased to $12.2 million for the three months ended March 31, 2003 compared to $10.9 million for the three months ended March 31, 2002. These income tax provisions reflect effective income tax rates of 40.9% for the three months ended March 31, 2003 compared to 44.3% for the three months ended March 31, 2002. The effective tax rate decreased primarily as a result of the decline in the permanent differences between book and taxable income as a percentage of pre-tax income.

Liquidity and Capital Resources

     Cash flows-Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Our cash and cash equivalents increased to $40.3 million at March 31, 2003 from $23.0 million at December 31, 2002. The increase is primarily from the $34.2 million provided by operating activities and $0.5 million provided by financing activities offset in part by $17.4 million used in investing activities.

     Our working capital increased to $86.6 million at March 31, 2003 compared to $67.9 million at December 31, 2002, primarily as a result of an increase in cash and cash equivalents of $17.3 million and an increase in accounts receivable of $12.8 million and partially offset by an increase in other current liabilities of $18.4 million. Our cash provided by operating activities remained unchanged at $34.2 million in the three months ended March 31, 2003 and 2002.

     Our net revenue days in accounts receivable at March 31, 2003, exclusive of the hospitals acquired in 2002, were 37.4 days compared to 38.4 days at March 31, 2002. At March 31, 2002, we had approximately $8.0 million of non-cash prior year contractuals in the balance sheet which is equivalent to approximately 4 net revenue days.

     Our cash used in investing activities increased to $17.4 million in the three months ended March 31, 2003 from $10.1 million the same period last year, resulting primarily from an increase in our capital expenditures. Capital expenditures increased to $17.2 million during the three months ended March 31, 2003 compared to $10.0 million during the same period last year. Our routine capital expenditures were $4.4 million for the three months ended March 31, 2003 compared to $4.9 million in the three months ended March 31, 2002. We have some large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to accommodate more effectively inpatient and outpatient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At March 31, 2003, we had projects under construction with an estimated additional cost to complete and equip of approximately $48.3 million. We anticipate that these projects will be completed over the next three years. We anticipate that our total capital expenditures in 2003 will range from $75 million to $85 million, excluding acquisitions. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our revolving credit facility.

     Our cash provided by financing activities was $0.5 million during the three months ended March 31, 2003 compared to cash used in financing activities of $7.5 million during the three months ended March 31, 2002. We repurchased $7.5 million (excluding $1.1 million in premiums, commissions and fees) of our 10 3/4% Senior Subordinated Notes during the three months ended March 31, 2002.

     Capital Resources

     We are in compliance with all covenants or other requirements set forth in our debt agreements. Further, these agreements do not contain provisions that would accelerate the maturity dates of our debt upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to renew existing credit facilities or obtain access to new credit facilities in the future and could increase the cost of such facilities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

     We do not consider the sale of any assets to be necessary to repay our indebtedness or to provide working capital. However, for other reasons, we may sell facilities in the future from time to time. Our management anticipates that operations and amounts available under our revolving credit facility will provide sufficient liquidity for the next twelve months. As of March 31, 2003, we had letters of credit in the aggregate amount of $23.8 million outstanding, which reduced the amount available under our revolving credit facility to $176.2 million.

     Our business strategy contemplates the acquisition of additional hospitals, and we continuously review potential acquisitions. These acquisitions may, however, require additional financing. We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt or equity for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

     On April 28, 2003, we announced that our Board of Directors authorized the repurchase of up to $100 million of our outstanding shares of common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. We had approximately 39.6 million shares of common stock outstanding as of March 31, 2003 and are not obligated to repurchase any specific number of shares under the program. We expect that our purchases will be funded with a portion of our available cash and funds available under our amended and restated credit facility. We intend to seek approvals under the credit facility, as necessary.

Impact of Recently Issued Accounting Pronouncements

     Please refer to Note 3 of our condensed consolidated financial statements included elsewhere herein for a discussion of the impact of recently issued accounting pronouncements.

Contingencies

     Please refer to Note 5 of our condensed consolidated financial statements included elsewhere herein for a discussion of our material financial contingencies, including:

•	HCA investigations, litigation and indemnification rights;

•	An Americans with Disabilities Act claim;

•	Our Corporate Integrity Agreement;

•	General liability claims;

•	Physician commitments;

•	Capital expenditure commitments;

•	Prior period cost report settlements; and

•	Acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     During the three months ended March 31, 2003, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures.

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits:

EXHIBIT NUMBER	DESCRIPTION

2.1	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc. (a)

3.1	Certificate of Incorporation (a)

3.2	Bylaws (a)

4.1	Form of Specimen Stock Certificate (b)

4.2	Rights Agreement dated as of May 11, 1999 between LifePoint Hospitals, Inc. and National City Bank as Rights Agent (a)

4.3	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 1/2% Convertible Subordinated Notes due 2009 (c)

4.4	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (c)

4.5	Form of 4 1/2% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (c)

99.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(d)

99.4	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(d)

(a)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 0-29818.

(b)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File Number 0-29818.

(c)	Incorporated by reference from the exhibits to LifePoint Hospitals’ Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File Number 333-90536.

(d)	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability pursuant to that section. Such certification shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

     (b)  Reports on Form 8-K filed during the three months ended March 31, 2003:

     On February 20, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on February 18, 2003, containing our 2002 fourth quarter and year-end earnings results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2003	LifePoint Hospitals, Inc.

	By:	/s/ Michael J. Culotta Michael J. Culotta Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: April 30, 2003

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

Date: April 30, 2003

/s/ Michael J. Culotta Michael J. Culotta Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc. (a)

3.1	Certificate of Incorporation (a)

3.2	Bylaws (a)

4.1	Form of Specimen Stock Certificate (b)

4.2	Rights Agreement dated as of May 11, 1999 between LifePoint Hospitals, Inc. and National City Bank as Rights Agent (a)

4.3	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 1/2% Convertible Subordinated Notes due 2009 (c)

4.4	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (c)

4.5	Form of 4 1/2% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (c)

99.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(d)

99.4	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(d)

(a)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 0-29818.

(b)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File Number 0-29818.

(c)	Incorporated by reference from the exhibits to LifePoint Hospitals’ Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File Number 333-90536.

(d)	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability pursuant to that section. Such certification shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.