Form 10-Q
period 2003-06-30
LIFEPOINT HOSPITALS INC
filed 2003-07-29
CIK 1074772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Yes   ☒   No    ☐

     As of July 21, 2003, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 38,801,217.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$221.6	$177.9	$442.5	$359.5

Salaries and benefits	90.8	70.9	181.1	141.6
Supplies	28.7	21.9	57.2	44.8
Other operating expenses	43.1	33.3	81.7	65.5
Provision for doubtful accounts	16.9	13.1	34.4	26.3
Depreciation and amortization	11.4	9.7	22.6	19.1
Interest expense, net	3.3	2.8	6.6	6.9
Debt retirement costs	—	25.0	—	26.3
ESOP expense	1.5	2.7	3.1	5.2

	195.7	179.4	386.7	335.7

Income (loss) before minority interest and income taxes	25.9	(1.5)	55.8	23.8
Minority interest in earnings of consolidated entity	0.2	0.8	0.2	1.5

Income (loss) before income taxes	25.7	(2.3)	55.6	22.3
Provision for income taxes	10.4	0.2	22.6	11.1

Net income (loss)	$15.3	$(2.5)	$33.0	$11.2

Basic earnings (loss) per share	$0.41	$(0.07)	$0.88	$0.30

Diluted earnings (loss) per share	$0.40	$(0.07)	$0.85	$0.29

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	37,402	37,485	37,639	37,394

Diluted	43,345	37,485	43,628	38,561

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	June 30,	December 31,
	2003	2002

	(unaudited)	(1)
ASSETS

Current assets:
Cash and cash equivalents	$19.5	$23.0
Accounts receivable, less allowances for doubtful accounts of $109.1 at June 30, 2003 and $109.1 at December 31, 2002	94.2	85.0
Inventories	21.1	20.5
Deferred income taxes and other current assets	21.1	14.8

	155.9	143.3
Property and equipment:
Land	11.4	11.3
Buildings and improvements	291.3	285.3
Equipment	309.2	295.5
Construction in progress (estimated cost to complete and equip after June 30, 2003 is $45.7)	33.1	18.1

	645.0	610.2
Accumulated depreciation	(257.7)	(238.0)

	387.3	372.2
Deferred loan costs, net	7.8	8.6
Unallocated purchase price	135.3	136.1
Intangible assets, net	3.5	3.8
Goodwill	69.2	69.2
Other	—	0.3

	$759.0	$733.5

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$29.2	$28.5
Accrued salaries	21.4	24.4
Other current liabilities	17.4	14.3
Estimated third-party payor settlements	5.9	8.2

	73.9	75.4

Long-term debt	250.0	250.0
Deferred income taxes	26.4	24.9
Professional and general liability risks and other liabilities	29.6	25.6

Minority interest in equity of consolidated entity	1.2	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	-—
Common stock, $0.01 par value; 90,000,000 shares authorized; 38,743,246 shares and 39,550,540 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	0.4	0.4
Capital in excess of par value	293.6	297.2
Unearned ESOP compensation	(17.7)	(19.3)
Retained earnings	101.6	79.3

	377.9	357.6

	$759.0	$733.5

(1)	Derived from audited financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Cash flows from operating activities:
Net income (loss)	$15.3	$(2.5)	$33.0	$11.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11.4	9.7	22.6	19.1
Debt retirement costs	—	25.0	—	26.3
ESOP expense	1.5	2.7	3.1	5.2
Minority interest in earnings of consolidated entity	0.2	0.8	0.2	1.5
Deferred income taxes (benefit)	2.2	(1.2)	2.1	(0.8)
Reserve for professional and general liability risks, net	2.6	2.0	3.8	5.1
Tax benefit from stock option exercises	0.2	0.3	0.2	1.0
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	3.2	2.6	(7.9)	(18.2)
Inventories and other current assets	(0.6)	(1.7)	(3.4)	(3.1)
Accounts payable and accrued expenses	(0.4)	2.6	2.0	4.1
Income taxes payable	(16.1)	(14.5)	(4.3)	(2.5)
Estimated third-party payor settlements	(3.7)	(6.9)	(2.3)	4.4
Other	0.1	(0.5)	1.0	(0.7)

Net cash provided by operating activities	15.9	18.4	50.1	52.6
Cash flows from investing activities:
Purchases of property and equipment, net	(20.8)	(16.8)	(38.0)	(26.8)
Purchases of short-term investments	—	(21.5)	—	(21.5)
Other	0.6	(1.2)	0.4	(1.3)

Net cash used in investing activities	(20.2)	(39.5)	(37.6)	(49.6)
Cash flows from financing activities:
Repurchases of common stock	(17.0)	—	(17.0)	—
Repurchases of senior subordinated notes	—	(141.7)	—	(150.3)
Proceeds from issuance of convertible notes, net	—	242.7	—	242.7
Proceeds from exercise of stock options	0.3	1.0	0.5	2.2
Other	0.2	0.4	0.5	0.3

Net cash (used in) provided by financing activities	(16.5)	102.4	(16.0)	94.9
Change in cash and cash equivalents	(20.8)	81.3	(3.5)	97.9
Cash and cash equivalents at beginning of period	40.3	73.8	23.0	57.2

Cash and cash equivalents at end of period	$19.5	$155.1	$19.5	$155.1

Interest payments	$6.1	$7.8	$6.3	$8.4
Income taxes paid, net	$24.3	$15.4	$24.7	$13.2

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
(UNAUDITED)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

     At June 30, 2003, LifePoint Hospitals, Inc. (the “Company”) was comprised of 28 general, acute care hospitals and related healthcare entities located in non-urban communities in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah, West Virginia and Wyoming.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on total assets, liabilities, stockholders’ equity, net income or cash flows.

     As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, a standard that addresses the classification of gains or losses from early retirement of debt. Prior to the adoption of SFAS No. 145, the Company reported losses from the early retirement of debt as extraordinary items, net of tax benefits in the consolidated statement of income. During the three months and six months ended June 30, 2002, the Company recorded a $15.6 million and $16.4 million extraordinary loss, net of tax benefits of $9.4 million and $9.9 million, respectively, that resulted from the early retirement of debt. These charges were reclassified to comply with SFAS No. 145 by reducing previously reported income before minority interest and income taxes by $25.0 million and $26.3 million and reducing income taxes by $9.4 million and $9.9 million for the three months and six months ended June 30, 2002, respectively, in the accompanying condensed consolidated statements of operations. This reclassification had no impact on reported net income.

NOTE 2 — EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (dollars in millions, except per share amounts, and shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002 (a)	2003	2002 (b)

Numerator:
Numerator for basic earnings (loss) per share	$15.3	$(2.5)	$33.0	$11.2
Effect of convertible notes	2.0	—	3.9	—

Numerator for diluted earnings (loss) per share	$17.3	$(2.5)	$36.9	$11.2

Denominator:
Denominator for basic earnings (loss) per share-weighted average shares	37,402	37,485	37,639	37,394
Effect of dilutive securities:
Employee stock options	602	—	646	1,079
Convertible notes	5,279	—	5,279	—
Other	62	—	64	88

Denominator for diluted earnings (loss) per share - adjusted weighted average shares	43,345	37,485	43,628	38,561

Basic earnings (loss) per share	$0.41	$(0.07)	$0.88	$0.30

Diluted earnings (loss) per share	$0.40	$(0.07)	$0.85	$0.29

(a)	The impact of the 2.3 million potential weighted average shares of common stock, if converted, and interest expense related to the convertible notes was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. In addition, the impact of the 1.2 million potential weighted average shares of common stock related to outstanding stock options was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

(b)	The impact of the 1.2 million potential weighted average shares of common stock, if converted, and interest expense related to the convertible notes was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

     NOTE 4 — STOCK BENEFIT PLANS

     The Company issues stock options and other stock-based awards to key employees and directors. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, under which no compensation cost related to stock options has been recognized in net income (loss) for the three months and six months ended June 30, 2003 and 2002.

     Pro forma information regarding interim net income (loss) and earnings (loss) per share is required by SFAS No. 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following range of weighted-average assumptions: risk-free interest rates of 1.59% to 7.60%; expected dividend yield of 0.0%; volatility factors of the expected market price of the Company’s common stock of 35.0% to 53.0%; and an expected life of the options of 3.0 to 4.7 years.

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

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (dollars in millions, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$15.3	$(2.5)	$33.0	$11.2
Less stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2.4)	(2.0)	(4.7)	(3.8)

Pro forma net income (loss)	$12.9	$(4.5)	$28.3	$7.4

Earnings (loss) per share:
Basic – as reported	$0.41	$(0.07)	$0.88	$0.30

Basic – pro forma	$0.35	$(0.12)	$0.75	$0.20

Diluted – as reported	$0.40	$(0.07)	$0.85	$0.29

Diluted – pro forma	$0.34	$(0.12)	$0.74	$0.19

     In the six months ended June 30, 2003, the Company granted options to purchase an additional 979,350 shares of common stock at a weighted average exercise price of $21.05 per share and an estimated weighted-average fair value of $7.82 per share. These options become exercisable beginning in part from the date of grant to three years after the date of grant and expire 10 years after grant. The above table includes these additional stock options for the period subsequent to their grant.

NOTE 5 — CONTINGENCIES

HCA Investigations, Litigation and Indemnification Rights

     HCA Inc. (“HCA”) has been the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payor actions and general liability claims. HCA has been the subject of a formal order of investigation by the SEC concerning violations of the anti-fraud, insider trading, periodic reporting and internal accounting control provisions of the federal securities laws. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before the Company’s formation as an independent company, owned many of the facilities that the Company now owns. The description of the matters below is based on the Company’s review of HCA’s public filings.

     HCA has been a defendant in several qui tam actions brought on behalf of the United States by private parties, known as relators, which have been unsealed and served on HCA. The actions alleged, in general, that HCA and certain subsidiaries and/or affiliated partnerships violated the False Claims Act, 31 U.S.C. § 3729, et seq. by submitting improper claims for reimbursement to the government. The lawsuits generally have sought: a) restitution of amounts paid to HCA entities as a result of any Medicare or Medicaid false claims, b) a penalty in the amount of three times the restitution amount, c) civil fines of not less than $5,500 nor more than $11,000 for each such claim, and d) attorneys’ fees and costs. HCA has disclosed that, on March 15, 2001, the Department of Justice announced its decision to intervene in certain of the qui tam actions against HCA. HCA stated that, of the original 30 qui tam actions, the Department of Justice elected to intervene in eight actions. HCA has disclosed that it is aware of additional qui tam actions that remain under seal and that it also believes there may be other sealed qui tam cases of which it is unaware.

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

     On July 1, 2003, HCA announced that the U.S. District Court of the District of Columbia has approved a settlement agreement signed by HCA and the Department of Justice which settled litigation brought by the Department of Justice against HCA with respect to cost reports and physician relations. Additionally, HCA has made payments to the Centers for Medicare and Medicaid Services in accordance with an agreement to resolve all Medicare cost report, home office cost statement and appeal issues. As a result of this settlement, the remaining outstanding qui tam actions include only those actions in which the Department of Justice has not intervened.

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

     The Company cannot predict with accuracy the extent to which it may or may not continue to be affected by the investigations of HCA and the initiation of additional investigations, if any. These matters, if resulting in a successful claim against the Company, could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects in future periods.

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

Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company had committed to advance amounts of approximately $22.6 million at June 30, 2003. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months contingent upon the physician continuing to practice in the respective community.

Capital Expenditure Commitments

     The Company is reconfiguring some of its facilities to accommodate more effectively inpatient and outpatient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company had incurred approximately $33.1 million in uncompleted projects as of June 30, 2003, which is included in construction in progress in its accompanying condensed consolidated balance sheet. At June 30, 2003, the Company had projects under construction with an estimated additional cost to complete and equip of approximately $45.7 million.

     Pursuant to the asset purchase agreement for Ville Platte Medical Center, the Company has agreed to make certain capital improvements, the cost of which, together with the initial cash payment, defeasement of certain bonds and liabilities assumed, is not required to exceed $25.0 million. The capital improvements must be completed by December 1, 2004. The initial cash payment and liabilities assumed totaled $15.1 million, which leaves $9.9 million required for capital improvements. The Company had incurred approximately $2.7 million of the required capital improvements as of June 30, 2003.

     Pursuant to the asset purchase agreement for Logan Regional Medical Center, the Company has agreed to expend, regardless of the results of the hospital’s operations, at least $20.0 million in the aggregate for capital expenditures and improvements during the ten-year period following the date of acquisition of December 1, 2002. The Company had incurred approximately $0.2 million of the required capital improvements as of June 30, 2003.

Prior Period Cost Report Settlements

     Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a Prospective Payment System, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. The Company is current in filing its Medicare cost reports.

     Net adjustments to estimated third-party payor settlements resulted in an increase to the Company’s revenues of $4.3 million for the six months ended June 30, 2003 compared to $2.1 million for the same period last year. The Company had net adjustments to estimated third-party payor settlements that increased revenues by $1.4 million and $2.1 million during the three months ended June 30, 2003 and 2002, respectively. The adjustments had a favorable diluted earnings per share effect of $0.06 and $0.03 for the six months ended June 30, 2003 and 2002, respectively. The adjustments had a favorable diluted earnings per share effect of $0.02 and $0.03 for the three months ended June 30, 2003 and 2002, respectively.

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

     NOTE 6 — STOCK REPURCHASE PROGRAM

     On April 28, 2003, the Company announced that its Board of Directors authorized the repurchase of up to $100 million of its outstanding shares of common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. The Company, which had approximately 38.7 million shares of common stock outstanding as of June 30, 2003, is not obligated to repurchase any specific number of shares under the program. The Company expects its purchases to be funded with a portion of the Company’s available cash and funds available under the Company’s amended and restated credit facility. The Company intends to seek approvals under the credit facility, as necessary.

     During the three months ended June 30, 2003, the Company used available cash to purchase 873,800 shares for an aggregate of approximately $17.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     You should read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

     At June 30, 2003, we operated 28 general, acute care hospitals and related healthcare entities located in non-urban communities in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah, West Virginia and Wyoming.

Forward-Looking Statements

     This report and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by us, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations and future financial condition, results of operations and cash flows. These factors include, but are not limited to:

•	reduction in payments to healthcare providers by government and commercial third-party payors, as well as cost-containment efforts of insurers and other payors;

•	failure to comply, or allegations of lack of compliance with, applicable laws and regulations;

•	the possibility of adverse changes in federal, state or local regulations affecting the healthcare industry, including the uncertain impact on payment for services and supplies by the Medicare program contained in the Prescription Drug Bill presently being considered by the House and Senate Conference Committee;

•	our ability to manage healthcare risks resulting from the delivery of patient care, claims and legal actions relating to professional liabilities and the lack of state and federal tort reform;

•	uncertainty associated with compliance with the Health Insurance Portability and Accountability Act of 1996 regulations;

•	the ability to enter into and renew payor arrangements on acceptable terms;

•	the ability to maintain and increase patient volumes and control the costs of providing services and supply costs;

•	the availability, cost and terms of insurance coverage for us, our hospitals and physicians who practice at our hospitals;

•	the highly competitive nature of the healthcare business, including competition to recruit and retain general and specialized physicians as well as competition from other specialized providers and competing services rendered in physician offices;

•	the ability to attract and retain qualified management and personnel, including physicians, nurses and clinical support personnel, consistent with our expectations and targets;

•	the geographic concentration of our operations;

•	our ability to acquire hospitals on favorable terms and to complete budgeted capital improvements of our existing facilities successfully;

•	our ability to integrate newly acquired facilities successfully;

•	the availability and terms of capital to fund our business strategy;

•	the potential adverse impact of government investigations and litigation involving the business practices of HCA (to the extent relating to periods prior to our formation) and of other healthcare providers (to the extent such investigations and litigation may affect us or our industry segment);

•	the financial viability of third-party payors;

•	our ongoing efforts to monitor, maintain and comply with applicable laws, regulations, policies and procedures including those required by the corporate integrity agreement that we entered into with the government in December 2000, and amended in April 2002, and those that, if violated, could cause any of our facilities to lose its state license or its ability to receive payments under the Medicare, Medicaid and TRICARE programs;

•	successful development or license of software and management information systems used for effective claims processing;

•	changes in accounting practices as required under generally accepted accounting principles in the United States;

•	volatility in the market value of our common stock and resulting costs to us to administer our Employee Stock Ownership Plan (“ESOP”);

•	changes in general economic conditions in the markets where our facilities are located and changes in the manner in which employers provide healthcare coverage to their employees;

•	inflationary pressures;

•	changes in our liquidity or indebtedness; and

•	other risk factors described in this report.

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

Results of Operations

     The key metrics we use internally to evaluate our revenues are equivalent admissions, which equates to volume, and revenues per equivalent admission, which relates to pricing and acuity. The growth in outpatient revenues lowers our growth in revenues per equivalent admission, as revenues from outpatient services are generally lower than inpatient revenues. We continue to receive pressures from payors to shift to more outpatient procedures.

Revenue/Volume Trends

     We anticipate that our patient volumes and related revenues will increase as a result of the following factors:

•	Expanding Service Offerings. We believe our efforts to improve the quality and broaden the scope of healthcare services available at our facilities will lead to increased patient volumes. Recruiting and retaining both general practitioners and specialists for our non-urban communities is a key to the success of these efforts. Between January 1, 1998 and June 30, 2003, we recruited 412 physicians, of which 296 have been retained by us. Adding new physicians should help increase both inpatient and outpatient volumes which, in turn, should increase revenues. Approximately 57% of our retained physicians are specialists. Continuing to add specialists should also allow us to grow by offering new services. In addition, increases in capital expenditures at our hospitals should increase local market share and help persuade patients to obtain healthcare services within their communities.

•	Medicare Rate Increases. The Medicare, Medicaid and SCHIP Benefit Improvement and Protection Act of 2000 (“BIPA”) was enacted in December 2000. Under BIPA, we have experienced Medicare rate increases that began in April 2001.

     Although we anticipate our patient volumes to increase, the resulting revenues will likely be offset in part by the following factors:

•	Discounts received by Medicare, Medicaid and Managed Care Plans. We derive a significant portion of our business from Medicare, Medicaid and managed care plans. Admissions related to Medicare, Medicaid and managed care plan patients were 91.7% and 92.2% of total admissions for the six months ended June 30, 2003 and 2002, respectively. These payors receive significant discounts.

•	Efforts to Reduce Payments. Other third-party payors also negotiate discounted fees rather than paying standard prices. In addition, an increasing proportion of our services are reimbursed under predetermined payment amounts regardless of the cost incurred.

•	Growth in Outpatient Services. We anticipate that the growth trend in outpatient services will continue. A number of procedures once performed only on an inpatient basis have been, and will likely continue to be, converted to outpatient procedures. This conversion has occurred through continuing advances in pharmaceutical and medical technologies and as a result of efforts made by payors to control costs. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting. Net outpatient revenues as a percentage of total revenues increased from 49.4% in the six months ended June 30, 2002 to 50.5% in the six months ended June 30, 2003.

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

     Pressure on payment levels, the increase in outpatient services and the large number of our patients who participate in discounted plans will present ongoing challenges for us. These challenges are intensified by our inability to control these trends and the associated risks. To maintain or improve operating margins in the future, we must, among other things, increase patient volumes while controlling the costs of providing services.

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

Operating Results Summary

     The following is a summary of results of operations for the three months and six months ended June 30, 2003 and 2002 (dollars in millions, except for revenues per equivalent admission):

		Three Months Ended June 30,

	2003		2002

		% of		% of
	Amount	Revenues	Amount	Revenues

Revenues	$221.6	100.0%	$177.9	100.0%
Salaries and benefits (a)	90.8	41.0	70.9	39.8
Supplies (b)	28.7	13.0	21.9	12.3
Other operating expenses (c)	43.1	19.4	33.3	18.7
Provision for doubtful accounts	16.9	7.6	13.1	7.4
Depreciation and amortization	11.4	5.1	9.7	5.5
Interest expense, net	3.3	1.5	2.8	1.6
Debt retirement costs	—	—	25.0	14.0
ESOP expense	1.5	0.7	2.7	1.5

	195.7	88.3	179.4	100.8

Income (loss) before minority interest and income taxes	25.9	11.7	(1.5)	(0.8)
Minority interest in earnings of consolidated entity	0.2	0.1	0.8	0.4

Income (loss) before income taxes	25.7	11.6	(2.3)	(1.2)
Provision for income taxes	10.4	4.7	0.2	0.2

Net income (loss)	$15.3	6.9%	$(2.5)	(1.4)%

	Three Months Ended June 30,

	2003	2002	% Changes
	Amount	Amount	From Prior Year

Consolidated:
Revenues	$221.6	$177.9	24.6%
Number of hospitals at end of period	28	23	21.7
Admissions (d)	22,337	18,548	20.4
Equivalent admissions (e)	44,654	36,114	23.6
Revenues per equivalent admission	$4,962	$4,924	0.8
Outpatient factor (e)	2.0	1.95	2.7
Emergency room visits (f)	106,305	88,103	20.7
Inpatient surgeries	6,691	5,732	16.7
Outpatient surgeries (g)	19,225	16,079	19.6
Total surgeries	25,916	21,811	18.8
Licensed beds at end of period	2,624	2,197	19.4
Weighted average licensed beds	2,624	2,197	19.4
Average daily census	997	826	20.7
Average length of stay (days)	4.1	4.1	—
Medicare case mix index	1.18	1.17	0.9
Net outpatient revenues as a percentage of net revenues	50.9%	51.1%	N/A
Same Hospital (h):
Revenues	$187.1	$177.9	5.2%
Number of hospitals at end of period	23	23	—
Admissions (d)	18,539	18,548	—
Equivalent admissions (e)	36,101	36,114	—
Revenues per equivalent admission	$5,184	$4,924	5.3
Outpatient factor (e)	1.95	1.95	—
Emergency room visits (f)	86,161	88,103	(2.2)
Inpatient surgeries	5,690	5,732	(0.7)
Outpatient surgeries (g)	16,238	16,079	1.0
Total surgeries	21,928	21,811	0.5
Licensed beds at end of period	2,203	2,197	0.3
Weighted average licensed beds	2,203	2,197	0.3
Average daily census	832	826	0.7
Average length of stay (days)	4.1	4.1	—
Medicare case mix index	1.20	1.17	2.6
Net outpatient revenues as a percentage of net revenues	49.6%	51.1%	N/A

		Six Months Ended June 30,

	2003		2002

		% of		% of
	Amount	Revenues	Amount	Revenues

Revenues	$442.5	100.0%	$359.5	100.0%
Salaries and benefits (a)	181.1	40.9	141.6	39.4
Supplies (b)	57.2	12.9	44.8	12.5
Other operating expenses (c)	81.7	18.5	65.5	18.2
Provision for doubtful accounts	34.4	7.8	26.3	7.3
Depreciation and amortization	22.6	5.1	19.1	5.4
Interest expense, net	6.6	1.5	6.9	1.9
Debt retirement costs	—	—	26.3	7.3
ESOP expense	3.1	0.7	5.2	1.4

	386.7	87.4	335.7	93.4

Income before minority interest and income taxes	55.8	12.6	23.8	6.6
Minority interest in earnings of consolidated entity	0.2	—	1.5	0.4

Income before income taxes	55.6	12.6	22.3	6.2
Provision for income taxes	22.6	5.1	11.1	3.1

Net income	$33.0	7.5%	$11.2	3.1%

		Six Months Ended June 30,

	2003	2002	% Changes
	Amount	Amount	From Prior Year

Consolidated:
Revenues	$442.5	$359.5	23.1%
Number of hospitals at end of period	28	23	21.7
Admissions (d)	45,814	39,099	17.2
Equivalent admissions (e)	89,566	73,702	21.5
Revenues per equivalent admission	$4,940	$4,877	1.3
Outpatient factor (e)	1.96	1.89	3.7
Emergency room visits (f)	206,043	173,090	19.0
Inpatient surgeries	13,354	11,384	17.3
Outpatient surgeries (g)	38,084	32,245	18.1
Total surgeries	51,438	43,629	17.9
Licensed beds at end of period	2,624	2,197	19.4
Weighted average licensed beds	2,622	2,197	19.3
Average daily census	1,026	880	16.6
Average length of stay (days)	4.1	4.1	—
Medicare case mix index	1.19	1.16	2.6
Net outpatient revenues as a percentage of net revenues	50.5%	49.4%	N/A
Same Hospital (h):
Revenues	$373.3	$359.5	3.9%
Number of hospitals at end of period	23	23	—
Admissions (d)	38,028	39,099	(2.7)
Equivalent admissions (e)	73,052	73,702	(0.9)
Revenues per equivalent admission	$5,110	$4,877	4.8
Outpatient factor (e)	1.92	1.89	1.9
Emergency room visits (f)	170,653	173,090	(1.4)
Inpatient surgeries	11,349	11,384	(0.3)
Outpatient surgeries (g)	32,148	32,245	(0.3)
Total surgeries	43,497	43,629	(0.3)
Licensed beds at end of period	2,203	2,197	0.3
Weighted average licensed beds	2,201	2,197	0.2
Average daily census	861	880	(2.2)
Average length of stay (days)	4.1	4.1	—
Medicare case mix index	1.20	1.16	3.4
Net outpatient revenues as a percentage of net revenues	49.7%	49.4%	N/A

(a)	Represents our cost of salaries and benefits, including employee health benefits and workers compensation insurance, for all hospital and corporate employees and contract labor.

(b)	Includes our hospitals’ costs for pharmaceuticals, blood, surgical instruments and all general supply items, including the cost of freight.

(c)	Consists primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes.

(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(e)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue). The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the total number of hospital-based emergency room visits.

(g)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

(h)	Same hospital information excludes the operations of hospitals which we acquired during the periods presented. The costs of corporate overhead are included in same hospital information.

     The following tables present adjusted EBITDA for the periods presented (dollars in millions):

		Three Months Ended June 30,

	2003		2002

		% of		% of
	Amount	Revenues	Amount	Revenues

Revenues	$221.6	100.0%	$177.9	100.0%
Salaries and benefits	90.8	41.0	70.9	39.8
Supplies	28.7	13.0	21.9	12.3
Other operating expenses	43.1	19.4	33.3	18.7
Provision for doubtful accounts	16.9	7.6	13.1	7.4

	179.5	81.0	139.2	78.2

Adjusted EBITDA*	$42.1	19.0%	$38.7	21.8%

		Six Months Ended June 30,

	2003		2002

		% of		% of
	Amount	Revenues	Amount	Revenues

Revenues	$442.5	100.0%	$359.5	100.0%
Salaries and benefits	181.1	40.9	141.6	39.4
Supplies	57.2	12.9	44.8	12.5
Other operating expenses	81.7	18.5	65.5	18.2
Provision for doubtful accounts	34.4	7.8	26.3	7.3

	354.4	80.1	278.2	77.4

Adjusted EBITDA*	$88.1	19.9%	$81.3	22.6%

*	Adjusted EBITDA is defined as income before depreciation and amortization, interest expense, debt retirement costs, ESOP expense, minority interest in earnings of consolidated entity and income taxes. Our management uses adjusted EBITDA to evaluate our operating performance and as a measure of performance for incentive compensation purposes. We believe adjusted EBITDA is a measure of performance used by some investors, equity analysts and others to make informed investment decisions. In addition, multiples of current or projected adjusted EBITDA are used to estimate current or prospective enterprise value. Adjusted EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because adjusted EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is susceptible to varying calculations, adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

     The following tables reconcile adjusted EBITDA, as presented above, to net income (loss) as reflected in our condensed consolidated statements of operations and in accordance with generally accepted accounting principles (dollars in millions):

	Three Months Ended
	June 30,

	2003	2002

Adjusted EBITDA	$42.1	$38.7
Depreciation and amortization	(11.4)	(9.7)
Interest expense, net	(3.3)	(2.8)
Debt retirement costs	—	(25.0)
ESOP expense	(1.5)	(2.7)
Minority interest in earnings of consolidated entity	(0.2)	(0.8)
Provision for income taxes	(10.4)	(0.2)

Net income (loss)	$15.3	$(2.5)

	Six Months Ended
	June 30,

	2003	2002

Adjusted EBITDA	$88.1	$81.3
Depreciation and amortization	(22.6)	(19.1)
Interest expense, net	(6.6)	(6.9)
Debt retirement costs	—	(26.3)
ESOP expense	(3.1)	(5.2)
Minority interest in earnings of consolidated entity	(0.2)	(1.5)
Provision for income taxes	(22.6)	(11.1)

Net income	$33.0	$11.2

For the Three Months Ended June 30, 2003 and 2002

     Revenues increased 24.6% to $221.6 million for the three months ended June 30, 2003 compared to $177.9 million for the three months ended June 30, 2002. Of this increase, $34.5 million, or 19.4%, was from our fourth quarter 2002 acquisitions and $9.2 million, or 5.2%, was from same-hospital revenues. Net adjustments to estimated third-party payor settlements (“prior year contractuals”) resulted in an increase to revenues of $1.4 million for the three months ended June 30, 2003 compared to $2.1 million for the same period last year.

     On a same-hospital basis, outpatient revenues grew 2.1% from $91.0 million to $92.8 million, and inpatient revenues increased 9.5% from $83.9 million to $91.8 million for the three months ended

June 30, 2003 compared to the same period in 2002. On a same-hospital basis, admissions remained relatively unchanged, with 9 fewer admissions over the same period last year. We are continuing to experience the shifting of patients to an outpatient setting. Same-hospital inpatient surgeries were down 42, or 0.7%, over the same period in 2002, though revenues increased as a result of a higher acuity mix. Our same-hospital Medicare case mix increased from 1.17 for the three months ended June 30, 2002 to 1.20 for the three months ended June 30, 2003. A primary driver in the case mix increase was our open-heart program at Lake Cumberland Regional Hospital that opened in the fourth quarter of 2002. The Medicare case mix of 1.20 was consistent with our first quarter 2003 Medicare case mix of 1.20.

     As it relates to our same-hospital outpatient revenues, our outpatient surgeries for the three months ended June 30, 2003 were up 159 surgeries, or 1.0% higher than last year’s second quarter. We experienced increases in revenues in radiology, surgery, lab and emergency services. Our same-hospital outpatient revenues were approximately 49.6% of our total revenues. The decrease in the percentage from the prior year’s 51.1% relates primarily to the increase in inpatient intensity as a result of the open-heart program at Lake Cumberland Regional Hospital mentioned above.

     After factoring all of the above, our equivalent admissions were flat on a same-hospital basis. As it relates to pricing and acuity, our same-hospital revenues per equivalent admission were up 5.3%, or $260 per equivalent admission, over the same period last year. Revenues per equivalent admission on our 2002 acquisitions were approximately $1,200 less than our same-hospital revenues per equivalent admission during the three months ended June 30, 2003.

     Our breakdown of revenues, on a consolidated basis, is as follows:

	Three Months Ended	Three Months Ended
	June 30, 2003	June 30, 2002

Medicare	36.8%	33.8%
Medicaid	14.7%	15.6%
Discount and Commercial	36.0%	39.1%
Self Pay & Other	12.5%	11.5%

     Our breakdown of revenues, on a same-hospital basis, is as follows:

	Three Months Ended	Three Months Ended
	June 30, 2003	June 30, 2002

Medicare	36.5%	33.8%
Medicaid	16.7%	15.6%
Discount and Commercial	36.7%	39.1%
Self Pay & Other	10.1%	11.5%

     Salaries and benefits increased as a percentage of revenues to 41.0% for the three months ended June 30, 2003 from 39.8% for the three months ended June 30, 2002, primarily as a result of the hospitals acquired during the fourth quarter of 2002 which had higher than average salaries and benefits as a percentage of our revenues. Salaries and benefits were approximately 44.7% as a percentage of revenues for our hospitals acquired in 2002. On a same-hospital basis, salaries and benefits increased as a percentage of revenues to 40.3% for the three months ended June 30, 2003 compared to 39.8% for the same period in 2002. In addition, on a same-hospital basis, salaries and benefits per man-hour increased 5.8% and man-hours per equivalent admission increased 0.8% for these periods. On a same-hospital basis, our salaries and benefits per equivalent admission grew 6.6% for the three months ended June 30, 2003 compared to the same period in 2002.

     Supply costs as a percentage of revenues increased to 13.0% for the three months ended June 30, 2003 from 12.3% for the three months ended June 30, 2002. Outfitting the hospitals acquired in 2002 primarily contributed to this increase, as supplies expense as a percentage of revenues for the hospitals acquired in 2002 was 14.7%. On a same-hospital basis, supply costs increased as a percentage of revenues to 12.6% for the three months ended June 30, 2003 from 12.3% over the same period in 2002 primarily due to our new open-heart unit at Lake Cumberland Regional Hospital, which opened during the fourth quarter of 2002 and increases in surgical and pharmaceutical supply costs.

     Other operating expenses increased as a percentage of revenues to 19.4% for the three months ended June 30, 2003 from 18.7% for the three months ended June 30, 2002. Other operating expenses as a percentage of revenues for the hospitals acquired in 2002 was approximately 21.7%. On a same-hospital basis, other operating expenses increased as a percentage of revenues to 19.1% for the three months ended June 30, 2003 from 18.7% for the three months ended June 30, 2002.

     Provision for doubtful accounts increased as a percentage of revenues to 7.6% for the three months ended June 30, 2003 from 7.4% for the three months ended June 30, 2002, primarily as a result of the hospitals acquired in 2002 which have a higher than average provision for doubtful accounts as a percentage of our revenues. Provision for doubtful accounts as a percentage of revenues for the hospitals acquired in 2002 was 13.2%. On a same-hospital basis, the provision for doubtful accounts decreased as a percentage of revenues to 6.6% for the three months ended June 30, 2003 from 7.4% over the same period in 2002.

     Adjusted EBITDA increased 8.4% to $42.1 million for the three months ended June 30, 2003 compared to $38.7 million for the three months ended June 30, 2002. Of this increase, approximately $2.0 million was from the hospitals acquired in 2002 and $1.4 million was from same-hospital adjusted EBITDA.

     Depreciation and amortization expense increased to $11.4 million for the three months ended June 30, 2003 from $9.7 million for the three months ended June 30, 2002, primarily as a result of the hospitals acquired in 2002. Depreciation expense associated with the hospitals acquired in 2002 was $1.7 million for the three months ended June 30, 2003. Same-hospital depreciation expense was $9.5 million for the three months ended June 30, 2003.

     Net interest expense increased to $3.3 million for the three months ended June 30, 2003 from $2.8 million for the three months ended June 30, 2002 because of lower interest income earned on invested cash and cash equivalents. During the three months ended June 30, 2002, we repurchased $120.5 million of our $150.0 million 10 3/4% Senior Subordinated Notes due 2009. In connection with these repurchases, we incurred debt retirement costs of $25.0 million which consisted of $21.2 million in premiums, commissions and fees paid for the repurchases and $3.8 million in non-cash net deferred loan cost write-offs related to our original credit agreement.

     ESOP expense decreased to $1.5 million for the three months ended June 30, 2003 from $2.7 million for the three months ended June 30, 2002. This decrease was a result of a lower average fair market value of our common stock during the three months ended June 30, 2003 compared to the same period in 2002. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

     Minority interest in earnings of consolidated entity was $0.2 million for the three months ended June 30, 2003 compared to $0.8 million for the three months ended June 30, 2002. We purchased the 30% limited partnership interest in Dodge City Healthcare Group, L.P., the entity that owns and operates the 110-bed Western Plains Regional Hospital and affiliated surgery center in Dodge City, Kansas, for $25 million in October 2002. Minority interest in earnings of consolidated entity related solely to this entity in 2002. Minority interest in earnings of consolidated entity in 2003 relates to a minority equity interest owned by physicians in an ambulatory surgery center, which was syndicated during the second quarter of 2003. The physician partners contributed approximately $1.0 million and have a 43% minority interest in the surgery center. Although the syndication of surgery centers or hospitals is not our overall strategy, we will review these opportunities on a case-by-case basis.

     The provision for income taxes increased to $10.4 million for the three months ended June 30, 2003 compared to $0.2 million for the three months ended June 30, 2002. The income tax provision reflects an effective income tax rate of 40.3% for the three months ended June 30, 2003. The provision for income taxes for the three months ended June 30, 2002 was reduced by an income tax benefit of $9.4 million as a result of the debt retirement costs incurred in the same period.

For the Six Months Ended June 30, 2003 and 2002

     Revenues increased 23.1% to $442.5 million for the six months ended June 30, 2003 compared to $359.5 million for the six months ended June 30, 2002. Of this increase, $69.2 million, or 19.2%, was from our acquisitions during the fourth quarter of 2002 and $13.8 million, or 3.9%, was from same-hospital revenues. Prior year contractuals resulted in an increase to revenues of $4.3 million for the six months ended June 30, 2003 compared to an increase to revenues of $2.1 for the six months ended June 30, 2002.

     On a same-hospital basis, outpatient revenues grew 4.4% from $177.7 million to $185.5 million, and inpatient revenues increased 4.2% from $175.7 million to $183.0 million for the six months ended June 30, 2003 compared to the same period in 2002. On a same-hospital basis, admissions decreased 2.7% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. We are continuing to experience the shifting of patients to an outpatient setting. Same-hospital inpatient surgeries were down 35, or 0.3%, over the same period last year, though revenues increased as a result of a higher acuity mix. Our same-hospital Medicare case mix increased from 1.16 for the six months ended June 30, 2002 to 1.20 for the six months ended June 30, 2003. A primary driver in the case mix increase was our open-heart program at Lake Cumberland Regional Hospital that opened in the fourth quarter of 2002.

     As it relates to our same-hospital outpatient revenues, our outpatient surgeries for the six months ended June 30, 2003 were down 97 surgeries, or 0.3% lower than the same period last year. Our same-hospital outpatient revenues were approximately 49.7% of our total revenues compared to 49.4% in the same period last year. The increase in the percentage from the prior year was partially offset by the increase in inpatient intensity as a result of the open-heart program at Lake Cumberland Regional Hospital mentioned above.

     After factoring all of the above, our equivalent admissions decreased by 0.9% on a same-hospital basis. As it relates to pricing and acuity, our same-hospital revenues per equivalent admission were up 4.8%, or $233 per equivalent admission, over the same period last year. Revenues per equivalent admission on our 2002 acquisitions were approximately $958 less than our same-hospital revenues per equivalent admission during the six months ended June 30, 2003.

     Our breakdown of revenues, on a consolidated basis, is as follows:

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

Medicare	36.7%	34.6%
Medicaid	14.7%	15.8%
Discount and Commercial	36.3%	38.7%
Self Pay & Other	12.3%	10.9%

     Our breakdown of revenues, on a same hospital basis, is as follows:

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

Medicare	36.7%	34.6%
Medicaid	16.2%	15.8%
Discount and Commercial	37.1%	38.7%
Self Pay & Other	10.0%	10.9%

     Salaries and benefits increased as a percentage of revenues to 40.9% for the six months ended June 30, 2003 from 39.4% for the six months ended June 30, 2002, primarily as a result of our hospitals acquired during the fourth quarter of 2002 which had higher than average salaries and benefits as a percentage of our revenues. Salaries and benefits were approximately 46.9% as a percentage of revenues for our hospitals acquired in 2002. On a same-hospital basis, salaries and benefits increased as a percentage of revenues to 39.8% for the six months ended June 30, 2003 compared to 39.4% for the same period in 2002. In addition, on a same-hospital basis, salaries and benefits per man-hour increased 4.8% and man-hours per equivalent admission increased 1.2% for these periods. On a same-hospital basis, our salaries and benefits per equivalent admission grew 6.0% for the six months ended June 30, 2003 compared to the same period in 2002.

     Supply costs as a percentage of revenues increased to 12.9% for the six months ended June 30, 2003 from 12.5% for the six months ended June 30, 2002. Outfitting the hospitals acquired in 2002 primarily contributed to this increase, as supplies expense as a percentage of revenues for our hospitals acquired in 2002 was approximately 14.7%. On a same-hospital basis, supply costs increased as a percentage of revenues to 12.6% for the six months ended June 30, 2003 from 12.5% over the same period in 2002.

     Other operating expenses increased as a percentage of revenues to 18.5% for the six months ended June 30, 2003 from 18.2% for the six months ended June 30, 2002. Other operating expenses as a percentage of revenues for the hospitals acquired in 2002 was approximately 19.6%. On a same-hospital basis, other operating expenses increased as a percentage of revenues to 18.3% for the six months ended June 30, 2003 from 18.2% for the six months ended June 30, 2002.

     Provision for doubtful accounts increased as a percentage of revenues to 7.8% for the six months ended June 30, 2003 from 7.3% for the six months ended June 30, 2002, primarily as a result of the hospitals acquired in 2002 which have a higher than average provision for doubtful accounts as a percentage of our revenues. Provision for doubtful accounts as a percentage of revenues for our hospitals acquired in 2002 was 12.9%. On a same-hospital basis, the provision for doubtful accounts decreased as a percentage of revenues to 6.8% for the six months ended June 30, 2003 from 7.3% over the same period in 2002.

     Adjusted EBITDA increased 8.3% to $88.1 million for the six months ended June 30, 2003 compared to $81.3 million for the six months ended June 30, 2002. Of this increase, $2.6 million was related to same-hospital, of which $2.2 million was from prior year contractuals, and $4.2 million was adjusted EBITDA from our hospitals acquired in 2002.

     Depreciation and amortization expense increased to $22.6 million for the six months ended June 30, 2003 from $19.1 million for the six months ended June 30, 2002, primarily as a result of the hospitals acquired in 2002. Depreciation expense associated with the hospitals acquired in 2002 was $3.3 million for the six months ended June 30, 2003. Same-hospital depreciation expense was $18.9 million for the six months ended June 30, 2003.

     Net interest expense decreased to $6.6 million for the six months ended June 30, 2003 from $6.9 million for the six months ended June 30, 2002 because of lower interest expense on our $250 million 4 1/2% Convertible Subordinated Notes due 2009 compared to the interest expense on our $150 million 10 3/4% Senior Subordinated Notes due 2009, which were repurchased during 2002. During the six months ended June 30, 2002, we repurchased $128.0 million of our $150.0 million 10 3/4% Senior Subordinated Notes due 2009. In connection with these repurchases, we incurred debt retirement costs of $26.3 million in the six months ended June 30, 2002 which consisted of $22.3 million in premiums, commissions and fees paid for the repurchases and $4.0 million in non-cash net deferred loan cost write-offs related to our original credit agreement.

     ESOP expense decreased to $3.1 million for the six months ended June 30, 2003 from $5.2 million for the six months ended June 30, 2002. This decrease was a result of a lower average fair market value of our common stock during the six months ended June 30, 2003 compared to the same period in 2002. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

     Minority interest in earnings of consolidated entity was $0.2 million for the six months ended June 30, 2003 compared to $1.5 million for the six months ended June 30, 2002. We purchased the 30% limited partnership interest in Dodge City Healthcare Group, L.P., the entity that owns and operates the 110-bed Western Plains Regional Hospital and affiliated surgery center in Dodge City, Kansas, for $25 million in October 2002. Minority interest in earnings of consolidated entity related solely to this entity in 2002. Minority interest in earnings of consolidated entity in 2003 relates to a minority equity interest owned by physicians in an ambulatory surgery center, which was syndicated during the second quarter of 2003. The physician partners contributed approximately $1.0 million and have a 43% minority interest in the surgery center. Although the syndication of surgery centers or hospitals is not our overall strategy, we will review these opportunities on a case-by-case basis.

     The provision for income taxes increased to $22.6 million for the six months ended June 30, 2003 compared to $11.1 million for the six months ended June 30, 2002. These income tax provisions reflect effective income tax rates of 40.6% for the six months ended June 30, 2003 compared to 49.8% for the six months ended June 30, 2002. The provision for income taxes for the three months ended June 30, 2002 was reduced by an income tax benefit of $9.9 million as a result of the debt retirement costs incurred in the same period.

Liquidity and Capital Resources

     Our primary sources of liquidity are cash flow provided by our operations and our revolving credit facility. Our liquidity for the six-month period ended June 30, 2003 was derived primarily from net cash provided by operating activities. In the six months ended June 30, 2003, our operations provided approximately $50.1 million in cash flows compared to $52.6 million in the same period of 2002.

     Our revolving credit facility is guaranteed by substantially all of our current and future subsidiaries and is secured by substantially all of our assets. The facility requires that we comply with certain financial covenants, including:

	Requirement	Level at June 30, 2003

Maximum permitted consolidated leverage ratio	<3.50 to 1.00	1.62 to 1.00
Maximum permitted consolidated senior leverage ratio	<2.50 to 1.00	0.16 to 1.00
Minimum permitted consolidated interest coverage ratio	>3.50 to 1.00	11.72 to 1.00
Minimum permitted consolidated net worth	>$252.1 million	$377.9 million
Maximum capital expenditures – last twelve months	<$124.0 million	$71.9 million

     The credit facility also requires that we comply with other various covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of June 30, 2003. As of June 30, 2003, we had letters of credit in the aggregate amount of $26.3 million outstanding, which reduced the amount available under our revolving credit facility to $173.7 million.

     Our revolving credit facility does not contain provisions that would accelerate the maturity dates of our debt upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to renew our existing credit facility or obtain access to new credit facilities in the future and could increase the cost of such facilities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We believe that future cash provided by operating activities and amounts available under our revolving credit facility will provide sufficient liquidity for the next twelve months.

     On May 22, 2002, we sold $250 million of 4 1/2% Convertible Subordinated Notes due 2009 (the “Convertible Notes”). The net proceeds of approximately $242.5 million were used for acquisitions, capital improvements at our existing facilities, repurchases of our 10 3/4% Senior Subordinated Notes, working capital and general corporate purposes. The Convertible Notes bear interest at the rate of 4 1/2% per year, payable semi-annually on June 1 and December 1. The Convertible Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $47.36 per share. The conversion price is subject to adjustment in certain circumstances. We may redeem all or a portion of the Convertible Notes on or after June 3, 2005, at the then current redemption prices, plus accrued and unpaid interest. Holders of the Convertible Notes may require us to repurchase all of the holder’s Convertible Notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The Convertible Notes are unsecured and subordinated to our existing and future senior indebtedness and senior subordinated indebtedness. The Convertible Notes rank junior to our other liabilities. The indenture governing the Convertible Notes does not contain any financial covenants. A total of 5,278,825 shares of common stock have been reserved for issuance upon conversion of the Convertible Notes.

     Our capital expenditures were $38.0 million in the six months ended June 30, 2003, compared to $26.8 million in the corresponding period in 2002. Capital expenditures for the twelve months ended June 30, 2003 were $71.9 million. We expect the level of capital expenditures in the near-term future to be somewhat higher. We have some large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to accommodate more effectively inpatient and outpatient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At June 30, 2003, we had projects under construction with an estimated additional cost to complete and equip of approximately $45.7 million. We anticipate that these projects will be completed over the next three years. We anticipate that our total capital expenditures in 2003 will range from $75 million to $85 million, excluding acquisitions. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our revolving credit facility.

     Our business strategy contemplates the acquisition of additional hospitals, and we regularly review potential acquisitions. These acquisitions may, however, require additional financing. We regularly evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our long-term debt or equity for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

     On April 28, 2003, we announced that our Board of Directors authorized the repurchase of up to $100 million of our outstanding shares of common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors, to enable us to take advantage of opportunistic market conditions. We had approximately 38.7 million shares of common stock outstanding as of June 30, 2003 and are not obligated to repurchase any specific number of shares under the program. During the three months ended June 30, 2003, we used available cash to purchase 873,800 shares for an aggregate of approximately $17.0 million.

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

Inflation

     The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages in marketplaces occur. In addition, suppliers and insurers pass along rising costs to us in the form of higher prices. Our ability to pass on these increased costs is limited because of increasing regulatory and competitive pressures, as discussed above. In the event we experience inflationary pressures, results of operations may be materially affected.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     During the six months ended June 30, 2003, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of our most recent evaluation.

PART II-OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     We held our annual meeting of stockholders on May 21, 2003. At the annual meeting, votes were cast as follows:

		VOTES IN		VOTES
		FAVOR	ABSTAINED	AGAINST

(a)	Election of Class I Directors
	Ricki Tigert Helfer	35,244,062	1,910,248	—
	John E. Maupin, Jr., D.D.S	35,243,252	1,911,058	—
	Owen G. Shell, Jr.;	35,243,922	1,910,388	—
(b)	Approval of an amendment to the LifePoint Hospitals, Inc.
	Employee Stock Purchase Plan to increase the number of
	shares available under the Plan from 100,000 to 300,000; and	35,187,646	213,829	1,752,835
(c)	Ratification of the appointment of Ernst & Young LLP as
	independent auditors of our company for the year ending
	December 31, 2003	33,262,545	13,934	3,877,831

     As indicated in the above table, Ricki Tigert Helfer, John E. Maupin, Jr., D.D.S. and Owen G. Shell, Jr. were elected as Class I directors. The terms of the Class I directors will expire at the annual meeting of stockholders in 2006, but not before their respective successors are elected and qualified. The terms of the following Class II directors will continue until the annual meeting in 2004: DeWitt Ezell, Jr. and William V. Lapham. The terms of the following Class III directors will continue until the annual meeting in 2005: Kenneth C. Donahey and Richard H. Evans.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits:

EXHIBIT NUMBER	DESCRIPTION

2.1	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc. (a)

3.1	Certificate of Incorporation (a)

3.2	Bylaws (a)

4.1	Form of Specimen Stock Certificate (b)

4.2	Rights Agreement dated as of May 11, 1999 between LifePoint Hospitals, Inc. and National City Bank as Rights Agent (a)

4.3	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 1/2% Convertible Subordinated Notes due 2009 (c)

4.4	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (c)

4.5	Form of 4 1/2% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (c)

10.1	First Amendment to the LifePoint Hospitals, Inc. Employee Stock Purchase Plan (d)

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (e)

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (e)

(a)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 0-29818.

(b)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File Number 0-29818.

(c)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File Number 333-90536.

(d)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-8 under the Securities Act of 1933, as amended, File Number 333-105775.

(e)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability pursuant to that section. Such certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference.

(b)  Reports on Form 8-K filed during the three months ended June 30, 2003:

     On April 29, 2003, we furnished pursuant to Item 9 of Form 8-K a copy of our press release issued on April 28, 2003, containing our 2003 first quarter earnings results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2003	LifePoint Hospitals, Inc.

	By:	/s/ Michael J. Culotta

Michael J. Culotta Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc. (a)

3.1	Certificate of Incorporation (a)

3.2	Bylaws (a)

4.1	Form of Specimen Stock Certificate (b)

4.2	Rights Agreement dated as of May 11, 1999 between LifePoint Hospitals, Inc. and National City Bank as Rights Agent (a)

4.3	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 1/2% Convertible Subordinated Notes due 2009 (c)

4.4	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (c)

4.5	Form of 4 1/2% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (c)

10.1	First Amendment to the LifePoint Hospitals, Inc. Employee Stock Purchase Plan (d)

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (e)

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (e)

(a)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 0-29818.

(b)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File Number 0-29818.

(c)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File Number 333-90536.

(d)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-8 under the Securities Act of 1933, as amended, File Number 333-105775.

(e)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability pursuant to that section. Such certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference.