Form 10-Q
period 2003-09-30
LIFEPOINT HOSPITALS INC
filed 2003-10-29
CIK 1074772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Yes ☒  No ☐

     As of October 24, 2003, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 37,690,983.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$227.3	$182.2	$669.8	$541.7

Salaries and benefits	90.5	71.0	271.6	212.6
Supplies	29.0	22.6	86.2	67.4
Other operating expenses	40.3	35.6	122.0	101.1
Provision for doubtful accounts	24.2	12.5	58.6	38.8
Depreciation and amortization	10.8	8.9	33.4	28.0
Interest expense, net	3.3	3.0	9.9	9.9
Debt retirement costs	—	4.2	—	30.5
ESOP expense	1.8	2.2	4.9	7.4

	199.9	160.0	586.6	495.7

Income before minority interest and income taxes	27.4	22.2	83.2	46.0
Minority interest in earnings of consolidated entity	0.3	0.7	0.5	2.2

Income before income taxes	27.1	21.5	82.7	43.8
Provision for income taxes	10.9	8.8	33.5	19.9

Net income	$16.2	$12.7	$49.2	$23.9

Basic earnings per share	$0.43	$0.34	$1.31	$0.64

Diluted earnings per share	$0.42	$0.33	$1.26	$0.62

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	37,242	37,616	37,505	37,469

Diluted	43,422	38,620	43,558	38,582

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	September 30,	December 31,
	2003	2002

	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$20.1	$23.0
Accounts receivable, less allowances for doubtful accounts of $108.7 at September 30, 2003 and $109.1 at December 31, 2002	93.1	85.0
Inventories	21.4	20.5
Income taxes receivable	9.0	—
Deferred income taxes and other current assets	18.1	14.8

	161.7	143.3
Property and equipment:
Land	12.4	11.3
Buildings and improvements	302.1	285.3
Equipment	320.1	295.5
Construction in progress (estimated cost to complete and equip after September 30, 2003 is $96.6)	38.2	18.1

	672.8	610.2
Accumulated depreciation	(267.1)	(238.0)

	405.7	372.2
Deferred loan costs, net	7.4	8.6
Unallocated purchase price	131.1	136.1
Intangible assets, net	3.3	3.8
Goodwill	76.2	69.2
Other	—	0.3

	$785.4	$733.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36.1	$28.5
Accrued salaries	23.0	24.4
Other current liabilities	22.5	14.3
Estimated third-party payor settlements	4.1	8.2

	85.7	75.4

Long-term debt	250.0	250.0
Deferred income taxes	32.0	24.9
Professional and general liability risks and other liabilities	29.4	25.6

Minority interest in equity of consolidated entity	1.5	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 38,860,165 shares issued and 38,399,965 shares outstanding at September 30, 2003 and 39,550,540 shares issued and outstanding at December 31, 2002, respectively	0.4	0.4
Capital in excess of par value	296.6	297.2
Unearned ESOP compensation	(16.9)	(19.3)
Retained earnings	117.9	79.3
Treasury stock, at cost, 460,200 shares at September 30, 2003	(11.2)	—

	386.8	357.6

	$785.4	$733.5

(1)	Derived from audited financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Cash flows from operating activities:
Net income	$16.2	$12.7	$49.2	$23.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.8	8.9	33.4	28.0
Debt retirement costs	—	4.2	—	30.5
ESOP expense	1.8	2.2	4.9	7.4
Minority interest in earnings of consolidated entity	0.3	0.7	0.5	2.2
Deferred income taxes	5.0	1.4	7.1	0.6
Reserve for professional and general liability risks, net	(0.5)	2.4	3.3	7.5
Tax benefit from stock option exercises	0.5	0.3	0.7	1.3
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1.1	3.4	(6.8)	(14.8)
Inventories and other current assets	(1.0)	1.7	(4.4)	(1.4)
Accounts payable and accrued expenses	14.3	7.5	16.3	11.6
Income taxes payable	(4.8)	2.4	(9.1)	(0.1)
Estimated third-party payor settlements	(1.8)	(7.0)	(4.1)	(2.6)
Other	0.2	0.5	1.2	(0.2)

Net cash provided by operating activities	42.1	41.3	92.2	93.9

Cash flows from investing activities:
Purchases of property and equipment, net	(16.2)	(15.4)	(54.2)	(42.2)
Purchases of facilities	(15.7)	—	(16.3)	—
Maturities of short-term investments	—	21.5	—	—
Other	—	(0.9)	1.0	(2.2)

Net cash (used in) provided by investing activities	(31.9)	5.2	(69.5)	(44.4)

Cash flows from financing activities:
Repurchases of common stock	(11.0)	—	(28.0)	—
Repurchases of senior subordinated notes	—	(22.8)	—	(173.1)
Proceeds from employee loans	—	5.2	—	5.2
Proceeds from issuance of convertible notes, net	—	(0.2)	—	242.5
Proceeds from exercise of stock options	0.8	0.2	1.3	2.4
Other	0.6	(0.2)	1.1	0.1

Net cash (used in) provided by financing activities	(9.6)	(17.8)	(25.6)	77.1

Change in cash and cash equivalents	0.6	28.7	(2.9)	126.6
Cash and cash equivalents at beginning of period	19.5	155.1	23.0	57.2

Cash and cash equivalents at end of period	$20.1	$183.8	$20.1	$183.8

Interest payments	$0.3	$0.6	$6.6	$9.0
Income taxes paid, net	$10.1	$5.0	$34.8	$18.2

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     At September 30, 2003, LifePoint Hospitals, Inc. (the “Company”) was comprised of 28 general, acute care hospitals and related healthcare entities located in non-urban communities in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah, West Virginia and Wyoming.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on total assets, liabilities, stockholders’ equity, net income or cash flows.

     As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, a standard that addresses the classification of gains or losses from early retirement of debt. Prior to the adoption of SFAS No. 145, the Company reported losses from the early retirement of debt as extraordinary items, net of tax benefits in the consolidated statement of income. During the three months and nine months ended September 30, 2002, the Company recorded a $2.5 million and $18.9 million extraordinary loss, net of tax benefits of $1.7 million and $11.6 million, respectively, that resulted from the early retirement of debt. These charges were reclassified to comply with SFAS No. 145 by reducing previously reported income before minority interest and income taxes by $4.2 million and $30.5 million and reducing income taxes by $1.7 million and $11.6 million for the three months and nine months ended September 30, 2002, respectively, in the accompanying condensed consolidated statements of income. This reclassification had no impact on reported net income.

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts, and shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002 (a)	2003	2002 (b)

Numerator:
Numerator for basic earnings per share-net income	$16.2	$12.7	$49.2	$23.9
Interest on convertible notes, net of taxes	2.0	—	5.9	—

Numerator for diluted earnings per share	$18.2	$12.7	$55.1	$23.9

Denominator:
Denominator for basic earnings per share-weighted average shares outstanding	37,242	37,616	37,505	37,469
Effect of dilutive securities:
Employee stock options	846	920	713	1,026
Convertible notes	5,279	—	5,279	—
Other	55	84	61	87

Denominator for diluted earnings per share - adjusted weighted average shares	43,422	38,620	43,558	38,582

Basic earnings per share	$0.43	$0.34	$1.31	$0.64

Diluted earnings per share	$0.42	$0.33	$1.26	$0.62

(a)	The impact of the 5.3 million potential weighted average shares of common stock, if converted, and interest expense related to the convertible notes was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

(b)	The impact of the 2.6 million potential weighted average shares of common stock, if converted, and interest expense related to the convertible notes was not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46, as amended, must be applied for the first interim or annual period ending after December 15, 2003. The Company does not expect FIN 46 to have a material effect on its future results of operations, financial position or liquidity.

NOTE 4 – STOCK BENEFIT PLANS

     The Company issues stock options and other stock-based awards to key employees and directors. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. The Company continues to account for its stock-based compensation plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123.

     As the exercise price of all options granted under the Company’s incentive plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation is recognized in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In millions, except per share amounts)
Net income, as reported	$16.2	$12.7	$49.2	$23.9
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2.0)	(2.1)	(6.7)	(5.9)

Pro-forma net income	$14.2	$10.6	$42.5	$18.0

Earnings per share:
Basic – as reported	$0.43	$0.34	$1.31	$0.64

Basic – pro-forma	$0.38	$0.28	$1.13	$0.48

Diluted – as reported	$0.42	$0.33	$1.26	$0.62

Diluted – pro-forma	$0.37	$0.28	$1.11	$0.47

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

     The weighted average estimated value of stock options granted during the third quarter of 2003 was $10.41 ($11.82 for the third quarter of 2002), and for the nine months ended September 30, 2003 was $7.93 ($14.13 for the nine months ended September 30, 2002). These options were granted with an exercise price equal to the market price at the date of grant. These options become exercisable beginning in part from the date of grant to three years after the date of grant and expire 10 years after grant. The above table includes these additional stock options for the period subsequent to their grant. The values were estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Expected life (in years)	3.0	3.0	3.0	3.0
Risk free interest rate	2.64%	2.49%	1.88%	3.58%
Volatility	53%	53%	53%	53%

     Additional information with respect to stock option plan activity is as follows:

		Outstanding Options

	Shares		Weighted
	Available for	Number of	Average
	Options	Shares	Exercise Price

December 31, 2001	4,209,000	3,439,100	$19.33
Grants	(940,900)	940,900	$36.11
Exercises	—	(265,000)	$11.18
Cancellations	98,600	(98,600)	$19.04

December 31, 2002	3,366,700	4,016,400	$23.81
Grants	(1,031,400)	1,031,400	$21.38
Exercises	—	(107,900)	$12.22
Cancellations	159,500	(159,500)	$30.26

September 30, 2003	2,494,800	4,780,400	$23.33

NOTE 5 - CONTINGENCIES

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

     As of July 1, 2003, HCA had announced agreements with the Department of Justice that settled all federal criminal and civil litigation brought by the Department of Justice against HCA with respect to DRG coding, outpatient laboratory billing, home health issues, cost reports, physician relations and wound care issues. The settlement of these issues does not affect qui tam actions in which the Department of Justice has not intervened. Additionally, HCA has announced that it made payments to the Centers for Medicare and Medicaid Services (“CMS”) in accordance with an agreement to resolve all Medicare cost report, home office cost statement and appeal issues.

     HCA has agreed to indemnify the Company for any losses, other than consequential damages, arising from the governmental investigations of HCA’s business practices prior to the date of the distribution of the outstanding shares of the Company’s common stock to the stockholders of HCA and losses arising from legal proceedings, present or future, related to the investigation or actions engaged in before the distribution that relate to the investigation. However, the Company could be held responsible for any claims that are not covered by the agreements reached with the federal government or for which HCA is not required to, or fails to, indemnify the Company.

Internal Revenue Service Examination

     During 2003, the Internal Revenue Service (“IRS”) extended its examination of the Company’s federal income tax returns to include the calendar year ended December 31, 2001. During the third quarter of 2003, the IRS notified the Company regarding its findings related to the examination of the Company’s tax returns for the years ended December 31, 1999, 2000 and 2001. Management believes the one significant finding from the IRS examination of the Company’s federal tax returns related to the timing of the Company’s bad debt deduction. The IRS has disputed the Company’s computation of its tax deduction for bad debts during the years under examination resulting in an assessment of additional taxes of $7.4 million, which primarily represents a temporary difference. The IRS has delayed final settlement of this assessment until resolution of certain pending court proceedings related to the use of this bad debt deduction method by another hospital company. Management believes that adequate provisions have been reflected in the condensed consolidated financial statements to satisfy final resolution of the remaining disputed issue based upon current facts and circumstances.

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

General Liability Claims

     The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request punitive or other damages against the Company which may not be covered by insurance. The Company is currently not a party to any proceeding which, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of the Company’s communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company had committed to advance a maximum amount of approximately $27.9 million at September 30, 2003. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months, contingent upon the physician continuing to practice in the respective community.

Capital Expenditure Commitments

     The Company is reconfiguring some of its facilities to accommodate more effectively inpatient and outpatient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company had incurred approximately $38.2 million in uncompleted projects as of September 30, 2003, which is included in construction in progress in its accompanying condensed consolidated balance sheet. At September 30, 2003, the Company had projects under construction with an estimated additional cost to complete and equip of approximately $96.6 million.

     Pursuant to the asset purchase agreement for Ville Platte Medical Center, the Company has agreed to make certain capital improvements, the cost of which, together with the initial cash payment, defeasement of certain bonds and liabilities assumed, is not required to exceed $25.0 million. The capital improvements must be completed by December 1, 2004. The initial cash payment and liabilities assumed totaled $15.1 million, which leaves $9.9 million required for capital improvements. The Company had incurred approximately $3.0 million of the required capital improvements as of September 30, 2003.

     Pursuant to the asset purchase agreement for Logan Regional Medical Center, the Company has agreed to expend, regardless of the results of the hospital’s operations, at least $20.0 million in the aggregate for capital expenditures and improvements during the ten-year period following the date of acquisition of December 1, 2002. The Company had incurred approximately $1.3 million of the required capital improvements as of September 30, 2003.

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

     Net adjustments to estimated third-party payor settlements resulted in an increase to the Company’s revenues of $6.2 million for the nine months ended September 30, 2003 compared to $7.9 million for the same period last year. The Company had net adjustments to estimated third-party payor settlements that increased revenues by $1.9 million and $5.8 million during the three months ended September 30, 2003 and 2002, respectively. The adjustments had a favorable diluted earnings per share effect of $0.08 and $0.11 for the nine months ended September 30, 2003 and 2002, respectively. The adjustments had a favorable diluted earnings per share effect of $0.03 and $0.09 for the three months ended September 30, 2003 and 2002, respectively.

Acquisitions

     The Company has acquired and will continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows (in millions):

Balance as of December 31, 2002	$69.2
Consideration adjustments and finalization of purchase price allocation for acquisition completed prior to 2003-Russellville Hospital	7.0

Balance as of September 30, 2003	$76.2

     The gross carrying amount of the Company’s intangible assets was $4.2 million as of September 30, 2003 and December 31, 2002, and the net carrying amount was $3.3 million and $3.8 million as of September 30, 2003 and December 31, 2002, respectively. Amortization expense on intangible assets during the three and nine months ended September 30, 2003 was $0.2 million and $0.6 million, respectively.

NOTE 7 – PROFESSIONAL AND GENERAL LIABILITY RESERVES

     The Company is subject to medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintained insurance for individual malpractice claims exceeding $1.0 million for the years ended December 31, 2000 and 2001. For 2002, the Company increased its deductible to $10.0 million on individual malpractice claims. The Company lowered its deductible to $5.0 million on individual malpractice claims effective January 1, 2003. The Company’s reserves for professional and general liability risks are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors and other actuarial assumptions in the determination of reserve estimates. Reserve estimates are discounted to present value using a 5.0% discount rate and are revised twice each year by the Company’s independent actuaries. The estimated reserve for professional and general liability claims will be significantly affected if current and future claims differ from historical trends. While management monitors reported claims closely and considers potential outcomes as estimated by its actuaries when determining its professional and general liability reserves, the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes complicates the estimation process.

     The Company implemented enhanced processes in monitoring claims and managing losses in high risk areas during 2002 and 2003 to attempt to reduce loss levels and appropriately manage risk. During the first quarter of 2003, the Company improved its estimation process for determining its reserves for professional and general liability risks by expanding from using one actuary to using multiple actuaries. The Company uses the calculations of each actuary by factoring each actuary’s results into the determination of the Company’s recorded reserve levels. This process results in a refined estimation approach that management believes produces a more reliable estimate of ultimate losses. Based upon the actuarial valuations performed using June 30, 2003 loss information and the results of the enhanced processes described above, the change in the estimation process decreased the Company’s projected reserves. During the three and nine months ended September 30, 2003, the Company estimates it recognized approximately $1.2 million, or $0.02 per diluted share, and $4.1 million, or $0.06 per diluted share, respectively, of this reduction in projected reserves as pretax lower insurance cost, which assumes that the actuarial calculations remain unchanged for the remainder of 2003. The Company’s reserve levels are monitored throughout the year and will be reassessed at year-end based upon updated actuarial estimates. The Company’s actual year-end reserve levels will be established based upon the year-end actuarial calculations and will likely change from the Company’s current estimates.

     The reserve for professional and general liability risks was $28.8 million and $25.1 million at September 30, 2003 and December 31, 2002, respectively. The total cost of professional and general liability coverage for the three months ended September 30, 2003 and 2002 was approximately $1.4 million and $3.3 million, respectively. The total cost of professional and general liability coverage for the nine months ended September 30, 2003 and 2002 was approximately $8.9 million and $9.7 million, respectively.

NOTE 8 – ACQUISITION OF SPRING VIEW HOSPITAL

     Effective October 1, 2003, the Company acquired the 75-bed Spring View Hospital in Lebanon, Kentucky from Norton Healthcare for approximately $15.5 million, including working capital, which is included in unallocated purchase price on the Company’s accompanying balance sheet. The Company did not acquire the patient accounts receivable related to this hospital. The acquisition also included Spring View Nursing Home and Spring View Pediatrics. The Company used its available cash to pay for this acquisition on September 30, 2003. The combined annual revenues for this hospital and nursing home is approximately $21.3 million.

NOTE 9 – STOCK REPURCHASE PROGRAM

     On April 28, 2003, the Company announced that its Board of Directors authorized the repurchase of up to $100 million of its outstanding shares of common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors. The Company, which had approximately 38.4 million shares of common stock outstanding as of September 30, 2003, is not obligated to repurchase any specific number of shares under the program. The Company expects its purchases to be funded with a portion of the Company’s available cash and funds available under the Company’s amended and restated credit facility.

     As of September 30, 2003, the Company had used its available cash to purchase 1,323,800 shares for an aggregate purchase price of approximately $28.0 million, which repurchased shares are designated by the Company as treasury stock. The Company records treasury stock purchases at cost. The Company retired 863,600 of its 1,323,800 treasury shares.

     As of October 24, 2003, the Company had purchased an additional 710,000 shares for an aggregate purchase price of approximately $17.0 million subsequent to September 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

     At September 30, 2003, we operated 28 general, acute care hospitals and related healthcare entities located in non-urban communities in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah, West Virginia and Wyoming.

Forward-Looking Statements

     This report and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by us, contain, or will contain, disclosures which are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations and future financial condition, results of operations and cash flows. These factors include, but are not limited to:

•	reduction in payments to healthcare providers by government and commercial third-party payors, as well as cost-containment efforts of insurers and other payors;

•	the collectibility of uninsured accounts and deductible and co-payment amounts;

•	failure to comply, or allegations of lack of compliance with, applicable laws and regulations;

•	the possibility of adverse changes in federal, state or local regulations affecting the healthcare industry, including the uncertain impact on payment for services and supplies by the Medicare program contained in the Prescription Drug Bill presently being considered by the House and Senate Conference Committee;

•	our ability to manage healthcare risks resulting from the delivery of patient care, claims and legal actions relating to professional liabilities and the lack of state and federal tort reform;

•	uncertainty associated with compliance with the Health Insurance Portability and Accountability Act of 1996 regulations;

•	the ability to enter into and renew payor arrangements on acceptable terms;

•	the ability to maintain and increase patient volumes and control the costs of providing services and supply costs;

•	the availability, cost and terms of insurance coverage for us, our hospitals and physicians who practice at our hospitals;

•	the highly competitive nature of the healthcare business, including competition to recruit and retain general and specialized physicians, as well as competition from other specialized providers and competing services rendered in physician offices;

•	the ability to attract and retain qualified management and personnel, including physicians, nurses and clinical support personnel, consistent with our expectations and targets;

•	the geographic concentration of our operations;

•	our ability to acquire hospitals on favorable terms and to complete budgeted capital improvements of our existing facilities successfully;

•	our ability to integrate newly acquired facilities successfully;

•	the availability and terms of capital to fund our business strategy;

•	the potential adverse impact of government investigations and litigation involving the business practices of HCA (to the extent relating to periods prior to our formation) and of other healthcare providers (to the extent such investigations and litigation may affect us or our industry segment);

•	the financial viability of third-party payors;

•	our ongoing efforts to monitor, maintain and comply with applicable laws, regulations, policies and procedures including those required by the corporate integrity agreement that we entered into with the government in December 2000, and amended in April 2002, and those that, if violated, could cause any of our facilities to lose its state license or its ability to receive payments under the Medicare, Medicaid and TRICARE programs;

•	our reliance on information technology systems developed and maintained by HCA;

•	successful development or license of software and management information systems used for effective claims processing;

•	changes in accounting practices as required under generally accepted accounting principles in the United States;

•	volatility in the market value of our common stock and resulting costs to us to administer our Employee Stock Ownership Plan (“ESOP”);

•	our ability to complete and the impact of our share repurchase program;

•	changes in general economic conditions in the markets where our facilities are located, including decreases in employment and Medicaid coverage;

•	changes in the manner in which employers provide healthcare coverage to their employees, including cost-shifting to employees through higher co-payments;

•	inflationary pressures;

•	changes in our liquidity or indebtedness; and

•	other risk factors described in this report.

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

Revenue/Volume Trends

     We anticipate that our patient volumes and related revenues will increase as a result of the following factors:

•	Expanding Service Offerings. We believe our efforts to improve the quality and broaden the scope of healthcare services available at our facilities will lead to increased patient volumes. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to the success of these efforts. Between January 1, 1998 and September 30, 2003, we recruited 435 physicians, of which 309 have been retained by us. Adding new physicians should help increase both inpatient and outpatient volumes which, in turn, should increase revenues. Approximately 56% of our retained physicians are specialists. Continuing to add specialists should also allow us to grow by offering new services. In addition, increases in capital expenditures at our hospitals should increase local market share and help persuade patients to obtain healthcare services within their communities.

•	Medicare Rate Increases. On August 1, 2003, the CMS issued its updated rules for 2004 affecting Medicare payments to acute-care hospitals, rehabilitation hospitals and units, and skilled nursing facilities. The updated rules include a 3.4% increase in payment rates for inpatient acute care, beginning October 1, 2003. Also, under the new rule, the outlier threshold will decrease from $33,560 to $31,000. The rules update other payment factors, as well, including the wage index, diagnosis-related-group weights, expansion of the diagnosis-related-group transfer rule from ten diagnosis-related-groups to 29, and other factors that influence prospective payments. Consequently, the percentage increases described above may not be fully realized in the final payments. Other changes in the overall inpatient system rule have less significant positive and negative effects.

     Although we anticipate our patient volumes to increase, the resulting revenues will likely be offset in part by the following factors:

•	Discounts Received by Medicare, Medicaid and Managed Care Plans. We derive a significant portion of our business from Medicare, Medicaid and managed care plans. Admissions related to Medicare, Medicaid and managed care plan patients were 91.8% and 92.2% of total admissions for the nine months ended September 30, 2003 and 2002, respectively. These payors receive significant discounts.

•	Reductions in Medicaid Payments. Many of the states in which we operate are experiencing serious budgetary problems and have implemented or proposed new legislation that could significantly reduce the payments they make to hospitals under their Medicaid programs. These pending actions could have a material adverse effect on our financial condition and results of operations.

•	Efforts to Reduce Payments. Other third-party payors also negotiate discounted fees rather than paying standard prices. An increasing proportion of our services are reimbursed under predetermined payment amounts regardless of the cost incurred. In addition, employers are cost-shifting to employees through higher co-payments.

•	Growth in Outpatient Services. We anticipate that the growth trend in outpatient services will continue. A number of procedures once performed only on an inpatient basis have been, and will likely continue to be, converted to outpatient procedures. This conversion has occurred through continuing advances in pharmaceutical and medical technologies and as a result of efforts made by payors to control costs. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting. Net outpatient revenues as a percentage of total revenues increased from 50.1% in the nine months ended September 30, 2002 to 50.8% in the nine months ended September 30, 2003.

Cost Containment

     We seek to control costs by, among other things, reducing labor costs by improving labor productivity and attempting to decrease the use of contract labor, when appropriate, controlling supply expenses through the use of a group purchasing organization and reducing uncollectible revenues. We have implemented cost control initiatives such as adjusting staffing levels according to patient volumes, modifying supply purchases according to usage patterns and providing training to hospital staff in more efficient billing and collection processes. We believe that as our company grows, we will likely benefit from our ability to spread fixed administrative costs over a larger base of operations.

     There is no assurance that we can contain certain costs in the future. As a result of the general shortage of nurses and medical technicians in the healthcare industry, we may experience an increase in salaries and benefits expense if we are forced to hire additional contract health professionals or increase salaries to attract and retain our clinical employees.

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

Impact of Acquisitions

     Because of the relatively small number of hospitals we own, each hospital acquisition can materially affect our overall operating margin. We typically take a number of steps to lower operating costs when we acquire a hospital. The impact of our actions may be offset by other cost increases to expand services, strengthen medical staff and attract additional patients to our facilities. The benefits of our investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly acquired hospital may adversely affect our overall operating margin in the short term. As we acquire additional hospitals, this effect may be mitigated by the expanded financial base of our existing hospitals and the allocation of corporate overhead among a larger number of hospitals.

     Effective October 1, 2003, we acquired the 75-bed Spring View Hospital in Lebanon, Kentucky from Norton Healthcare for approximately $15.5 million, including working capital. We did not acquire the patient accounts receivable related to this hospital. The acquisition also included Spring View Nursing Home and Spring View Pediatrics. We used our available cash to pay for this acquisition. The combined annual revenues for this hospital and nursing home is approximately $21.3 million.

Operating Results Summary

     The following is a summary of results of operations for the three months and nine months ended September 30, 2003 and 2002 (dollars in millions, except for revenues per equivalent admission):

	Three Months Ended September 30,

	2003		2002

		% of		% of
	Amount	Revenues	Amount	Revenues

Revenues	$227.3	100.0%	$182.2	100.0%
Salaries and benefits (a)	90.5	39.8	71.0	39.0
Supplies (b)	29.0	12.7	22.6	12.4
Other operating expenses (c)	40.3	17.9	35.6	19.5
Provision for doubtful accounts	24.2	10.6	12.5	6.9
Depreciation and amortization	10.8	4.8	8.9	4.8
Interest expense, net	3.3	1.4	3.0	1.7
Debt retirement costs	—	—	4.2	2.3
ESOP expense	1.8	0.8	2.2	1.2

	199.9	88.0	160.0	87.8

Income before minority interest and income taxes	27.4	12.0	22.2	12.2
Minority interest in earnings of consolidated entity	0.3	0.1	0.7	0.4

Income before income taxes	27.1	11.9	21.5	11.8
Provision for income taxes	10.9	4.8	8.8	4.8

Net income	$16.2	7.1%	$12.7	7.0%

	Three Months Ended September 30,

	2003	2002	% Changes
	Amount	Amount	From Prior Year

Consolidated:
Revenues	$227.3	$182.2	24.7%
Number of hospitals at end of period	28	23	21.7
Admissions (d)	21,681	18,297	18.5
Equivalent admissions (e)	44,344	36,097	22.8
Revenues per equivalent admission	$5,126	$5,049	1.5
Outpatient factor (e)	2.04	1.97	3.6
Emergency room visits (f)	110,546	89,841	23.0
Inpatient surgeries	6,896	5,513	25.1
Outpatient surgeries (g)	20,834	16,233	28.3
Total surgeries	27,730	21,746	27.5
Licensed beds at end of period	2,624	2,196	19.5
Weighted average licensed beds	2,624	2,191	19.8
Average daily census	930	799	16.4
Average length of stay (days)	3.9	4.0	(2.5)
Medicare case mix index	1.16	1.14	1.8
Net outpatient revenues as a percentage of net revenues	51.2%	51.4%	N/A
Same Hospital (h):
Revenues	$192.6	$182.2	5.7%
Number of hospitals at end of period	23	23	—
Admissions (d)	18,205	18,297	(0.5)
Equivalent admissions (e)	36,602	36,097	1.4
Revenues per equivalent admission	$5,261	$5,048	4.2
Outpatient factor (e)	2.01	1.97	1.8
Emergency room visits (f)	89,079	89,841	(0.8)
Inpatient surgeries	5,883	5,513	6.7
Outpatient surgeries (g)	16,850	16,233	3.8
Total surgeries	22,733	21,746	4.5
Licensed beds at end of period	2,203	2,196	0.3
Weighted average licensed beds	2,203	2,191	0.5
Average daily census	786	799	(1.6)
Average length of stay (days)	4.0	4.0	—
Medicare case mix index	1.17	1.14	2.6
Net outpatient revenues as a percentage of net revenues	51.4%	51.4%	N/A

	Nine Months Ended September 30,

	2003		2002

		% of		% of
	Amount	Revenues	Amount	Revenues

Revenues	$669.8	100.0%	$541.7	100.0%
Salaries and benefits (a)	271.6	40.6	212.6	39.3
Supplies (b)	86.2	12.9	67.4	12.4
Other operating expenses (c)	122.0	18.2	101.1	18.6
Provision for doubtful accounts	58.6	8.7	38.8	7.2
Depreciation and amortization	33.4	5.0	28.0	5.2
Interest expense, net	9.9	1.5	9.9	1.8
Debt retirement costs	—	—	30.5	5.6
ESOP expense	4.9	0.7	7.4	1.4

	586.6	87.6	495.7	91.5

Income before minority interest and income taxes	83.2	12.4	46.0	8.5
Minority interest in earnings of consolidated entity	0.5	0.1	2.2	0.4

Income before income taxes	82.7	12.3	43.8	8.1
Provision for income taxes	33.5	5.0	19.9	3.7

Net income	$49.2	7.3%	$23.9	4.4%

	Nine Months Ended September 30,

	2003	2002	% Changes
	Amount	Amount	From Prior Year

Consolidated:
Revenues	$669.8	$541.7	23.6%
Number of hospitals at end of period	28	23	21.7
Admissions (d)	67,495	57,396	17.6
Equivalent admissions (e)	133,910	109,799	22.0
Revenues per equivalent admission	$5,002	$4,934	1.4
Outpatient factor (e)	1.98	1.91	3.7
Emergency room visits (f)	316,589	262,931	20.4
Inpatient surgeries	20,250	16,897	19.8
Outpatient surgeries (g)	58,918	48,478	21.5
Total surgeries	79,168	65,375	21.1
Licensed beds at end of period	2,624	2,196	19.5
Weighted average licensed beds	2,622	2,195	19.5
Average daily census	994	853	16.5
Average length of stay (days)	4.0	4.1	(2.4)
Medicare case mix index	1.14	1.15	(0.9)
Net outpatient revenues as a percentage of net revenues	50.8%	50.1%	N/A
Same Hospital (h):
Revenues	$565.9	$541.7	4.5%
Number of hospitals at end of period	23	23	—
Admissions (d)	56,233	57,396	(2.0)
Equivalent admissions (e)	109,654	109,799	(0.1)
Revenues per equivalent admission	$5,161	$4,933	4.6
Outpatient factor (e)	1.95	1.91	1.9
Emergency room visits (f)	259,732	262,931	(1.2)
Inpatient surgeries	17,232	16,897	2.0
Outpatient surgeries (g)	48,998	48,478	1.1
Total surgeries	66,230	65,375	1.3
Licensed beds at end of period	2,203	2,196	0.3
Weighted average licensed beds	2,201	2,195	0.3
Average daily census	836	853	(2.0)
Average length of stay (days)	4.1	4.1	—
Medicare case mix index	1.19	1.15	3.5
Net outpatient revenues as a percentage of net revenues	50.3%	50.1%	N/A

(a)	Represents our cost of salaries and benefits, including employee health benefits and workers compensation insurance, for all hospital and corporate employees and contract labor.

(b)	Includes our hospitals’ costs for pharmaceuticals, blood, surgical instruments and all general supply items, including the cost of freight.

(c)	Consists primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes.

(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(e)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue). The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the total number of hospital-based emergency room visits.

(g)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

(h)	Same hospital information excludes the operations of hospitals which we acquired during the periods presented. The costs of corporate overhead are included in same hospital information.

For the Three Months Ended September 30, 2003 and 2002

     Revenues increased 24.7% to $227.3 million for the three months ended September 30, 2003 compared to $182.2 million for the three months ended September 30, 2002. Of this increase, $34.7 million, or 19.0%, was from our fourth quarter 2002 acquisitions and $10.4 million, or 5.7%, was from same-hospital revenues. Net adjustments to estimated third-party payor settlements (“prior year contractuals”) resulted in an increase to revenues of $1.9 million for the three months ended September 30, 2003 compared to $5.8 million for the same period last year.

     On a same-hospital basis, outpatient revenues grew 5.6% from $93.7 million to $98.9 million, and inpatient revenues increased 6.7% from $85.4 million to $91.2 million, for the three months ended September 30, 2003 compared to the same period in 2002. On a same-hospital basis, admissions during the three months ended September 30, 2003 remained relatively unchanged, with 92 fewer admissions over the same period in 2002. Same-hospital inpatient surgeries increased by 370 surgeries, or 6.7%, over the same period in 2002. Our same-hospital Medicare case mix increased from 1.14 for the three months ended September 30, 2002 to 1.17 for the three months ended September 30, 2003. A primary driver in the case mix increase was our open-heart program at Lake Cumberland Regional Hospital that opened in the fourth quarter of 2002.

     As it relates to our same-hospital outpatient revenues, our outpatient surgeries for the three months ended September 30, 2003 were up 617 surgeries, or 3.8% higher than last year’s third quarter. We experienced increases in revenues related to radiology, surgery, lab and emergency services. Our same-hospital outpatient revenues were unchanged at approximately 51.4% of our total revenues for the three months ended September 30, 2003 and 2002.

     After factoring all of the above, our equivalent admissions for the three months ended September 30, 2003 increased 1.4% on a same-hospital basis over the same period in 2002. As it relates to pricing and acuity, our same-hospital revenues per equivalent admission for the three months ended September 30, 2003 were up 4.2%, or $213 per equivalent admission, over the same period in 2002. Revenues per equivalent admission on our 2002 acquisitions were approximately $799 less than our same-hospital revenues per equivalent admission during the three months ended September 30, 2003.

     Excluding the effect of the prior year contractuals of $1.9 million and $5.8 million for the three months ended September 30, 2003 and 2002, respectively, revenues increased 27.8% and revenues per equivalent admission increased 4.0%. Excluding the prior year contractuals, same-hospital revenues increased 8.1% and same hospital revenues per equivalent admission increased 6.6%.

     Our breakdown of revenues by payor class, on a consolidated basis, is as follows:

	Three Months Ended
	September 30,

	2003	2002

Medicare	36.0%	33.6%
Medicaid	14.4%	19.2%
Discount and Commercial	35.4%	37.4%
Self Pay and Other	14.2%	9.8%

     Our breakdown of revenues by payor class, on a same-hospital basis, is as follows:

	Three Months Ended
	September 30,

	2003	2002

Medicare	34.4%	33.6%
Medicaid	15.8%	19.2%
Discount and Commercial	38.1%	37.4%
Self Pay and Other	11.7%	9.8%

     The above tables include prior year contractuals, including a $5.0 million increase in Medicaid revenues for the three months ended September 30, 2002 related to a Kentucky Medicaid rate appeal.

     Salaries and benefits increased as a percentage of revenues to 39.8% for the three months ended September 30, 2003 from 39.0% for the three months ended September 30, 2002, primarily as a result of the hospitals acquired during the fourth quarter of 2002 which had higher than average salaries and benefits as a percentage of our revenues. For the three months ended September 30, 2003, salaries and benefits were approximately 46.1% as a percentage of revenues for our hospitals acquired in 2002. On a same-hospital basis, salaries and benefits decreased as a percentage of revenues to 38.7% for the three months ended September 30, 2003 compared to 39.0% for the same period in 2002. In addition, on a same-hospital basis, salaries and benefits per man-hour increased 6.2% while man-hours per equivalent admission decreased 2.7% during the three months ended September 30, 2003 as compared to the same period in 2002. On a same-hospital basis, our salaries and benefits per equivalent admission increased 3.5% for the three months ended September 30, 2003 compared to the same period in 2002.

     Supply costs as a percentage of revenues increased to 12.7% for the three months ended September 30, 2003 from 12.4% for the three months ended September 30, 2002. Supply costs as a percentage of revenues for the hospitals acquired in 2002 was 13.2%. On a same-hospital basis, supply costs increased as a percentage of revenues to 12.7% for the three months ended September 30, 2003 from 12.4% over the same period in 2002 primarily as a result of our new open-heart unit at Lake Cumberland Regional Hospital, which opened during the fourth quarter of 2002, and increases in surgical supply costs related to increased surgical volumes.

     Other operating expenses decreased as a percentage of revenues to 17.9% for the three months ended September 30, 2003 from 19.5% for the three months ended September 30, 2002. For the three months ended September 30, 2003, other operating expenses as a percentage of revenues for the hospitals acquired in 2002 was approximately 17.8%. On a same-hospital basis, other operating expenses decreased as a percentage of revenues to 17.7% for the three months ended September 30, 2003 from 19.4% for the three months ended September 30, 2002, primarily as a result of lower professional and general liability insurance expense and lower contract services expense. Our professional and general liability insurance expense was $0.8 million, on a same-hospital basis, in the third quarter of 2003 as compared to $3.3 million in the same period in 2002. This decrease relates to favorable loss experience as estimated by our external actuaries and our 2003 change to using multiple actuaries under the self-insured portion of our insurance program, as further discussed in Note 7 of our condensed consolidated financial statements included elsewhere herein. Physician recruiting costs increased $2.4 million for the three months ended September 30,

2003 as compared to the same period in 2002 as a result of our increased number of recruited physicians. Contract services expense decreased by $0.6 million for the three months ended September 30, 2003 as compared to the same period last year, on a same-hospital basis. Included in other operating expenses for the three months ended September 30, 2002 were non-recurring fees of $0.9 million related to the Kentucky Medicaid rate appeal.

     Provision for doubtful accounts increased as a percentage of revenues to 10.6% for the three months ended September 30, 2003 from 6.9% for the three months ended September 30, 2002, primarily as a result of increased self-pay revenues. In addition, provision for doubtful accounts as a percentage of revenues for the hospitals acquired in 2002 was 16.9% for the three months ended September 30, 2003. On a same-hospital basis, the provision for doubtful accounts increased as a percentage of revenues to 9.5% for the three months ended September 30, 2003 from 6.9% over the same period in 2002, primarily as a result of increased self-pay revenues. On a same-hospital basis, self-pay revenues increased sequentially from $15.0 million in the three months ended June 30, 2003 to $17.7 million in the three months ended September 30, 2003. In addition, same-hospital self-pay revenues were $14.5 million in the three months ended September 30, 2002.

     Depreciation and amortization expense increased to $10.8 million for the three months ended September 30, 2003 from $8.9 million for the three months ended September 30, 2002, primarily as a result of the hospitals acquired in 2002 and depreciation associated with capital improvements at our facilities. Depreciation expense associated with the hospitals acquired in 2002 was $1.2 million for the three months ended September 30, 2003. Same-hospital depreciation and amortization expense was $9.6 million for the three months ended September 30, 2003.

     Net interest expense increased to $3.3 million for the three months ended September 30, 2003 from $3.0 million for the three months ended September 30, 2002 because of lower interest income earned on invested cash and cash equivalents.

     During the three months ended September 30, 2002, we repurchased $19.1 million of our $150.0 million 10 3/4% Senior Subordinated Notes due 2009. In connection with these repurchases, we incurred debt retirement costs of $4.2 million which consisted of $3.6 million in premiums, commissions and fees paid for the repurchases and $0.6 million in non-cash net deferred loan cost write-offs.

     ESOP expense decreased to $1.8 million for the three months ended September 30, 2003 from $2.2 million for the three months ended September 30, 2002. This decrease was a result of a lower average fair market value of our common stock during the three months ended September 30, 2003 compared to the same period in 2002. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

     Minority interest in earnings of consolidated entity was $0.3 million for the three months ended September 30, 2003 compared to $0.7 million for the three months ended September 30, 2002. We purchased the 30% limited partnership interest in Dodge City Healthcare Group, L.P., the entity that owns and operates the 110-bed Western Plains Regional Hospital and affiliated surgery center in Dodge City, Kansas, for $25 million in October 2002. Minority interest in earnings of consolidated entity related solely to this entity in 2002. Minority interest in earnings of consolidated entity in 2003 relates to a minority equity interest owned by physicians in an ambulatory surgery center, which was syndicated during the second quarter of 2003. The physician partners contributed approximately $1.0 million and have a 43% minority interest in the surgery center. Although the syndication of surgery centers or hospitals is not a part of our core strategy, we will review these opportunities on a case-by-case basis.

     The provision for income taxes increased to $10.9 million for the three months ended September 30, 2003 compared to $8.8 million for the three months ended September 30, 2002. The income tax provision reflects an effective income tax rate of 40.3% for the three months ended September 30, 2003 as compared to an effective income tax rate of 41.0% for the three months ended September 30, 2002. The provision for income taxes for the three months ended September 30, 2002 was reduced by an income tax benefit of $1.7 million as a result of the debt retirement costs incurred in the same period.

For the Nine Months Ended September 30, 2003 and 2002

     Revenues increased 23.6% to $669.8 million for the nine months ended September 30, 2003 compared to $541.7 million for the nine months ended September 30, 2002. Of this increase, $103.9 million, or 19.1%, was from our acquisitions during the fourth quarter of 2002 and $24.2 million, or 4.5%, was from same-hospital revenues. Prior year contractuals resulted in an increase to revenues of $6.2 million for the nine months ended September 30, 2003 compared to an increase to revenues of $7.9 for the nine months ended September 30, 2002.

     On a same-hospital basis, outpatient revenues grew 4.8% from $271.3 million to $284.4 million, and inpatient revenues increased 5.0% from $261.1 million to $274.2 million, for the nine months ended September 30, 2003 compared to the same period in 2002. On a same-hospital basis, admissions decreased 2.0% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Same-hospital inpatient surgeries increased 335 surgeries, or 2.0%, over the same period in 2002. Our same-hospital Medicare case mix increased from 1.15 for the nine months ended September 30, 2002 to 1.19 for the nine months ended September 30, 2003. A primary driver in the case mix increase was our open-heart program at Lake Cumberland Regional Hospital that opened in the fourth quarter of 2002.

     As it relates to our same-hospital outpatient revenues, our outpatient surgeries for the nine months ended September 30, 2003 increased 520 surgeries, or 1.1%, as compared to the same period in 2002. Our same-hospital outpatient revenues for the nine months ended September 30, 2003 were approximately 50.3% of our total revenues compared to 50.1% in the same period in 2002. The increase in the percentage from the prior year was partially offset by the increase in inpatient intensity as a result of the open-heart program at Lake Cumberland Regional Hospital mentioned above.

     After factoring all of the above, our equivalent admissions decreased by 0.1% on a same-hospital basis during the first nine months of 2003 as compared to the same period in 2002. As it relates to pricing and acuity, our same-hospital revenues per equivalent admission for the nine months ended September 30, 2003 were up 4.6%, or $228 per equivalent admission, over the same period in 2002. Revenues per equivalent admission on our 2002 acquisitions were approximately $913 less than our same-hospital revenues per equivalent admission during the nine months ended September 30, 2003.

     Excluding the effect of the prior year contractuals of $6.2 million and $7.9 million for the nine months ended September 30, 2003 and 2002, respectively, revenues increased 24.3% and revenues per equivalent admission increased 1.9%. Excluding the prior year contractuals, same-hospital revenues increased 4.9% and same hospital revenues per equivalent admission increased 5.0%.

     Our breakdown of revenues by payor class, on a consolidated basis, is as follows:

	Nine Months Ended
	September 30,

	2003	2002

Medicare	36.4%	34.3%
Medicaid	14.6%	16.9%
Discount and Commercial	36.0%	38.2%
Self Pay and Other	13.0%	10.6%

     Our breakdown of revenues by payor class, on a same-hospital basis, is as follows:

	Nine Months Ended
	September 30,

	2003	2002

Medicare	35.9%	34.2%
Medicaid	16.0%	16.9%
Discount and Commercial	37.4%	38.2%
Self Pay and Other	10.7%	10.7%

     The above tables include prior year contractuals, including a $5.0 million increase in Medicaid revenues for the nine months ended September 30, 2002 related to a Kentucky Medicaid rate appeal.

     Salaries and benefits increased as a percentage of revenues to 40.6% for the nine months ended September 30, 2003 from 39.3% for the nine months ended September 30, 2002, primarily as a result of our hospitals acquired during the fourth quarter of 2002 which had higher than average salaries and benefits as a percentage of our revenues. For the nine months ended September 30, 2003, salaries and benefits were approximately 46.6% as a percentage of revenues for our hospitals acquired in 2002. On a same-hospital basis, salaries and benefits increased as a percentage of revenues to 39.5% for the nine months ended September 30, 2003 compared to 39.3% for the same period in 2002. In addition, on a same-hospital basis, salaries and benefits per man-hour increased 5.4% while man-hours per equivalent admission decreased 0.3% during the nine months ended September 30, 2003 as compared to the same period in 2002. On a same-hospital basis, salaries and benefits per equivalent admission grew 5.1% for the nine months ended September 30, 2003 compared to the same period in 2002.

     Supply costs as a percentage of revenues increased to 12.9% for the nine months ended September 30, 2003 from 12.4% for the nine months ended September 30, 2002. Outfitting the hospitals acquired in 2002 primarily accounted for this increase, as supply costs as a percentage of revenues for our hospitals acquired in 2002 was approximately 14.2%. On a same-hospital basis, supply costs increased as a percentage of revenues to 12.6% for the nine months ended September 30, 2003 from 12.4% over the same period in 2002.

     Other operating expenses decreased as a percentage of revenues to 18.2% for the nine months ended September 30, 2003 from 18.6% for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, other operating expenses as a percentage of revenues for the hospitals acquired in 2002 was approximately 19.0%. On a same-hospital basis, other operating expenses decreased as a percentage of revenues to 18.1% for the nine months ended September 30, 2003 from 18.6% for the nine months ended September 30, 2002 primarily as a result of lower professional and general liability insurance expense and lower professional fees in the nine months ended September 30, 2003. Our professional and general liability insurance expense was $6.8 million, on a same-hospital basis, during the nine months ended September 30, 2003 as compared to $9.7 million in the same period in 2002. This decrease relates to favorable loss experience as estimated by our external actuaries and our 2003 change to using multiple actuaries under the self-insured portion of our insurance program, as further discussed in Note 7 of our condensed consolidated financial statements included elsewhere herein. Our physician recruiting costs increased from $4.5 million for the nine months ended September 30, 2002 to $9.3 million for the nine months ended September 30, 2003 as a result of our increased number of recruited physicians. Professional fees decreased by $0.7 million for the nine months ended September 30, 2003 as compared to the same period in 2002, on a same-hospital basis. Included in other operating expenses for the nine months ended September 30, 2002 were non-recurring fees of $0.9 million related to the Kentucky Medicaid rate appeal.

     Provision for doubtful accounts increased as a percentage of revenues to 8.7% for the nine months ended September 30, 2003 from 7.2% for the nine months ended September 30, 2002, primarily as a result of the hospitals acquired in 2002 which have a higher than average provision for doubtful accounts as a percentage of our revenues. Provision for doubtful accounts as a percentage of revenues for our hospitals acquired in 2002 was 14.2% for the nine months ended September 30, 2003. On a same-hospital basis, the provision for doubtful accounts increased as a percentage of revenues to 7.7% for the nine months ended September 30, 2003 from 7.2% over the same period in 2002. On a same-hospital basis, self-pay revenues increased from $46.5 million in the nine months ended September 30, 2002 to $47.6 million in the nine months ended September 30, 2003.

     Depreciation and amortization expense increased to $33.4 million for the nine months ended September 30, 2003 from $28.0 million for the nine months ended September 30, 2002, primarily as a result of the hospitals acquired in 2002 and depreciation associated with capital improvements at our facilities. Depreciation expense associated with the hospitals acquired in 2002 was $3.5 million for the nine months ended September 30, 2003. Same-hospital depreciation and amortization expense was $29.9 million for the nine months ended September 30, 2003.

     Net interest expense remained unchanged at $9.9 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

     During the nine months ended September 30, 2002, we repurchased $147.1 million of our $150.0 million 10 3/4% Senior Subordinated Notes due 2009. In connection with these repurchases, we incurred debt retirement costs of $30.5 million in the nine months ended September 30, 2002 which consisted of $26.0 million in premiums, commissions and fees paid for the repurchases and $4.5 million in non-cash net deferred loan cost write-offs.

     ESOP expense decreased to $4.9 million for the nine months ended September 30, 2003 from $7.4 million for the nine months ended September 30, 2002. This decrease was a result of a lower average fair market value of our common stock during the nine months ended September 30, 2003 compared to the same period in 2002. We recognize ESOP expense based on the average fair market value of the shares committed to be released during the period.

     Minority interest in earnings of consolidated entity was $0.5 million for the nine months ended September 30, 2003 compared to $2.2 million for the nine months ended September 30, 2002. We purchased the 30% limited partnership interest in Dodge City Healthcare Group, L.P., the entity that owns and operates the 110-bed Western Plains Regional Hospital and affiliated surgery center in Dodge City, Kansas, for $25 million in October 2002. Minority interest in earnings of consolidated entity related solely to this entity in 2002. Minority interest in earnings of consolidated entity in 2003 relates to a minority equity interest owned by physicians in an ambulatory surgery center, which was syndicated during the second quarter of 2003. The physician partners contributed approximately $1.0 million and have a 43% minority interest in the surgery center. Although the syndication of surgery centers or hospitals is not a part of our core strategy, we will review these opportunities on a case-by-case basis.

     The provision for income taxes increased to $33.5 million for the nine months ended September 30, 2003 compared to $19.9 million for the nine months ended September 30, 2002. These income tax provisions reflect effective income tax rates of 40.5% for the nine months ended September 30, 2003 compared to 45.5% for the nine months ended September 30, 2002. The provision for income taxes for the nine months ended September 30, 2002 was reduced by an income tax benefit of $11.6 million as a result of the debt retirement costs incurred in the same period.

Liquidity and Capital Resources

     Our primary sources of liquidity are cash flow provided by our operations and our revolving credit facility. Our liquidity for the nine-month period ended September 30, 2003 was derived primarily from net cash provided by operating activities. In the nine months ended September 30, 2003, our operations provided approximately $92.2 million in cash flows compared to $93.9 million in the same period of 2002.

     Our revolving credit facility is guaranteed by substantially all of our current and future subsidiaries and is secured by substantially all of our assets. The facility requires that we comply with certain financial covenants, including:

Level at September 30,
	Requirement	2003

Maximum permitted consolidated leverage ratio	<3.50 to 1.00	1.58 to 1.00
Maximum permitted consolidated senior leverage ratio	<2.50 to 1.00	0.17 to 1.00
Minimum permitted consolidated interest coverage ratio	>3.50 to 1.00	12.40 to 1.00
Minimum permitted consolidated net worth	>$260.2 million	$386.8 million
Maximum capital expenditures – last twelve months	<$130.8 million	$72.7 million

     The credit facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of September 30, 2003. As of September 30, 2003, we had letters of credit in the aggregate amount of $29.9 million outstanding, which reduced the amount available under our revolving credit facility to $170.1 million.

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

     On May 22, 2002, we sold 4 1/2% Convertible Subordinated Notes due 2009 in the aggregate principal amount of $250 million (the “Convertible Notes”). The net proceeds of approximately $242.5 million were used for acquisitions, capital improvements at our existing facilities, repurchases of our 10 3/4% Senior Subordinated Notes, working capital and general corporate purposes. The Convertible Notes bear interest at the rate of 4 1/2% per year, payable semi-annually on June 1 and December 1. The Convertible Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $47.36 per share. The conversion price is subject to adjustment in certain circumstances. We may redeem all or a portion of the Convertible Notes on or after June 3, 2005, at the then current redemption prices, plus accrued and unpaid interest. Holders of the Convertible Notes may require us to repurchase all of the holder’s Convertible Notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The Convertible Notes are unsecured and subordinated to our existing and future senior indebtedness and senior subordinated indebtedness. The Convertible Notes rank junior to our other liabilities. The indenture governing the Convertible Notes does not contain any financial covenants. A total of 5,278,825 shares of common stock have been reserved for issuance upon conversion of the Convertible Notes.

     Our capital expenditures were $54.2 million in the nine months ended September 30, 2003, compared to $42.2 million in the corresponding period in 2002. Capital expenditures for the twelve months ended September 30, 2003 were $72.7 million. We expect the level of capital expenditures in the next twelve months to be somewhat higher. We have some large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to accommodate more effectively inpatient and outpatient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At September 30, 2003, we had projects under construction with an estimated additional cost to complete and equip of approximately $96.6 million. This increased from $45.7 million as of June 30, 2003 because management approved various construction projects during the third quarter of 2003. We anticipate that these projects will be completed over the next three years. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our revolving credit facility.

     Our business strategy contemplates the acquisition of additional hospitals, and we regularly review potential acquisitions. These acquisitions may, however, require additional financing. We regularly evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt or equity for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Effective October 1, 2003, we acquired the 75-bed Spring View Hospital in Lebanon, Kentucky from Norton Healthcare for approximately $15.5 million, including working capital. We did not acquire the patient accounts receivable related to this hospital. The acquisition also included Spring View Nursing and Spring View Pediatrics. We used our available cash to pay for this acquisition.

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

     On April 28, 2003, we announced that our Board of Directors authorized the repurchase of up to $100 million of our outstanding shares of common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors, to enable us to take advantage of opportunistic market conditions. We had approximately 38.4 million shares of common stock outstanding as of September 30, 2003. We are not obligated to repurchase any specific number of shares under the program. As of September 30, 2003, we had used our available cash to purchase 1,323,800 shares for an aggregate of approximately $28.0 million, which repurchased shares are designated by us as treasury stock. We retired 863,600 of our 1,323,800 treasury shares.

     As of October 24, 2003, we had purchased an additional 710,000 shares for an aggregate purchase price of approximately $17.0 million subsequent to September 30, 2003.

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

Contingencies

     Please refer to Note 5 of our condensed consolidated financial statements included elsewhere herein for a discussion of our material financial contingencies, including:

•	HCA investigations, litigation and indemnification rights;

•	Internal Revenue Service examinations;

•	An Americans with Disabilities Act claim;

•	Our Corporate Integrity Agreement;

•	General liability claims;

•	Physician commitments;

•	Capital expenditure commitments;

•	Prior period cost report settlements; and

•	Acquisitions.

Inflation

     The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages in marketplaces occur. In addition, suppliers and insurers pass along rising costs to us in the form of higher prices. Our ability to pass on these increased costs is limited because of increasing regulatory and competitive pressures, as discussed above. Accordingly, inflationary pressures could have a material adverse effect on our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     During the nine months ended September 30, 2003, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely basis. There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits:

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation (a)

3.2	Bylaws (a)

4.1	Form of Specimen Stock Certificate (b)

4.2	Rights Agreement dated as of May 11, 1999 between LifePoint Hospitals, Inc. and National City Bank as Rights Agent (a)

4.3	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 1/2% Convertible Subordinated Notes due 2009 (c)

4.4	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (c)

4.5	Form of 4 1/2% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (c)

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 0-29818.

(b)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File Number 0-29818.

(c)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File Number 333-90536.

(b)	Reports on Form 8-K filed during the three months ended September 30, 2003:

     On July 28, 2003, we furnished pursuant to Item 12 of Form 8-K a copy of our press release issued on July 28, 2003, containing our 2003 second quarter earnings results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2003	LifePoint Hospitals, Inc.

	By:	/s/ Michael J. Culotta

Michael J. Culotta
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation (a)

3.2	Bylaws (a)

4.1	Form of Specimen Stock Certificate (b)

4.2	Rights Agreement dated as of May 11, 1999 between LifePoint Hospitals, Inc. and National City Bank as Rights Agent (a)

4.3	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 1/2% Convertible Subordinated Notes due 2009 (c)

4.4	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (c)

4.5	Form of 4 1/2% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (c)

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 0-29818.

(b)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File Number 0-29818.

(c)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File Number 333-90536.