Form 10-K
period 2003-12-31
LIFEPOINT HOSPITALS INC
filed 2004-03-09
CIK 1074772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 0-29818

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2165845
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

103 Powell Court, Suite 200	37027
Brentwood, Tennessee	(Zip Code)
(Address Of Principal Executive Offices)

(615) 372-8500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share	Preferred Stock Purchase Rights
(Title of Class)	(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No ☐

     The aggregate market value of the shares of Common Stock of LifePoint Hospitals, Inc. held by non-affiliates as of June 30, 2003, was approximately $651.6 million.

     As of March 1, 2004, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 38,030,598.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for our annual meeting of stockholders to be held on June 15, 2004 are incorporated by reference into Part III of this report.

PART I

Item 1. Business

General

     We operate 29 general, acute care hospitals with an aggregate of 2,737 licensed beds in non-urban communities. In all but one of our communities, our hospital is the only provider of acute care hospital services. Our hospitals are located in Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah, West Virginia and Wyoming. We generated $907.1 million in revenues during 2003.

     We were formed as a division of HCA Inc. (“HCA”) in November 1997 to operate general, acute care hospitals in non-urban communities. We became an independent, publicly traded company on May 11, 1999 when HCA distributed all outstanding shares of our common stock to its stockholders.

The Non-Urban Healthcare Market

     We believe that non-urban healthcare markets are attractive because of the following factors:

•	Less Competition. Non-urban communities have smaller populations with fewer hospitals and other healthcare service providers. We believe that the smaller populations and relative significance of the hospital in these markets may lessen the likelihood of the entry of alternate non-hospital providers, including outpatient surgery centers, rehabilitation centers and diagnostic imaging centers.

•	Community Focus. We believe that non-urban areas generally view the local hospital as an integral part of the community. Therefore, we believe patients and physicians tend to be more loyal to the hospital.

•	Acquisition Opportunities. Currently, not-for-profit and governmental entities own most non-urban hospitals. These entities often have limited access to the capital needed to keep pace with advances in medical technology. In addition, these entities sometimes lack the management resources necessary to control hospital expenses, recruit and retain physicians, expand healthcare services and comply with increasingly complex reimbursement and managed care requirements. As a result, patients may migrate to, may be referred by local physicians to, or may be encouraged by managed care plans to travel to, hospitals in larger, urban markets. We believe that, as a result of these pressures, many not-for-profit and governmental owners of non-urban hospitals who wish to preserve the local availability of quality healthcare services are interested in selling or leasing these hospitals to companies, like ours, that are committed to the local delivery of healthcare and that have greater access to capital and management resources.

Operating Philosophy

     We are committed to operating general, acute care hospitals in growing, non-urban markets. As a result, we adhere to an operating philosophy that is focused on the unique patient and provider needs and opportunities in these communities. This philosophy includes a commitment to:

•	improving and increasing the scope of available healthcare services;

•	providing physicians a positive environment in which to practice medicine, with access to necessary equipment, office space and resources;

•	providing an outstanding work environment for employees;

•	recognizing and expanding the hospital’s role as a community asset; and

•	continuing to improve each hospital’s financial performance.

Business Strategy

     We manage our hospitals in accordance with our operating philosophy and have developed the following strategies tailored for each of our markets:

•	Expand Breadth of Services and Attract Community Patients. We strive to increase revenues by improving and broadening the scope of healthcare services available at our facilities, and to recruit physicians with a broader range of specialties. We believe that our expansion of available treatments and our community focus will encourage residents in the non-urban markets we serve to seek care locally at our facilities rather than at facilities outside the area. We have undertaken projects in a majority of our hospitals that are targeted at expanding specialty services. Capital expenditures related to these projects are as follows (dollars in millions):

	Number
	Of
	Projects in
	Years					Estimated
Expansion or Renovation Project	Presented	2000	2001	2002	2003	2004

Operating room expansions	12	$6.4	$11.9	$10.2	$8.4	$3.1
MRI additions	16	3.0	4.1	8.7	6.5	2.9
CT scanner additions	10	0.6	3.6	1.3	—	1.0
Emergency room expansions	4	1.7	0.7	0.5	3.3	7.5
Rehabilitation additions	7	—	0.5	2.8	1.7	2.6
Cardiac cath lab additions	5	—	—	3.1	2.0	—
Patient room additions	2	—	—	1.4	7.2	17.5
Medical office building additions	10	—	1.2	6.8	6.4	1.0
Miscellaneous expansions	10	0.1	0.5	5.6	8.8	27.7

•	Strengthen Physician Recruiting and Retention. We believe that recruiting physicians in local communities is critical to increasing the quality of healthcare and the breadth of available services at our facilities. Our physician recruitment program is currently focused on recruiting additional specialty care physicians and primary care physicians. Our management is focused on working more effectively with individual physicians and physician practices. We believe that expansion of the range of available treatments at our hospitals should also assist in physician recruiting and contribute to the sense that our hospitals are community assets.

•	Improve Expense Management. We seek to control costs by, among other things, attempting to reduce labor costs by improving labor productivity and attempting to decrease the use of contract labor, when appropriate, controlling supply expenses through the use of a group purchasing organization and reducing uncollectible revenues. We have implemented cost control initiatives that include appropriately adjusting staffing levels according to patient volumes, modifying supply purchases according to usage patterns and providing support to hospital staff in more efficient billing and collection processes. We believe that as our company grows, we should benefit from our ability to spread fixed administrative costs over a larger base of operations.

•	Retain and Develop Stable Management. We seek to retain the executive teams at our hospitals to enhance medical staff relations and maintain continuity of relationships within the community. We make a commitment to the rural communities we serve by focusing our recruitment of managers and healthcare professionals to those who wish to live and practice in the communities in which our hospitals are located. In addition, these hospital leaders may participate in our stock incentive plans.

•	Improve Managed Care Position. We continue to strive to improve our revenues from managed care plans by negotiating facility-specific contracts with these payors on terms appropriate for smaller, non-urban markets.

•	Acquire Other Hospitals. We continue to pursue a disciplined acquisition strategy and seek to identify and acquire hospitals in non-urban markets that are the sole or significant market provider of healthcare services in the community. In the fourth quarter of 2003, we acquired Spring View Hospital in Lebanon, Kentucky. In the fourth quarter of 2002, we acquired five hospitals, Russellville Hospital in Russellville, Alabama, Northwest Medical Center in Winfield, Alabama, Lakeland Community Hospital in Haleyville, Alabama, and Logan

Regional Medical Center and Guyan Valley Hospital, both of which are in Logan, West Virginia. Each of these hospitals is located in areas where patients often travel outside of the community for healthcare services. By implementing our operating strategies, we believe that we may attract many of these patients that historically have sought care elsewhere.

We believe that our strategic goals align our interests with those of the local communities served by our hospitals. We believe that the following qualities enable us to successfully compete for acquisitions:

•	our commitment to maintaining the local availability of healthcare services;

•	our reputation for providing market-specific, broader-based healthcare;

•	our focus on physician recruiting and retention;

•	our management’s operating experience;

•	our access to financing and our liquidity; and

•	our ability to provide the necessary equipment and resources for physicians.

Operations

     Our general, acute care hospitals usually provide the range of medical and surgical services commonly available in hospitals in non-urban markets. Services provided by our hospitals also include diagnostic and emergency services, as well as outpatient and ancillary services including outpatient surgery, laboratory, rehabilitation, radiology, respiratory therapy and physical therapy.

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

     Like most hospitals located in non-urban areas, our hospitals do not engage in extensive medical research and medical education programs. However, ten of our hospitals have an affiliation with medical schools, including the clinical rotation of medical students.

     In addition to providing capital resources, we make available a variety of management services to our healthcare facilities. These services include, among other things:

•	information and clinical systems;

•	accounting, financial, tax, managed care and reimbursement support;

•	legal support;

•	human resources support;

•	risk management;

•	corporate compliance;

•	clinical support;

•	physician recruiting;

•	education and training;

•	HIPAA compliance;

•	construction oversight and management;

•	internal auditing; and

•	materials management.

     We participate along with other healthcare companies in a group purchasing organization, HealthTrust Purchasing Group, which makes certain national supply and equipment contracts available to our facilities. We own approximately a 2% equity interest in this group purchasing organization.

Properties

     The following table lists the hospitals owned by us, except as otherwise indicated, as of January 31, 2004:

Facility Name	City	State	Licensed Beds

Andalusia Regional Hospital	Andalusia	AL	101
Lakeland Community Hospital	Haleyville	AL	99
Russellville Hospital	Russellville	AL	100
Northwest Medical Center (a)	Winfield	AL	71
Bartow Memorial Hospital	Bartow	FL	56
Putnam Community Medical Center	Palatka	FL	141
Western Plains Regional Hospital	Dodge City	KS	110
Georgetown Community Hospital	Georgetown	KY	75
Spring View Hospital	Lebanon	KY	113
Jackson Purchase Medical Center	Mayfield	KY	107
Meadowview Regional Medical Center	Maysville	KY	111
Bourbon Community Hospital	Paris	KY	58
Logan Memorial Hospital	Russellville	KY	92
Lake Cumberland Regional Hospital	Somerset	KY	234
Bluegrass Community Hospital (b), (e)	Versailles	KY	25
Ville Platte Medical Center	Ville Platte	LA	116
Athens Regional Medical Center	Athens	TN	118
Smith County Memorial Hospital	Carthage	TN	63
Crockett Hospital	Lawrenceburg	TN	107
Livingston Regional Hospital	Livingston	TN	114
Hillside Hospital	Pulaski	TN	95
Emerald-Hodgson Hospital (c)	Sewanee	TN	41
Southern Tennessee Medical Center	Winchester	TN	157
Castleview Hospital	Price	UT	84
Ashley Valley Medical Center	Vernal	UT	39
Logan Regional Medical Center	Logan	WV	132
Guyan Valley Hospital (e)	Logan	WV	19
Lander Valley Medical Center (d)	Lander	WY	89
Riverton Memorial Hospital	Riverton	WY	70

			2,737

(a) We lease certain real estate associated with Northwest Medical Center from The Medical Clinic Board of the City of Winfield pursuant to a ground lease that expires on June 30, 2041.

(b) We lease Bluegrass Community Hospital from Woodford Healthcare, Inc., a Kentucky not-for-profit corporation, pursuant to a lease agreement that expires on December 31, 2004.

(c) We lease the real estate associated with Emerald-Hodgson Hospital from the University of the South, a Tennessee corporation, pursuant to a lease agreement that expires on May 7, 2020.

(d) We lease the real estate associated with Lander Valley Medical Center from the City of Lander, Wyoming pursuant to a ground lease that expires on December 31, 2073.

(e) Critical-access hospitals.

     We operate medical office buildings in conjunction with many of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals.

     Our corporate headquarters are located in approximately 34,600 square feet of leased space in one office building in Brentwood, Tennessee. Our corporate headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs. Our obligations under our bank credit facilities are secured by a pledge of substantially all of our assets, including first priority mortgages on most of our hospitals.

Services and Utilization

     We believe that important factors relating to the overall utilization of a hospital are the breadth of services, market position of the hospital and the number, quality and specialties of physicians providing patient care within the facility. Generally, we believe that the ability of a hospital to meet the healthcare needs of its community is determined by the following:

•	breadth of services;

•	level of technology; and

•	emphasis on patient care and convenience for patients and physicians.

Other factors which impact utilization include:

•	the size of and growth in local population;

•	local economic conditions;

•	physician availability and expertise;

•	the availability of reimbursement programs such as Medicare and Medicaid;

•	the ability to negotiate contracts with managed care organizations that are appropriate for non-urban markets;

•	necessary medical equipment to perform clinical procedures; and

•	improved treatment protocols as a result of advances in medical technology and pharmacology.

     The following table contains operating statistics for our hospitals for each of the past five years ended December 31. Our operations are subject to seasonal fluctuations, including decreases in patient utilization during holiday periods and harsh weather conditions, and increases in patient utilization during the cold weather months.

	Years Ended December 31,

	1999	2000	2001	2002	2003

Number of hospitals at end of period	23	20	23	28	29
Number of licensed beds at end of period (a)	2,169	1,963	2,197	2,617	2,737
Weighted average licensed beds (b)	2,169	2,056	2,011	2,248	2,651
Admissions (c)	64,081	66,085	70,891	77,927	92,184
Equivalent admissions (d)	114,321	119,812	129,163	149,152	181,879
Revenues per equivalent admission	$4,507	$4,650	$4,796	$4,986	$4,988
Average length of stay (days) (e)	4.2	4.1	4.0	4.1	4.0
Emergency room visits (f)	278,250	294,952	313,110	355,891	434,424
Inpatient surgeries	17,081	18,301	20,042	23,030	27,201
Outpatient surgeries (g)	46,773	49,711	57,423	65,545	77,119
Total surgeries	63,854	68,012	77,465	88,575	104,320
Outpatient revenues as a percentage of total revenues	47.2%	48.1%	47.8%	49.8%	49.7%
Medicare case mix index (h)	1.17	1.15	1.15	1.15	1.17

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state-licensing agency.

(b)	Represents the average number of licensed beds weighted based on periods operated.

(c)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(d)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue). The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(e)	Represents the average number of days admitted patients stay in our hospitals.

(f)	Represents the total number of hospital-based emergency room visits.

(g)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

(h)	Refers to the acuity or severity of illness of an average Medicare patient at our hospitals.

     Our hospitals have experienced long-term growth in outpatient care services. We believe outpatient services provided at our hospitals have increased for three primary reasons. First, because of our ongoing recruiting efforts, new physicians tend to provide primarily outpatient care services until they become established in the community and develop a patient base. Second, hospital payment changes by Medicare, Medicaid, insurance companies and self-insured employers have also resulted in increased outpatient care services relative to inpatient care services. These hospital payment changes generally encourage the utilization of outpatient, rather than inpatient, services whenever possible, and shortened lengths of stay for inpatient care. Third, outpatient services continue to grow because of improvements in technology and clinical practices.

     In response to this increasing demand for outpatient care, we are reconfiguring some of our hospitals to more effectively accommodate outpatient services and restructuring existing surgical capacity in some of our hospitals to permit additional outpatient volume and a greater variety of outpatient services.

Sources of Revenue

     Our hospitals receive payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other private insurers, as well as directly from patients. The approximate percentages of total revenues of our facilities from these sources during the years specified below were as follows:

	Total Revenues

	2001	2002	2003

Medicare	35.4%	35.2%	35.7%
Medicaid	10.7	11.4	10.7
HMOs, PPOs and other private insurers	42.5	42.9	40.6
Self pay	8.0	8.5	9.0
Other	3.4	2.0	4.0

Total	100.0%	100.0%	100.0%

     Our historical sources of revenues table in prior Form 10-K and Form 10-Q reports required certain reclassifications. Specifically, contractual discounts relating to certain Medicaid state managed care programs were historically classified incorrectly against the HMOs, PPOs and other private insurers revenue line as opposed to the Medicaid revenue line. This change produced no impact on our historical results of operations. Generally, these reclassifications reduced Medicaid as a percentage of total revenues and increased HMOs, PPOs and other private insurers as a percentage of total revenues.

     Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for the services under Medicare, Medicaid, some private insurance plans, HMOs or PPOs, but are responsible for services not covered by these plans, exclusions, deductibles or co-insurance features of their coverage. The amount of exclusions, deductibles and co-insurance has generally been increasing each year as employers have been shifting a higher percentage of healthcare costs to employees.

Medicare

     Medicare provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Every year, changes are made to the Medicare program and, in 2003, additional changes occurred when the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) was signed into law on December 8, 2003. This legislation offers a prescription drug benefit for Medicare beneficiaries and also provides a number of benefits to hospitals, particularly rural hospitals. All of our hospitals are certified as providers of Medicare services. Amounts received under the Medicare program are generally significantly less than the hospital’s customary charges for the services provided. As of December 31, 2003, we operated five inpatient psychiatric units, seven inpatient rehabilitation units, six hospital-based skilled nursing facility units, three rural health clinics, four home health agencies, one comprehensive outpatient rehabilitation facility and 19 hospitals utilizing swing beds. The major hospital provisions of MMA are discussed in the subsections below.

     Diagnosis Related Group Payments. Payments from Medicare for inpatient hospital services are generally made under the prospective payment system, commonly known as “PPS.” Under PPS, our hospitals are paid a prospectively determined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each diagnosis is assigned a diagnosis related group, commonly known as a “DRG”. Each DRG is assigned a payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service. This DRG assignment also affects the prospectively determined capital rate paid with each DRG. DRG and capital payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located.

     The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the

DRG payments have been lower than the projected increase in the costs of goods and services purchased by hospitals. Historical DRG rate increases were as follows:

Federal Fiscal Year	% Increase

1999	0.50%
2000	1.10
2001	3.40
2002	2.75
2003	2.95
2004	3.40

     MMA allows hospitals to receive full market basket updates for federal fiscal years 2005, 2006 and 2007 if hospitals provide the Centers for Medicare and Medicaid Services (“CMS”) specific data relating to the quality of services provided. We intend to comply with this requirement.

     MMA also made a permanent increase in the base DRG payment rate (1.6%) for rural hospitals and urban hospitals in smaller metropolitan areas. In addition, MMA provides for payment relief to the wage index component of the base DRG rate. Effective October 1, 2004, MMA lowers the percentage of the DRG subject to a wage adjustment from 71% to 62% for hospitals in areas with a wage index below the national average. A majority of our hospitals will benefit from the MMA provisions adjusting the DRG payment rates.

     Outlier and Disproportionate Share Payments. In addition to DRG and capital payments, hospitals may qualify for “outlier” payments when a Medicare patient’s treatment costs exceed a specified threshold. Our outlier payments have been decreasing in recent years as a result of substantial increases in the outlier threshold. We anticipate outlier payments to remain relatively stable in 2004 as a result of a modest reduction in the outlier threshold from $33,560 to $31,000.

     Hospitals qualify for disproportionate share payments when their percentage of low-income patients exceeds 15%. Under the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), a majority of our hospitals qualify to receive disproportionate share payments. Effective April 1, 2004, MMA raises the cap on the disproportionate share payment adjustment percentage from 5.25% to 12.0% for rural and small urban hospitals and specified that payments to all hospitals will be based on the same conversion factor, regardless of geographic location. A majority of our hospitals will benefit from these provisions. The following table lists our historical disproportionate share payments and outlier payments from Medicare:

	Other Medicare Payments

	(In Millions)
	2000	2001	2002	2003

Disproportionate share payments	$3.0	$7.2	$9.9	$10.3
Outlier payments	1.4	1.9	0.9	0.4

     Outpatient Payments. The Balanced Budget Refinement Act of 1999 (“BBRA”) established a PPS for outpatient hospital services that commenced on August 1, 2000. Outpatient services are assigned ambulatory payment classifications, which are readjusted no less than annually. Prior to August 1, 2000, outpatient services were paid at the lower of customary charges or on a reasonable cost basis.

     BBRA eliminated the anticipated average reduction of 5.7% for various Medicare outpatient payments under the Balanced Budget Act of 1997 (“BBA”). Under BBRA, outpatient payment reductions for non-urban hospitals with 100 beds or less were postponed until December 31, 2003. Fifteen of our hospitals qualified for this “hold harmless” relief. Payment reductions under Medicare outpatient PPS for non-urban hospitals with greater than 100 beds and urban hospitals were mitigated through a corridor reimbursement approach, pursuant to which a percentage of such reductions were reimbursed through December 31, 2003. Substantially all of our remaining hospitals qualified for relief under this provision. MMA extends the hold harmless provision for non-urban hospitals with 100 beds or less and expands the provision to include sole community hospitals for cost reporting periods beginning in 2004, until December 31, 2005. Eighteen of our hospitals qualify for this relief.

     Inpatient Psychiatric, Rehabilitation and Skilled Nursing Payments. Prior to the implementation of the prospective payment systems, payments to exempt hospitals and units, such as inpatient psychiatric, rehabilitation and skilled nursing services, were based upon reasonable costs, subject to a cost per discharge target and maintenance of minimum levels of care. BBA established a PPS for Medicare skilled nursing facilities that commenced in July 1998 and was implemented progressively over a three-year term. As a result, we have experienced reductions in payments for our skilled nursing services. However, BIPA increased the reimbursement amount for each resource utilization group nursing component of the skilled nursing facility PPS by 16.7% for services between April 1, 2001 and September 30, 2002. Additionally, BIPA increased the skilled nursing facility PPS update to the skilled nursing facility market basket minus 0.5% for fiscal years 2002 and 2003. BIPA also increased rates for certain categories by 6.7% effective April 1, 2001. BBRA provided for a 20% increase for certain categories effective April 1, 2000. The skilled nursing facility market basket increase for federal fiscal year 2004 is 3.0%. Also effective in federal fiscal year 2004 is an adjustment for the expected market basket variance to actual, which is an increase of 3.26%.

     BBA mandated a PPS for inpatient rehabilitation hospital services. A PPS system for Medicare inpatient rehabilitation services was phased in over two years beginning January 1, 2002. Our seven inpatient rehabilitation units have fully transitioned to PPS-based Case-Mix Groups (“CMGs”). The inpatient rehabilitation PPS CMG update factor for federal fiscal year 2004 is 3.2%, which has been decreased by 0.46% for a budget-neutral wage adjustment.

     CMS issued a proposed PPS rule for inpatient psychiatric hospital services in November 2003. We are uncertain as to when a final rule and effective date will be released. We do not anticipate material changes in our inpatient psychiatric reimbursement for 2004.

     Home Health Payments. Home health payments are reimbursed based on a PPS. For a two-year period beginning April 1, 2001, BIPA increased Medicare payments 10.0% for home health services furnished in specific rural areas. This provision expired on March 31, 2003. Home health PPS rates for 2003, which became effective October 1, 2002, included the mandated 15% reduction in home health reimbursement. The 2003 rates reduce each 60-day episode payment overall by 4.9%. The market basket rate increase for federal fiscal year 2004 is 3.3%. In the fourth quarter of 2002, we purchased four home health agencies associated with our acquisitions. We had previously sold or closed our formerly owned home health agencies. MMA included several changes to home health services, including a 5% additional payment for those home health services furnished in rural areas for one year, effective April 1, 2004.

Medicaid

     Medicaid, a joint federal-state program that is administered by the states, provides hospital benefits to qualifying individuals who are unable to afford care. Amounts received under the Medicaid program are generally significantly less than the hospital’s customary charges for the services provided. Most state Medicaid payments are made under a PPS or under programs which negotiate payment levels with individual hospitals. The federal government and many states may significantly reduce Medicaid funding. This could adversely affect future levels of Medicaid payments received by our hospitals.

The following table summarizes our Medicaid revenues, reimbursement methodologies, and cost reporting requirements by state:

	Medicaid Revenues
	(in millions)			Medicaid Reimbursement Methodologies
						Cost Reporting
State	2001	2002	2003	Inpatient	Outpatient	Requirements

Alabama	$1.0	$1.7	$5.8	Cost-related rates, not retrospective	Fee schedule	Informational only
Florida	6.3	5.3	5.3	Per diem	Per visit/Per line item	Informational only
Kansas	1.9	1.6	2.1	DRG-based	Fee schedule	Informational only
Kentucky	26.7	36.0	32.4	DRG-based	Cost-based, flat rate, fee schedule	Outpatient cost settled
Louisiana	0.4	3.7	3.6	Cost per discharge	Primarily 83% of allowable cost and fee schedule	Outpatient cost settled
Tennessee	18.0	23.1	24.6	DRG-based	Fee schedule	None
Utah	7.6	7.9	8.4	Negotiated percentage of charges	Primarily 93% of charges and fee schedule	None
West Virginia	—	0.6	9.3	DRG-based	Fee schedule	Informational only
Wyoming	4.2	4.8	5.2	Prospective, based on per discharge	Fee schedule	None

	$66.1	$84.7	$96.7

Annual Cost Reports

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

     Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. Finalization of these audits often takes several years. Providers may appeal any final determination made in connection with an audit.

HMOs, PPOs and other private insurers

     In addition to government programs, our hospitals are reimbursed by private payors including HMOs, PPOs, private insurance companies, employers and individual private payors. To attract additional volume, most of our hospitals offer discounts from established charges to certain large group purchasers of healthcare services. These discount programs often limit our ability to increase charges in response to increasing costs. Generally, patients covered by HMOs, PPOs and other private insurers will be responsible for certain co-payments and deductibles, which are paid by the patient.

Self Pay

     Self-pay revenues are derived from patients who do not have any form of health care coverage. The revenues associated with self-pay patients are generally reported at our gross charges. We evaluate these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other state assistance programs, as well as our local hospital’s policy for indigent care.

Competition

     The hospital industry is highly competitive. We compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. Our hospitals face no direct hospital competition in 27 of our 28 communities because there are no other hospitals in these communities. However, these hospitals do face competition from hospitals outside of their communities, including hospitals in the market area and nearby urban areas that provide more complex services. These facilities are generally located in excess of 25 miles from our facilities. Patients in our primary service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer or physician referrals. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. Patients who require services from these other hospitals may subsequently shift their preferences to those hospitals for services we provide. In addition, some of the hospitals that compete with us are owned by tax-

supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals, in some instances, are not required to pay sales, property and income taxes.

     We also face increasing competition from other specialized care providers, including outpatient surgery, orthopedic, oncology, physical therapy, and diagnostic centers, as well as competing services rendered in physician offices. To the extent that other providers are successful in developing specialized outpatient facilities, our market share for those specialized services will likely decrease. Some of our hospitals have developed specialized outpatient facilities where necessary to compete with these other providers.

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

     The number and quality of the physicians on a hospital’s staff are important factors in determining a hospital’s competitive advantage. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. We believe that physicians refer patients to a hospital primarily on the basis of the patient services, the quality of other physicians on the medical staff, the location of the hospital and the breadth and scope of services offered at the hospital’s facilities.

     One element of our business strategy is expansion through the acquisition of acute care hospitals in growing, non-urban markets. The competition to acquire rural hospitals is significant. We intend to acquire, on a selective basis, hospitals that are similar to those we currently own and operate by adhering to our disciplined acquisition strategy.

Employees and Medical Staff

     At January 31, 2004, our subsidiaries had approximately 9,300 employees, including approximately 2,300 part-time employees. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good. While some of our hospitals experience union organizing activity from time to time, we do not expect these efforts to materially affect our future operations.

     Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of our individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the medical staff must be approved by the hospital’s medical staff and the appropriate governing board of the hospital in accordance with established credentialing criteria. In certain cases, physicians are employed by our hospitals.

Government Regulation

     Overview. All participants in the healthcare industry are required to comply with extensive government regulations at the federal, state and local levels. Under these laws and regulations, hospitals must meet requirements for licensure and qualify to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, hospital use, rate-setting, compliance with building codes and environmental protection laws. If we fail to comply with applicable laws and regulations, we may be subject to criminal penalties and civil sanctions and our hospitals may lose their licenses and ability to participate in government programs. In addition, government regulations frequently change. When regulations change, we may be required to make changes in our facilities, equipment, personnel and services so that our hospitals remain licensed and qualified to participate in these programs. We believe that our hospitals are in substantial compliance with current federal, state and local regulations and standards.

     Hospitals are subject to periodic inspection by federal, state, and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing and certification. All of our hospitals are licensed under appropriate state laws and are qualified to participate in Medicare and Medicaid programs. In addition, all of our hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), except for our two critical-access hospitals. This accreditation indicates that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medicaid. JCAHO has offered an accreditation program for critical-access hospitals for approximately two years, but JCAHO accreditation for such hospitals is voluntary and not required for participation in the Medicare and Medicaid programs. Nevertheless, we currently follow the JCAHO standards at each critical-access hospital.

     Fraud and Abuse Laws. Participation in the Medicare and/or Medicaid programs is heavily regulated by federal statutes and regulations. If a hospital fails to comply substantially with the numerous federal laws governing a facility’s activities, the hospital’s participation in the Medicare and/or Medicaid programs may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare and/or Medicaid programs if it performs any of the following acts:

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

     The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a federal healthcare program. HIPAA created civil penalties for proscribed conduct, including upcoding and billing for medically unnecessary goods or services. HIPAA established new enforcement mechanisms to combat fraud and abuse. These new mechanisms include a bounty system, where a portion of the payments recovered is returned to the government agencies, as well as a whistleblower program. HIPAA also expanded the categories of persons that may be excluded from participation in federal and state healthcare programs.

     The anti-kickback provision of the Social Security Act prohibits the payment, receipt, offer or solicitation of money with the intent of generating referrals or orders for services or items covered by a federal or state healthcare program. Violations of the anti-kickback statute may be punished by criminal and civil fines, exclusion from federal and state healthcare programs, imprisonment and damages up to three times the total dollar amount involved.

     The Office of Inspector General (“OIG”) of the Department of Health and Human Services (“DHHS”) is responsible for identifying fraud and abuse activities in government programs. In order to fulfill its duties, the OIG performs audits, investigations and inspections. In addition, it provides guidance to healthcare providers by identifying types of activities that could violate the anti-kickback statute. The OIG has identified the following hospital/physician incentive arrangements as potential violations:

•	payment of any incentive by a hospital each time a physician refers a patient to the hospital;

•	use of free or significantly discounted office space or equipment in facilities usually located close to the hospital;

•	provision of free or significantly discounted billing, nursing or other staff services;

•	free training (other than compliance training) for a physician’s office staff, including management and laboratory technique training;

•	guarantees which provide that if a physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;

•	payment of the costs for a physician’s travel and expenses for conferences;

•	payment of services which require few, if any, substantive duties by the physician or which are in excess of the fair market value of the services rendered; or

•	purchasing goods or services from physicians at prices in excess of their fair market value.

     We have a variety of financial relationships with physicians who refer patients to our hospitals, including employment contracts, leases, joint ventures, independent contractor agreements and professional service agreements. Physicians may also own our stock. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives for relocation include minimum revenue guarantees and, in some cases, loans. The OIG is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the anti-kickback statute. These regulations are known as “safe harbor” regulations. The safe harbor regulations do not make conduct illegal, but instead delineate standards that, if complied with, protect conduct that might otherwise be deemed in violation of the anti-kickback statute. We use our best efforts to structure each of our arrangements, especially each of our business arrangements with physicians, to fit as closely as possible within an applicable safe harbor. However, not all of our business arrangements fit wholly within safe harbors, so we cannot guarantee that these arrangements will not be scrutinized by government authorities or, if scrutinized, that they will be determined to be in compliance with the anti-kickback statute or other applicable laws. The failure of a particular activity to comply with the safe harbor regulations does not mean that the activity violates the anti-kickback statute. We believe that all of our business arrangements are in full compliance with the anti-kickback statute. If we violate the anti-kickback statute, we would be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental healthcare programs.

     The Social Security Act also includes a provision commonly known as the “Stark law.” This law prohibits physicians from referring Medicare and Medicaid patients to selected types of healthcare entities in which they or any of their immediate family members have ownership or other financial interests. These types of referrals are commonly known as “self referrals.” Sanctions for violating the Stark law include civil monetary penalties, assessments equal to twice the dollar value of each service rendered for an impermissible referral and exclusion from Medicare and Medicaid programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and facilities, including employment contracts, leases and recruitment agreements. The federal government released regulations interpreting some, but not all, of the provisions included in the Stark law in January 2001, and the government has said it intends to release a second phase of final Stark regulations in the future. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark law and subsequent regulations. However, the future Stark regulations may interpret provisions of this law in a manner different from the manner in which we have interpreted them. We cannot predict the effect such future regulations will have on us.

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

     On September 9, 2003, CMS published a final rule which became effective November 10, 2003, clarifying a hospital’s duties under EMTALA. In the final rule, CMS clarified when a patient is considered to be on a hospital’s property for purposes of treating the person pursuant to EMTALA. CMS stated that off-campus facilities such as specialty clinics, surgery centers and other facilities that lack emergency departments should not be subject to EMTALA, but that these locations must have a plan explaining how the location should proceed in an emergency situation such as transferring the patient to the closest hospital with an emergency department. CMS further clarified that hospital-owned ambulances could transport a patient to the closest emergency department instead of to the hospital that owns the ambulance.

     CMS’ rules did not specify “on-call” physician requirements for an emergency department, but provided a subjective standard stating that “on-call” hospital schedules should meet the hospital’s and community’s needs. CMS also did not directly address whether EMTALA applies to direct admissions, individuals who come to a hospital pursuant to a physician’s orders for a routine procedure, individuals who present themselves at a hospital’s psychiatric department or delivery/labor department and whether screening requirements apply to patients transferred from other facilities. Although we believe that our hospitals comply with EMTALA, we cannot predict whether CMS will implement new requirements in the future and whether we will comply with any new requirements.

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

     Civil liability under the federal False Claims Act can be up to three times the actual damages sustained by the government plus civil penalties for each separate false claim. There are many potential bases for liability under the federal False Claims Act, including claims submitted pursuant to a referral found to violate the anti-kickback statute. Although liability under the federal False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the federal False Claims Act defines the term “knowingly” broadly. Although simple negligence generally will not give rise to liability under the federal False Claims Act, submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim.

     Healthcare Reform. The healthcare industry continues to attract much legislative interest and public attention. MMA introduced changes to the Medicare program. Many of MMA’s changes will not go into effect until January 1, 2006. MMA establishes a voluntary prescription drug benefit, provides federal subsidies to plan sponsors that provide prescription drug benefits to Medicare-eligible retirees, substantially adjusts Medicare+Choice and provides favorable payment adjustments for rural hospitals. MMA also provides favorable tax treatment for individual health savings accounts. In addition, MMA authorizes Medpac to study home health and rural hospital reimbursement effects in current and anticipated reimbursement methodologies. On the state level, on February 17,

2004, Tennessee Governor Phil Bredesen proposed a plan to modify the state’s TennCare (Medicaid) program and decrease the state TennCare budget. The proposed plan includes such measures as establishing co-payments for enrollees other than pregnant women, children and disabled individuals (as determined under Social Security standards), and requiring enrollees to use the lowest-cost prescription drugs. At this time, we cannot predict when and in what form Governor Bredesen’s proposals will be implemented or how they will affect payments to our hospitals in Tennessee. We anticipate that the federal and state governments will continue to introduce legislative proposals to modify the cost and efficiency of the health care delivery system.

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

     HIPAA Transaction, Privacy and Security Requirements. Federal regulations issued pursuant to HIPAA contain, among other measures, provisions that require us to implement very significant and potentially expensive new computer systems, employee training programs and business procedures. The federal regulations are intended to encourage electronic commerce in the healthcare industry.

     On August 17, 2000, DHHS finalized regulations requiring healthcare facilities to use standard data formats and code sets established by the rule when electronically transmitting information in connection with several transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status. On February 20, 2003, DHHS issued final modifications to these regulations. We have implemented or upgraded computer systems, as appropriate, at our facilities and at our corporate headquarters to comply with the new transaction and code set regulations and have tested these systems with several of our payors. In certain cases, we have noted a slow-down in cash payments as a result of acceptability of information. Although compliance with the transaction and code set regulations was required on October 16, 2003, CMS announced on September 23, 2003 that it would implement a contingency plan to accept noncompliant electronic transactions after the October 16, 2003 deadline. CMS has announced that it will regularly reassess the readiness of its trading partners to comply with these regulations in order to determine the period of time that the contingency plan will remain in effect. Blue Cross/Blue Shield plans in several states have announced similar contingency plans.

     HIPAA also requires DHHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and health care providers to be used in connection with the standard electronic transactions. On May 31, 2002, DHHS issued a final rule that calls for using the Employer Identification Number (the taxpayer identifying number for employers that is assigned by the Internal Revenue Service) as the standard unique health identifier for employers. Most health care organizations, including our facilities, must comply with this final rule by July 30, 2004. Health plans, health care clearinghouses and providers will use this identifier in connection with the electronic transaction standards, among other uses.

     On January 23, 2004, DHHS published a final rule that adopted the National Provider Identifier (“NPI”) as the standard unique health identifier for healthcare providers. When the NPI is implemented, healthcare providers, including our facilities, will use only the NPI to identify themselves in connection with electronic transactions. Numerical identifiers used historically, such as Medicaid numbers, CHAMPUS numbers, and Blue Cross/Blue Shield numbers, will not be permitted. Healthcare providers will no longer be required to maintain multiple numbers to identify themselves in the standard electronic transactions with one or more health plans. The NPI will be a 10-digit all numeric number that will be assigned to eligible healthcare providers, including our facilities, by the National Provider System (“NPS”), an independent government contractor. Under the final rule, all healthcare providers may begin applying for NPIs on May 23, 2005 with the NPS. All healthcare providers, including our facilities, must obtain and start using NPIs in connection with the standard electronic transactions no later than May 23, 2007.

     DHHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately two years to become fully compliant.

     On February 20, 2003, DHHS finalized a rule that establishes, in part, standards to protect the confidentiality, availability and integrity of patient health information by health plans, health care clearinghouses and health care providers that receive, store, maintain or transmit patient health and related financial information in electronic form, regardless of format. These security standards require our facilities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and covered health care providers, health plans and clearinghouses have the flexibility to choose their own technical solutions, we expect that the security standards will require our facilities to implement significant new systems, business procedures and training programs. We must comply with these security regulations by April 21, 2005.

     On December 28, 2000, DHHS published a final rule establishing standards for the privacy of individually identifiable health information. The final rule establishing the privacy standards became effective on April 14, 2001, with compliance required by April 14, 2003. On August 14, 2002, DHHS published final revisions to the privacy rule. The final revisions did not alter the compliance date of April 14, 2003 for the majority of the requirements in the privacy regulations. These privacy standards apply to all health plans, all health care clearinghouses and health care providers that transmit health information in an electronic form in connection with standard transactions. Our facilities are covered entities under the final rule. The privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards impose extensive new administrative requirements on our facilities and require compliance with rules governing the use and disclosure of this health information. They create new rights for patients in their health information, such as the right to amend their health information, and they require our facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on their behalf. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These state laws vary by state and could impose additional penalties.

     A violation of these regulations could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Since there is no history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties which may result from the violation of the regulations.

     We expect that compliance with these standards will require significant commitment and action by us and our facilities. We have appointed members of our management team to direct our compliance with these standards. Implementation will require us to engage in extensive preparation and make significant expenditures. At this time we have appointed a privacy officer, prepared privacy policies, trained our workforce on these policies and entered into business associate agreements with the appropriate vendors. Because some of the regulations are proposed regulations, we cannot predict the total financial impact of the regulations on our operations.

Regulatory Compliance Program

     It is our policy to conduct our business with integrity and in compliance with the law. We have in place and continue to develop a company-wide compliance program, which focuses on all areas of regulatory compliance, including billing, reimbursement and cost reporting practices.

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

     In December 2000, we entered into a corporate integrity agreement with the OIG and agreed to maintain our compliance program in accordance with the corporate integrity agreement. This agreement was amended in April 2002. Violations of this agreement could subject us to substantial monetary penalties. The compliance measures and reporting and auditing requirements contained in the corporate integrity agreement include:

•	continuing the duties and activities of our audit and compliance committee, corporate compliance officer, internal audit and compliance department, local hospital ethics and compliance officers, corporate compliance committee and hospital compliance committees;

•	maintaining our written code of conduct, which sets out our commitment to full compliance with all statutes, regulations and guidelines applicable to federal healthcare programs;

•	maintaining our written policies and procedures addressing the operation of our compliance program;

•	providing general training on the compliance program;

•	providing specific training for the appropriate personnel on billing, coding and cost report issues;

•	having an independent third party conduct periodic audits of our facilities’ inpatient DRG coding;

•	continuing our confidential disclosure program and compliance hotline to enable employees or others to disclose issues or questions regarding possible inappropriate policies or behavior;

•	enhancing our screening program to ensure that we do not hire or engage employees or contractors who have been sanctioned or excluded from participation in federal healthcare programs;

•	reporting any material deficiency which resulted in an overpayment to us by a federal healthcare program;

•	reporting any healthcare related fraud involving any federally funded program; and

•	submitting annual reports to the OIG which describe in detail the operations of our corporate compliance program for the past year.

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

     Tax Sharing and Indemnification Agreement. We also entered into a tax sharing and indemnification agreement with HCA and Triad which allocated tax liabilities among the parties and addressed other tax matters, including responsibility for filing tax returns, control of and cooperation in tax litigation and qualification of the distribution as a tax-free transaction. Generally, HCA is responsible for taxes that are allocable to periods before the distribution date and each of HCA, LifePoint and Triad is responsible for its own tax liabilities, including its allocable portion of taxes shown on any consolidated, combined or other tax return filed by HCA, for periods after the distribution date. The tax sharing and indemnification agreement prohibits us from taking actions that could jeopardize the tax treatment of the distribution or the restructuring that preceded the distribution, and requires us to indemnify HCA and Triad for any taxes or other losses that result from our actions. Further, we must remit to HCA any tax benefits we realize as a result of an increased tax basis in assets resulting from a settlement of HCA’s ongoing tax litigation and examination by the Internal Revenue Service (“IRS”). The IRS has suspended the examination of our company pending the outcome of HCA’s tax litigation, and, as a result, we are not able to determine currently our future obligations under the tax sharing agreement.

     Insurance Allocation and Administration Agreement. Before the distribution, HCA maintained various insurance policies for the benefit of the facilities that now comprise our company. We are indemnified by HCA for losses related to insured risks incurred prior to the distribution date.

     Computer and Data Processing Services Agreement. HCA’s wholly-owned subsidiary, HCA-Information Technology and Services, Inc. (“HCA-IT”), entered into a computer and data processing services agreement with us. HCA-IT provides computer installation, support, training, maintenance, data processing and other related services to us under this agreement until May 2006. HCA-IT charges us fees for services provided under this agreement. We intend to renew our contract with HCA for periods beyond 2006.

     The fees that HCA – IT charged us for the periods ended December 31, are as follows (in millions):

1999(a)	$6.9
2000	10.1
2001	10.3
2002	11.5
2003	13.4

(a) Relates to the period after our spin-off from HCA (5/99 – 12/99).

     Other Agreements. HCA entered into agreements with us to share telecommunications services with us under HCA’s agreements with its telecommunications services provider and make account collection services available to us.

Available Information

     Our website is www.lifepointhospitals.com. We make available free of charge on this website under “Investor Relations – SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the United States Securities and Exchange Commission (“SEC”).

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

     Americans with Disabilities Act Claim. On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of our hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act (“ADA”). The lawsuit, filed in the United States District Court for the Eastern District of Tennessee, does not seek any monetary damages but, instead, seeks only injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, along with attorneys’ fees and costs. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. We intend to vigorously defend the lawsuit, recognizing our obligation to correct any deficiencies in order to comply with the ADA. As of December 31, 2003, we have conducted inspections at 17 of our hospitals.

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

     In June 2003, HCA announced agreements with the Department of Justice (“DOJ”) that settled all federal criminal and civil litigation brought by the DOJ against HCA with respect to cost reports, physician relations and wound care issues. The settlement of these issues does not affect qui tam actions in which the DOJ has not intervened. Additionally, HCA has announced that it made payments to CMS in accordance with an agreement to resolve all Medicare cost report, home office cost statement and appeal issues.

     HCA has agreed to indemnify us for any losses, other than consequential damages, arising from the governmental investigations of HCA’s business practices prior to the date of the distribution of the outstanding shares of our common stock to the stockholders of HCA and losses arising from legal proceedings, present or future, related to the investigation or actions engaged in before the distribution that relate to the investigation. However, we could be held responsible for any claims that are not covered by the agreements reached with the federal government or for which HCA is not required to, or fails to, indemnify us.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the stockholders during the fourth quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is quoted on the NASDAQ National Market under the symbol “LPNT.” The high and low common stock bid prices per share were as follows:

	High	Low

2002
First Quarter	$38.37	$29.63
Second Quarter	42.75	35.03
Third Quarter	36.54	28.58
Fourth Quarter	38.03	28.75
2003
First Quarter	$30.65	$19.60
Second Quarter	25.71	16.55
Third Quarter	29.40	20.55
Fourth Quarter	31.04	22.51
2004
First Quarter (through March 1, 2004)	$37.32	$29.41

     On March 1, 2004, the last reported sales price for our common stock on the NASDAQ National Market was $32.80 per share. As of March 1, 2004, there were 38,030,598 shares of our common stock held by 5,246 holders of record.

     We have never declared or paid dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any dividends on our common stock. Our board of directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our credit facilities impose restrictions on our ability to pay dividends. Please refer to the “Liquidity and Capital Resources” section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for more information.

     Share Repurchase Program

     In April 2003, our Board of Directors authorized the repurchase of up to $100 million of our outstanding shares of common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors, to enable us to take advantage of opportunistic market conditions. As of December 31, 2003, we repurchased 2,062,400 shares for an aggregate of approximately $45.7 million. Certain of these shares are designated by us as treasury stock. We retired 863,600 of our 2,062,400 treasury shares during 2003.

     We may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on market conditions, our liquidity and other considerations. The following table summarizes our share repurchase activity by month:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
			Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Program(b)
Period(a)	Purchased(b)	per Share	Program(b)	(In millions)

May 2003	863,600	$19.43	863,600	$83.2
June 2003	10,200	19.70	10,200	83.0
September 2003	450,000	24.31	450,000	72.1
October 2003	738,600	23.92	738,600	54.3

Total	2,062,400	$22.10	2,062,400	$54.3

(a)	Our stock repurchase program was publicly announced on April 28, 2003 and expires on October 28, 2004.

(b)	Our Board of Directors authorized the repurchase of up to $100 million of our outstanding shares of common stock. We are not obligated to repurchase any specific number of shares under this program.

Item 6. Selected Financial Data

     The following table contains selected financial data of our company or a division of HCA, prior to the May 11, 1999 spin-off from HCA , for, or as the end of, each of the five years ended December 31, 2003. The selected financial data are derived from our audited financial statements. Financial data for the period from January 1, 1999 through May 11, 1999 are derived from HCA. The timing of acquisitions and divestitures completed during the years presented affect the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,

	1999	2000	2001	2002	2003

	(Dollars in millions, except revenues per equivalent admission and per share amounts)
Summary of Operations:
Revenues	$515.2	$557.1	$619.4	$743.6	$907.1

Salaries and benefits	217.4	224.2	243.2	291.4	365.0
Supplies	64.2	67.0	78.2	92.2	118.1
Other operating expenses	117.3	118.1	120.8	137.1	162.8
Provision for doubtful accounts	38.2	42.0	45.8	55.2	81.5
Depreciation and amortization	31.4	34.1	34.7	37.9	45.7
Interest expense, net	23.4	30.7	18.1	13.3	12.8
Management fees	3.2	—	—	—	—
Debt retirement costs	—	—	2.6	31.0	—
ESOP expense	2.9	7.1	10.4	9.7	6.9
Impairment of long-lived assets	25.4	(1.4)	(0.5)	—	—

	523.4	521.8	553.3	667.8	792.8
Income (loss) before minority interests and income taxes	(8.2)	35.3	66.1	75.8	114.3
Minority interests in earnings of consolidated entities	1.9	2.2	2.7	2.2	0.7

Income (loss) before income taxes	(10.1)	33.1	63.4	73.6	113.6
Provision (benefit) for income taxes	(2.7)	15.2	30.1	32.1	45.1

Net income (loss) (a), (b)	$(7.4)	$17.9	$33.3	$41.5	$68.5

Basic earnings (loss) per share (a), (b)	$(0.24)	$0.57	$0.93	$1.11	$1.84

Shares used in computing basic earnings (loss) per share (in millions)	30.5	31.6	35.7	37.5	37.2

Diluted earnings (loss) per share (a), (b)	$(0.24)	$0.54	$0.90	$1.07	$1.76

Shares used in computing diluted earnings (loss) per share (in millions)	30.5	32.9	37.1	38.6	43.3

Cash dividends declared per common share	—	—	—	—	—

	Years Ended December 31,

	1999	2000	2001	2002	2003

	(Dollars in millions, except revenues per equivalent admission and per share amounts)
Financial Position (as of End of Year):
Total assets	$421.6	$496.3	$554.3	$733.5	$799.0
Long-term debt, including amounts due within one year	260.2	289.4	150.0	250.0	270.0
Working capital	42.2	65.4	82.7	67.9	102.4

Other Operating Data:
Capital expenditures	64.8	31.4	35.8	60.7	70.2
Number of hospitals at end of year	23	20	23	28	29
Number of licensed beds at end of year (c)	2,169	1,963	2,197	2,617	2,737
Weighted average licensed beds (d)	2,169	2,056	2,011	2,248	2,651
Admissions (e)	64,081	66,085	70,891	77,927	92,184
Equivalent admissions (f)	114,321	119,812	129,163	149,152	181,879
Revenues per equivalent admission	$4,507	$4,650	$4,796	$4,986	$4,988
Average length of stay (days) (g)	4.2	4.1	4.0	4.1	4.0
Emergency room visits (h)	278,250	294,952	313,110	355,891	434,424
Inpatient surgeries	17,081	18,301	20,042	23,030	27,201
Outpatient surgeries (i)	46,773	49,711	57,423	65,545	77,119
Total surgeries	63,854	68,012	77,465	88,575	104,320
Outpatient revenues as a percentage of total revenues	47.2%	48.1%	47.8%	49.8%	49.7%
Medicare case mix index (j)	1.17	1.15	1.15	1.15	1.17

(a)	Includes charges related to debt retirement costs of $2.6 million ($1.6 million after tax) and $31.0 million ($19.1 million after tax) for the years ended December 31, 2001 and 2002, respectively.

(b)	Includes charges related to impairment of long-lived assets of $25.4 million ($16.2 million after tax) for the year ended December 31, 1999, and gain on impairment of long-lived assets of $1.4 million ($0.8 million after tax), and $0.5 million ($0.3 million after tax) for the years ended December 31, 2000 and 2001, respectively.

(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(d)	Represents the average number of licensed beds weighted based on periods operated.

(e)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(f)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue). The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(g)	Represents the average number of days admitted patients stay in our hospitals.

(h)	Represents the total number of hospital-based emergency room visits.

(i)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

(j)	Refers to the acuity or severity of illness of an average Medicare patient at our hospitals.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read this discussion together with our consolidated financial statements and related notes included elsewhere in this report.

Executive Overview

     This was a challenging year for both the healthcare services industry and our company. We believe that our results were solid after considering all of the factors affecting our industry. This year was negatively impacted by lower patient volumes experienced by most healthcare providers and higher co-payments and deductibles for patients resulting in increased collection pressures on providers. We believe that our financial results for 2003 reflect our disciplined operating strategy that addressed these industry challenges. We are guardedly optimistic regarding our outlook for 2004 as a result of the improved reimbursement environment and patient volumes more in line with historical trends. During 2004, we will continue to focus on physician recruiting and retention, investing capital in our hospitals and seeking additional hospital acquisitions that fit our non-urban strategy. The following table reflects our summarized operating results:

	Years Ended December 31,

	2001	2002	2003

Number of hospitals at end of period	23	28	29

Revenues (in millions)	$619.4	$743.6	$907.1

Net income (in millions)	$33.3	$41.5	$68.5

Diluted earnings per share	$0.90	$1.07	$1.76

Revenue Sources

     The revenues that our hospitals generate are a result of providing healthcare services to our patients. We are paid for these healthcare services from a number of different sources, depending upon the patient’s medical insurance coverage. Primarily, we are paid by governmental Medicare and Medicaid programs, by commercial insurance, including managed care organizations, and directly by the patient. The amounts we are paid for providing healthcare services to our patients vary depending upon the payor. Governmental payors generally pay significantly less than the hospital’s customary charges for the services provided. Please refer to the “Sources of Revenue” section in Part I, Item 1. Business in this report for a detailed discussion of our revenue sources.

     Revenues from governmental payors, such as Medicare and Medicaid, are controlled by complex rules and regulations that stipulate the amount a hospital is paid for providing healthcare services. These rules and regulations require an extensive amount of effort to ensure our compliance with the requirements to participate in these governmental programs. In addition, these rules and regulations are subject to frequent changes as a result of legislative and administrative action on both the federal and state level. For these reasons, revenues from governmental payors change frequently and require us to regularly monitor the environment in which these governmental programs operate. For example, MMA will increase the payments received by non-urban healthcare providers beginning in April 2004.

     Revenues from HMOs, PPOs and other private insurers are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs. We actively negotiate with these payors to ensure we are appropriately pricing our healthcare services. Insured patients are generally not responsible for any difference between customary hospital charges and the amounts received from commercial insurance payors. However, the patient is responsible for payments related to amounts not covered by insurance, such as exclusions, deductibles and co-payments.

     Self-pay revenues are generated through the treatment of uninsured patients. Our hospitals experienced an increase in self-pay revenues during 2003.

Revenues/Volume Trends

     The key metrics we use internally to evaluate our revenues are equivalent admissions, which equate to volume, and revenue per equivalent admission, which relates to pricing and acuity. We anticipate our patient volumes and related revenues will continue to increase as a result of the following factors:

•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues and patient volumes. Continuing to add specialists should help our hospitals increase volumes by offering new services. We signed 125 physicians during 2003, which was significantly more than our original goal of 85. Of these 125 physicians signed, 96 started in 2003 and 29 are scheduled to start in 2004. Of the 96 physicians that started in 2003, 77 are admitting physicians. During 2004, we anticipate to recruit an additional 63 admitting physicians to start in 2004.

•	Capital Expenditures. Increases in capital expenditures in our hospitals should increase our local market share and help persuade patients to obtain healthcare services within their communities. The following table reflects our capital expenditures:

	Capital Expenditures (in millions)

				Estimated
	2001	2002	2003	2004

Capital projects	$19.5	$41.9	$47.3	$63.0
Routine	16.3	18.8	22.9	27.0

Total	$35.8	$60.7	$70.2	$90.0

•	Medicare Rate Increases. MMA provides a prescription drug benefit for Medicare beneficiaries and also provides numerous provisions that provide incremental funding to hospitals. The earliest provisions of MMA are effective in April 2004. Please refer to the “Sources of Revenue” section in Part I, Item 1. Business in this report for a discussion of MMA’s provisions that affect our reimbursement.

•	Acquisitions. We seek to identify and acquire additional hospitals in non-urban areas. We pursue a disciplined acquisition strategy that is focused on attempting to acquire one to three additional hospitals each year. We seek to acquire hospitals that are the sole or significant market provider of healthcare services in their community. In evaluating a hospital for acquisition, we focus on a variety of factors. One factor we consider is the number of patients that are traveling outside of the community for healthcare services. Another factor we consider is the hospital’s prior operating history and our ability to implement new healthcare services. Upon acquiring a facility, we work to quickly integrate the hospital into our operating practices. Our goodwill and fixed asset balances have increased significantly in 2003 while our unallocated purchase price balance decreased significantly in 2003 as a result of the allocation of the purchase prices related to our hospitals acquired in 2002. Please refer to Note 2 of our consolidated financial statements included in this report for further discussion of acquisitions that we made in 2001, 2002 and 2003.

          Our acquisition activity during the last three years is as follows:

		Licensed	Acquisition	Consideration
Acquisition	State	Beds	Date	(a)

				(in millions)
Acquired during 2003:
Spring View Hospital	Kentucky	113	10/1/2003	$15.8

Acquired during 2002:
Remaining 30% interest in Dodge City Healthcare Group, L.P.	Kansas	110	10/1/2002	25.0
Russellville Hospital	Alabama	100	10/3/2002	19.8
Logan Regional Medical Center and Guyan Valley Hospital	West Virginia	151	12/1/2002	89.4
Northwest Medical Center and Lakeland Community Hospital	Alabama	170	12/1/2002	29.5

Acquired during 2001:
Bluegrass Community Hospital	Kentucky	25	1/2/2001	Lease
Athens Regional Medical Center	Tennessee	118	10/1/2001	19.8
Ville Platte Medical Center	Louisiana	116	12/1/2001	15.1

(a) Includes cash paid and liabilities assumed, but excludes other direct transaction costs, such as legal fees.

     Although we anticipate that our patient volumes will increase, the resulting revenues will likely be partially offset by the following factors:

•	Growth in Outpatient Services. We anticipate that the long-term growth trend in outpatient services will continue. A number of procedures once performed only on an inpatient basis have been, and will continue to be, converted to outpatient procedures. This conversion has occurred through continuing advances in pharmaceutical and medical technologies and as a result of efforts made by payors to control costs. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting. The following table shows net outpatient, inpatient and other revenues as a percentage of our total revenues:

	Revenues

	2001	2002	2003

Outpatient	47.8%	49.8%	49.7%
Inpatient	50.7	48.6	49.1
Other	1.5	1.6	1.2

Total	100.0%	100.0%	100.0%

•	Efforts to Reduce Payments. Revenues from HMOs, PPOs and other private insurance programs are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs during the term of the contracts.

•	States Implementing Medicaid Cost Containment Measures. A number of states have incurred budget deficits within recent years. To close these budget gaps, certain states have reduced spending and increased taxes. State cost containment activity continues to focus on reducing provider payments and limiting eligible enrollees under the state Medicaid programs.

Other Trends

•	Increases in Provision for Doubtful Accounts. We experienced an increase in our provision for doubtful accounts during the second half of 2003. The increase was the result of a combination of broad economic factors, including an increased number of uninsured patients, employers shifting costs to employees through higher co-payments and deductibles and higher unemployment rates. The following table reflects our quarterly self-pay revenue activity which exhibits these trends (in millions):

	Self-Pay Revenues

	2001	2002	2003

First Quarter	$10.9	$15.3	$18.8
Second Quarter	11.6	16.7	18.1
Third Quarter	14.4	14.5	23.0
Fourth Quarter	12.8	16.9	21.6

Total	$49.7	$63.4	$81.5

We anticipate that our provision for doubtful accounts will increase for the next several quarters to approximately 9% - 10% of revenues from approximately 7.4% – 8% of revenues for recent years. We are implementing a number of operating strategies which should increase our cash collections of self-pay revenues. If this trend of increasing self-pay revenues continues, then it could have a material adverse effect on our results of operations and financial position.

•	Increased Purchase Prices for Acquisitions. As previously discussed, we attempt to make acquisitions in a highly competitive environment. We have seen higher prices being paid for hospital acquisitions in the past two years. In some cases, the cost of an acquisition could result in a dilutive effect on our results of operations for up to two years depending on various factors, including the acquired hospital’s results of operations, allocations of tangible and intangible assets, effects of subsequent legislation changes and limitations on rate increases. In addition, our acquisition activity requires transitions from, and the integration of, various information systems that are used by hospitals we acquire. We rely heavily on HCA for information systems integration as part of our contractual arrangement for information technology services.

•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including the hospitals we own, have encountered difficulty in recruiting and retaining nursing and other clinical personnel. When we are unable to staff our nursing and clinical positions sufficiently, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nursing and other clinical personnel. We expect that the staffing issues related to nurses and other clinical personnel will continue in the near term.

•	Increases in Supply Costs. During 2003, we experienced an increase in supply costs as a percentage of revenues, especially in the areas of pharmaceutical and orthopedic supplies. We participate in a group purchasing organization in an attempt to achieve optimum supply costs from our vendors. Because of the fixed reimbursement nature of most governmental and commercial payor arrangements, we may not be able to recover supply cost increases through increased revenues.

Outlook

     We expect to continue increasing our revenues and net income by continuing to acquire additional hospitals and increasing the operating results of the hospitals we currently own. We plan to adhere to our disciplined acquisition strategy as we seek to acquire additional hospitals. We intend to continue to invest in additional healthcare services in our facilities and implement our operating strategies.

     In order for us to increase revenues and profitability of our hospitals, there are a number of on-going challenges that we must effectively manage, such as:

•	competition from other healthcare providers, including physicians in our communities;

•	recruiting and retaining quality physicians;

•	increasing the volume of patients in our facilities;

•	staffing issues related to the shortage of clinical personnel and the use of contract labor;

•	identifying and acquiring hospitals at appropriate prices;

•	the integration of new acquisitions into our operating systems and practices;

•	pricing pressures from government and commercial payors; and

•	increased bad debt risk as a result of the increased number of uninsured patients and increased co-payments and deductibles due from insured patients.

     By successfully focusing on each of these challenges, we anticipate increasing our revenues and profitability on both a short-term and long-term basis. These challenges are intensified by our inability to control related trends and the associated risks. Therefore, our actual results may differ from our expectations. To maintain or improve operating margins in the future, we must, among other things, increase patient volumes through physician recruiting while controlling the costs of providing services.

Critical Accounting Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

     The table that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate:

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis

Allowance for doubtful accounts and provision for doubtful accounts

Accounts receivable primarily consist of amounts due from third-party payors and patients. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.

We have an established process to determine the adequacy of this allowance that relies on a number of analytical tools and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance.

One analytical tool that we use is the hindsight analysis, which is performed by us on an annual basis.

If self-pay revenues during 2003 were changed by 1%, our 2003 after-tax net income would change by approximately $0.5 million.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate uncollectible patient accounts that are highly uncertain and requires a high degree of judgment. It is impacted

The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients. Our allowance for doubtful accounts, included in our balance sheets as of December 31 was as follows (in millions):

•    2003 - $111.7; and
•    2002 - $109.1.

Our provision for doubtful accounts, included in our results of operations, was as follows (in millions):

•    2003 - $81.5;
•    2002 - $55.2; and
•    2001 - $45.8.

The hindsight analysis reviews write-offs and recoveries that occur over a one-year period that relate to accounts receivable of the prior year. These write-offs, net of recoveries, roughly estimate what the allowance should have been in the prior year. This allowance is then used to calculate a day metric by applying the allowance estimate to the accounts receivable aging. This analysis is a key historical analytical tool, especially when the composition of accounts receivable is static. However, the composition of our accounts receivable is not static, due to payor shifts, rate increases and acuity changes. In addition, the results of the hindsight analysis are over 12 months old by the time the data gathering is complete and the ultimate evaluation is performed. Given the necessary time delay in performing a hindsight analysis and the dynamic environment, we take additional steps and review additional data.

As it relates to our recently-acquired hospitals, we perform hindsight analyses based on their historical collection information, when available. In addition, we monitor trends in revenues and collections on a monthly basis for 18 to 24 months subsequent to the acquisition on a facility-by-facility basis.

As it relates to our core hospitals, which we refer to as “same-hospital”, we monitor the revenue trends by payor classification on a month-by-month basis along with the composition of our accounts receivable agings. This review is focused primarily on trends in self-pay revenues, accounts receivable and co-payment receivables.

In addition, we analyze other factors such as revenue days in accounts receivable and reviewing admissions and charges by physicians, primarily focusing on recently recruited physicians.
by changes in regional economic conditions, business office operations, payor mix and trends in federal or state governmental healthcare coverage.

A significant increase in our provision for doubtful accounts (as a percentage of revenues) would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis

Revenue recognition / Allowance for contractual discounts

We recognize revenues in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors such as HMOs, PPOs and other private insurers, Managed Care, are generally less than our established billing rates. Accordingly, our gross revenues and accounts receivable are reduced to net realizable value through an allowance for contractual discounts.

Approximately 88% of our revenues during 2003 relate to discounted charges. The sources of these revenues were as follows (as a percentage of total revenues):
•    Medicare – 36%;
•    Medicaid – 11%; and
•    Managed Care – 41%
Governmental payors

The majority of services performed on Medicare and Medicaid patients are reimbursed at predetermined reimbursement rates. The differences between the established billing rates (i.e., gross charges) and the predetermined reimbursement rates are recorded as contractual discounts and deducted from gross revenues. Under a prospective reimbursement system, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined reimbursement rates.

Discounts for retrospectively cost-based revenues, which were more prevalent in periods before 2000, are estimated based on historical and current factors and are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely.

Managed Care

For most managed care plans, estimated contractual allowances are adjusted to actual contractual allowances as cash is received and claims are reconciled. We evaluate the following criteria in developing the estimated contractual allowance percentages each month: historical contractual allowance trends based on actual claims paid by managed care payors; impact of rate increases on contractual allowances; review of contractual allowance information reflecting current contract terms; consideration and analysis of changes in payor mix reimbursement levels; and other issues that may impact contractual allowances.	Governmental payors

Because the laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, the estimates recorded by us could change by material amounts. Adjustments related to final settlements increased our revenues by the following amounts (in millions):

•    2003 - $6.0;
•    2002 - $13.0; and
•    2001 - $2.0.

Managed Care

If our overall estimated contractual discount percentage on all of our managed care revenues were changed by 1%, our 2003 after-tax net income would change by approximately $4.1 million.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

A significant increase in our estimate of contractual discounts would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis

Professional and general liability claims

We are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, we maintained insurance for individual malpractice claims exceeding $1.0 million for 2001. For 2002, we increased our self-insured retention level to $10.0 million on individual malpractice claims. For 2003, we lowered our self-insured retention level to $5.0 million on individual malpractice claims and for 2004, we increased our self-insured retention level back to $10.0 million.

Each year, we obtain quotes from various malpractice insurers with respect to the cost of obtaining medical malpractice insurance coverage. We compare these quotes to our most recent actuarially determined estimates of losses at various self-insured retention levels. Accordingly, changes in insurance costs affect the self-insurance retention level we choose each year. As insurance costs have increased in recent years, we have accepted a higher level of risk in self-insured retention levels.

The reserve for professional and general liability claims, included in our balance sheets as of December 31 was as follows (in millions):

•   2003 - $27.5; and
•   2002 - $25.1.

The reserve for professional and general liability claims as of the balance sheet dates reflect the current estimate of all outstanding losses, including incurred but not

Our reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors and other actuarial assumptions in the determination of reserve estimates. Reserve estimates are discounted to present value using a 5.0% discount rate.

We revise our reserve estimates twice each year based upon the calculations performed by our independent actuaries. Our estimated reserve for professional and general liability claims will be significantly affected if current and future claims differ from historical trends. While we monitor reported claims closely and consider potential outcomes as estimated by our independent actuaries when determining our professional and general liability reserves, the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes complicates the estimation process. In addition, certain states have passed varying forms of tort reform limiting the amount of medical malpractice losses. If such laws are passed in the states where our hospitals are located, our loss estimates could decrease.

We implemented enhanced risk management processes for monitoring professional and general liability claims and managing losses in high-risk areas during 2002 and 2003 to attempt to reduce loss levels and appropriately manage risk. We improved our estimation process for

Based upon multiple actuarial valuations performed using recent loss information, the change in the estimation process during 2003 decreased our reserves for professional and general liability claims and our cost for professional and general liability claims by approximately $7.4 million on a pre-tax basis, or $0.10 per diluted share. Of the $7.4 million reduction, $4.8 million relates to estimates for losses prior to 2003 and $2.6 million relates to losses for 2003.

Additionally, actuarial calculations include a large number of variables that may significantly impact the estimate of ultimate losses that are recorded during a reporting period. Professional judgment is used by each actuary in determining their loss estimates by selecting factors that are considered appropriate by the actuary for our specific circumstances. Changes in assumptions used by our independent actuaries with respect to demographics, industry trends and judgmental selection of factors may impact our recorded reserve levels and our results of operations.

We derive our estimates for financial reporting purposes by using a mathematical average of our actuarial results. Changes in our estimates of professional and general liability claims are non-cash charges and accordingly, there would be no material impact on our liquidity or capital resources.

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis

reported losses, based upon actuarial calculations. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances.

The total cost of professional and general liability coverage included in our results of operations, was as follows (in millions):

•    2003 - $9.8;
•    2002 - $12.9; and
•    2001 - $11.4.

Our cost for professional and general liability coverage each year includes the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of our self-insured retention levels; the administrative costs of the insurance program and interest expense related to the discounted portion of the liability.	determining our reserves for professional and general liability claims during 2003 by expanding from using one actuary to using multiple actuaries.

We use the calculations of each actuary and average their results in determining our recorded reserve levels. This averaging process results in a refined estimation approach that we believe produces a more reliable estimate of ultimate losses.

Accounting for income taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations. Our deferred tax asset balances in our balance sheets as of December 31 were as follows (in

The first step in determining the deferred tax asset valuation allowance is identifying reporting jurisdictions where we have a history of tax and operating losses or are projected to have losses in future periods as a result of changes in operational performance. We then determine if a valuation allowance should be established against the deferred tax assets for that reporting jurisdiction.

The second step is to determine the amount of the valuation allowance. We will generally establish a valuation allowance equal to the net deferred tax asset (deferred tax

Our deferred tax liabilities exceeded our deferred tax assets by $21.5 million as of December 31, 2003, excluding the impact of valuation allowances. Historically, we have produced federal taxable income. Therefore, the likelihood of us not realizing the federal tax benefit of our deferred tax assets is remote.

However, we do have subsidiaries with a history of tax losses in certain state jurisdictions. If our assertion regarding the future profitability of those subsidiaries were incorrect, then our deferred tax assets would be understated by the amount of the valuation allowance of $4 million at

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis

millions):

•    2003 - $36.3; and
•    2002 - $34.5.

Our valuation allowances for deferred tax assets in our balance sheets as of December 31 were as follows (in millions):

•    2003 - $4.0; and
•    2002 - $3.5.

In addition, significant judgment is required in determining and assessing the impact of certain tax-related contingencies. We establish accruals when, despite our belief that our tax return positions are fully supportable, it is probable that we have incurred a loss related to tax contingencies and the loss or range of loss can be reasonably estimated.

We adjust the accruals related to tax contingencies as part of our provision for income taxes in our results of operations based upon changing facts and circumstances, such as progress of a tax audit, development of industry related examination issues, as well as legislative, regulatory or judicial developments. A number of years may elapse before a particular matter, for which we have established an accrual, is audited and resolved.	assets less deferred tax liabilities) related to the jurisdiction identified in step one of the analysis. In certain cases, we may not reduce the valuation allowance by the amount of the deferred tax liabilities depending on the nature and timing of future taxable income attributable to deferred tax liabilities.

In assessing tax contingencies, we identify tax issues that we believe are probable to be challenged upon examination by the taxing authorities. We compute the tax and related interest on each contingency. We then determine the probable amount of loss and reflect such amount as a component of the provision for income taxes in the reporting period.

During each reporting period, we assess the facts and circumstances related to recorded tax contingencies. If tax contingencies are no longer deemed probable based upon new facts and circumstances, the contingency is reflected as a reduction of the provision for income taxes in the current period.	December 31, 2003.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2003, we would incur $3.6 million of additional tax payments plus applicable penalties and interest.

     Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed the disclosure presented above relating to our critical accounting estimates.

     The above table of critical accounting estimates is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that of our significant accounting policies, as discussed in Note 1 of our consolidated financial statements, the estimates discussed above involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and our financial condition.

Results of Operations

Operating Results Summary

     The following tables present summaries of results of operations for the three months ended December 31, 2002 and 2003 and for the years ended December 31, 2001, 2002 and 2003 (dollars in millions, except revenues per equivalent admission):

	Three Months Ended December 31,

	2002		2003

		% of		% of
	Amount	Revenues	Amount	Revenues

Revenues	$201.9	100.0%	$237.3	100.0%

Salaries and benefits (a)	78.8	39.0	93.4	39.3
Supplies (b)	24.8	12.3	31.9	13.4
Other operating expenses (c)	36.0	17.9	40.8	17.2
Provision for doubtful accounts	16.4	8.1	22.9	9.7
Depreciation and amortization	9.9	4.9	12.3	5.3
Interest expense, net	3.4	1.7	2.9	1.2
Debt retirement costs	0.5	0.3	—	—
ESOP expense	2.3	1.1	2.0	0.8

Income before minority interest and income taxes	29.8	14.7	31.1	13.1
Minority interest in earnings of consolidated entity	—	—	0.2	0.1

Income before income taxes	29.8	14.7	30.9	13.0
Provision for income taxes	12.2	6.0	11.6	4.9

Net income	$17.6	8.7%	$19.3	8.1%

	Three Months Ended December 31,

	2002		2003

		% Change		% Change
	Amount	From Prior Year	Amount	From Prior Year

Consolidated:
Number of hospitals at end of period	28	21.7	29	3.6
Admissions (d)	20,531	14.1	24,689	20.3
Equivalent admissions (e)	39,353	17.6	47,969	21.9
Revenues per equivalent admission	$5,131	4.5	$4,948	(3.6)
Outpatient factor (e)	1.92	3.1	1.95	1.5
Emergency room visits (f)	92,960	15.9	117,835	26.8
Inpatient surgeries	6,133	15.5	6,951	13.3
Outpatient surgeries (g)	17,067	12.1	18,201	6.6
Total surgeries	23,200	13.0	25,152	8.4
Outpatient revenues as a percentage of total revenues	48.9%	N/M	46.6%	N/M
Medicare case mix index (i)	1.15	(0.9)	1.16	0.9

Same-hospital (h):
Revenues	$188.5	N/M	$194.7	3.3
Number of hospitals at end of period	23	N/M	23	—
Admissions (d)	18,763	N/M	19,562	4.3
Equivalent admissions (e)	35,893	N/M	37,540	4.6
Revenues per equivalent admission	$5,251	N/M	$5,186	(1.2)
Outpatient factor (e)	1.92	N/M	1.92	—
Emergency room visits (f)	84,337	N/M	93,683	11.1
Inpatient surgeries	5,706	N/M	5,655	(0.9)
Outpatient surgeries (g)	15,939	N/M	16,361	2.6
Total surgeries	21,645	N/M	22,016	1.7
Outpatient revenues as a percentage of total revenues	49.3%	N/M	48.2%	N/M
Medicare case mix index (i)	1.17	N/M	1.17	—

	Years Ended December 31,

	2001		2002		2003

		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues	$619.4	100.0%	$743.6	100.0%	$907.1	100.0%

Salaries and benefits (a)	243.2	39.3	291.4	39.2	365.0	40.2
Supplies (b)	78.2	12.6	92.2	12.4	118.1	13.0
Other operating expenses (c)	120.8	19.5	137.1	18.4	162.8	18.0
Provision for doubtful accounts	45.8	7.4	55.2	7.4	81.5	9.0
Depreciation and amortization	34.7	5.6	37.9	5.1	45.7	5.0
Interest expense, net	18.1	2.9	13.3	1.8	12.8	1.4
Debt retirement costs	2.6	0.3	31.0	4.2	—	—
ESOP expense	10.4	1.7	9.7	1.3	6.9	0.8
Gain on previously impaired assets	(0.5)	(0.1)	—	—	—	—

Income before minority interests and income taxes	66.1	10.8	75.8	10.2	114.3	12.6
Minority interests in earnings of consolidated entities	2.7	0.4	2.2	0.3	0.7	0.1

Income before income taxes	63.4	10.4	73.6	9.9	113.6	12.5
Provision for income taxes	30.1	5.0	32.1	4.3	45.1	4.9

Net income	$33.3	5.4%	$41.5	5.6%	$68.5	7.6%

	Years Ended December 31,

	2001		2002		2003

		% Change		% Change		% Change
		From		From		From
	Amount	Prior Year	Amount	Prior Year	Amount	Prior Year

Consolidated:
Number of hospitals at end of period	23	15.0	28	21.7	29	3.6
Admissions (d)	70,891	7.3	77,927	9.9	92,184	18.3
Equivalent admissions (e)	129,163	7.8	149,152	15.5	181,879	21.9
Revenues per equivalent admission	$4,796	3.1	$4,986	4.0	$4,988	—
Outpatient factor (e)	1.82	0.5	1.91	5.0	1.97	3.1
Emergency room visits (f)	313,110	6.2	355,891	13.7	434,424	22.1
Inpatient surgeries	20,042	9.5	23,030	14.9	27,201	18.1
Outpatient surgeries (g)	57,423	15.5	65,545	14.1	77,119	17.7
Total surgeries	77,465	13.9	88,575	14.3	104,320	17.8
Outpatient revenues as a percentage of total revenues	47.8%	N/M	49.8%	N/M	49.7%	N/M
Medicare case mix index (i)	1.15	—	1.15	—	1.17	1.7

Same-hospital (h):
Revenues	N/M	N/M	$730.2	N/M	$760.6	4.2
Number of hospitals at end of period	N/M	N/M	23	N/M	23	—
Admissions (d)	N/M	N/M	76,159	N/M	75,795	(0.5)
Equivalent admissions (e)	N/M	N/M	145,692	N/M	147,194	1.0
Revenues per equivalent admission	N/M	N/M	$5,012	N/M	$5,167	3.1
Outpatient factor (e)	N/M	N/M	1.91	N/M	1.94	1.4
Emergency room visits (f)	N/M	N/M	347,268	N/M	353,415	1.8
Inpatient surgeries	N/M	N/M	22,603	N/M	22,887	1.3
Outpatient surgeries (g)	N/M	N/M	64,417	N/M	65,359	1.5
Total surgeries	N/M	N/M	87,020	N/M	88,246	1.4
Outpatient revenues as a percentage of total revenues	N/M	N/M	49.9%	N/M	49.7%	N/M
Medicare case mix index (i)	N/M	N/M	1.16	N/M	1.18	1.7

N/M – not meaningful.

(a)	Represents our cost of salaries and benefits, including employee health benefits and workers compensation insurance, for all hospital and corporate employees and contract labor.

(b)	Includes our hospitals’ costs for pharmaceuticals, blood, surgical instruments and all general supply items, including the cost of freight.

(c)	Consists primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes.

(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and used by management and investors as a general measure of inpatient volume.

(e)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue). The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the total number of hospital-based emergency room visits.

(g)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

(h)	Same-hospital information excludes the operations of hospitals which we acquired during the periods presented. The costs of corporate overhead are included in same-hospital information, which ranges from approximately 2.5% to 3% of revenues.

(i)	Refers to the acuity or severity of illness of an average Medicare patient at our hospitals.

For the Quarters Ended December 31, 2003 and 2002

     Revenues

     Our revenues for the quarter ended December 31, 2003 increased by $35.4 million, or 17.5%, to $237.3 million compared to the quarter ended December 31, 2002. This increase is attributable to a number of factors, including:

•	$11.7 million from our same-hospital revenues, excluding net adjustments to estimated third-party payor settlements and including a $0.7 million decrease in non-patient revenues;

•	$22.6 million increase from our 2002 acquisitions;

•	$6.4 million from our 2003 acquisition of Spring View Hospital; and

•	$5.3 million net decrease in our net adjustments to estimated third-party payor settlements. Net adjustments to estimated third-party payor settlements resulted in a decrease to revenues of $0.2 million in the quarter ended December 31, 2003 compared to an increase to revenues of $5.1 million in the quarter ended December 31, 2002. The $5.1 million of adjustments in the quarter ended December 31, 2002 related primarily to cost reports that were delayed by outpatient PPS and had an effect of increasing after-tax diluted earnings per share by approximately $0.07.

     Our same-hospital inpatient revenues, excluding net adjustments to estimated third-party payor settlements, for the quarter ended December 31, 2003 increased by $7.4 million, or 8.3%, to $96.2 million compared to the quarter ended December 31, 2002. A primary driver was an increase in flu-related admissions late in the quarter.

     Our same-hospital outpatient revenues, excluding net adjustments to estimated third-party payor settlements, for the quarter ended December 31, 2003 increased by $5.0 million, or 5.5%, to $96.5 million compared to the quarter ended December 31, 2002. This outpatient growth was largely driven by a 2.6% increase in same-hospital outpatient surgeries and a 11.1% increase in same-hospital emergency room visits.

     After factoring all of the above, our equivalent admissions increased by 4.6% on a same-hospital basis for the quarter ended December 31, 2003 compared to the same period in 2002. As it relates to pricing and acuity, our same-hospital revenues per equivalent admission for the quarter ended December 31, 2003 were down 1.2%, or $65 per equivalent admission, over the same period in 2002. However, our same-hospital revenues per equivalent admission for the quarter ended December 31, 2003, excluding net adjustments to estimated third-party payor settlements, increased by 1.7% over the same period in 2002.

     The table below shows the sources of our revenues for the quarters ended December 31, expressed as percentages of total revenues, including net adjustments to estimated third-party payor settlements:

	Consolidated		Same-hospital

	2002	2003	2002	2003

Medicare	38.4%	36.2%	39.0%	35.4%
Medicaid	11.5	10.9	11.9	11.1
HMOs, PPOs and other private insurers	39.9	39.9	39.7	42.9
Self Pay	8.4	9.1	7.7	8.8
Other	1.8	3.9	1.7	1.8

Total	100.0%	100.0%	100.0%	100.0%

     Our historical sources of revenues table in prior Form 10-K and Form 10-Q reports required certain reclassifications. Specifically, contractual discounts relating to certain Medicaid state managed care programs were historically classified incorrectly against the HMOs, PPOs and other private insurers revenue line as opposed to the Medicaid revenue line. This change produced no impact on our historical results of operations. Generally, these reclassifications reduced Medicaid as a percentage of total revenues and increased HMOs, PPOs and other private insurers as a percentage of total revenues.

     Expenses

     Salaries and benefits increased as a percentage of revenues to 39.3% for the quarter ended December 31, 2003 from 39.0% for the quarter ended December 31, 2002, primarily as a result of our 2002 acquisitions, which had higher than average salaries and benefits as a percentage of our revenues. Salaries and benefits in the quarter ended December 31, 2003 were approximately 41.4% as a percentage of revenues for our 2002 acquisitions. On a same-hospital basis, salaries and benefits increased as a percentage of revenues to 38.6% in the quarter ended December 31, 2003 compared to 37.9% in the quarter ended December 31, 2002. This was primarily due to a 4.4% increase in same-hospital salaries and benefits per man-hour in the fourth quarter of 2003 compared to the same period in 2002. However, our productivity improved in the quarter ended December 31, 2003 with a 3.7% decrease in our man-hours per equivalent admission compared to the same period in 2002. In addition, our same-hospital contract labor increased by 10.8% to $3.9 million in the quarter ended December 31, 2003, compared to $3.5 million in the quarter ended December 31, 2002, as a result of continuing clinical labor shortages in some of our communities.

     Supply costs as a percentage of revenues increased to 13.4% in the quarter ended December 31, 2003 from 12.3% in the quarter ended December 31, 2002. On a same-hospital basis, supply costs increased as a percentage of revenues to 13.5% in the quarter ended December 31, 2003 from 11.9% in the quarter ended December 31, 2002. On a same-hospital basis, our cost of supplies per equivalent admission increased 11.2% in the quarter ended December 31, 2003 as a result of rising supply costs compared to the same period in 2002, particularly in the pharmaceutical, cardiac and spine and joint implant areas.

     Other operating expenses decreased as a percentage of revenues to 17.2% in the quarter ended December 31, 2003 from 17.9% in the quarter ended December 31, 2002. On a same-hospital basis, other operating expenses decreased as a percentage of revenues to 16.7% in the quarter ended December 31, 2003 from 17.6% in the quarter ended December 31, 2002, primarily as a result of lower professional and general liability insurance expense. Our professional and general liability insurance expense was $0.9 million during the quarter ended December 31, 2003 compared to $3.2 million in the quarter ended December 31, 2002. This decrease relates to favorable loss experience as reflected in our external actuarial reports and our 2003 change to using multiple actuaries to estimate projected losses under the self-insured portion of our insurance program, as further discussed previously in the “Critical Accounting Estimates.” Our physician recruiting costs increased from $2.0 million in the quarter ended December 31, 2002 to $3.6 million in the quarter ended December 31, 2003 as a result of our increased number of recruited physicians.

     Provision for doubtful accounts increased as a percentage of revenues to 9.7% in the quarter ended December 31, 2003 from 8.1% in the quarter ended December 31, 2002. The provision for doubtful accounts related primarily to self-pay amounts due from patients. Our self-pay revenues for the quarter ended December 31, 2003 increased by 28.0% to $21.6 million compared to the same period in 2002. The factors influencing this increase are a combination of broad economic factors, including the increased number of uninsured patients, employers shifting costs to employees through higher co-payments and higher unemployment rates. In addition, our 2002 acquisitions had a higher than average provision for doubtful accounts as a percentage of revenues. Provision for doubtful accounts as a percentage of revenues for our 2002 acquisitions was 16.4% for the quarter ended December 31, 2003. On a same-hospital basis, the provision for doubtful accounts increased as a percentage of revenues to 8.4% in the quarter ended December 31, 2003 from 7.4% in the quarter ended December 31, 2002.

     Depreciation and amortization expense increased to $12.3 million in the quarter ended December 31, 2003 from $9.9 million in the quarter ended December 31, 2002, primarily as a result of our 2002 and 2003 acquisitions and depreciation associated with capital improvements at our facilities. Depreciation expense associated with our 2002 and 2003 acquisitions was $1.8 million for the quarter ended December 31, 2003. Same-hospital depreciation and amortization expense was $10.5 million in the quarter ended December 31, 2003 compared to $9.5 million in the quarter ended December 31, 2002.

     The provision for income taxes decreased to $11.6 million in the quarter ended December 31, 2003 from $12.2 million in the quarter ended December 31, 2002. The income tax provisions reflected an effective income tax rate of 37.5% for the quarter ended December 31, 2003 compared to 40.6% for the quarter ended December 31, 2002. The effective tax rate decrease in 2003 was attributable to a decrease in the ESOP permanent difference and a reduction in tax contingencies relating to adjustments to IRS examination issues as a result of the IRS issuing its findings during the quarter ended December 31, 2003. Please refer to Note 4 of our consolidated financial statements in this report for more information related to the IRS findings.

For the Years Ended December 31, 2003 and 2002

     Revenues

     Our revenues for 2003 increased by $163.5 million, or 22.0%, to $907.1 million compared to 2002. This increase is attributable to a number of factors, including:

•	$37.6 million from our same-hospital revenues, excluding net adjustments to estimated third-party payor settlements and including a $2.6 million decrease in non-patient revenues;

•	$126.5 million increase from our 2002 acquisitions (our 2002 acquisitions had revenues of $140.1 million and $13.6 million in 2003 and 2002, respectively);

•	$6.4 million from our 2003 acquisition of Spring View Hospital; and

•	$7.0 million net decrease in our net adjustments to estimated third-party payor settlements. Net adjustments to estimated third-party payor settlements resulted in an increase to net revenues of $6.0 million in 2003 compared to $13.0 million in 2002. Net adjustments of $5.0 million of the $13.0 million in 2002 related to the favorable settlement of a Kentucky inpatient Medicaid rate appeal that covered the period January 1, 1996 through June 30, 2002. The remaining $8.0 million of adjustments related primarily to cost reports that were delayed by outpatient PPS. The net adjustments to estimated third party-payor settlements had a favorable diluted earnings per share effect of $0.08 for 2003 and $0.17 for 2002.

     Our same-hospital inpatient revenues, excluding net adjustments to estimated third-party payor settlements, in 2003 increased by $20.9 million, or 6.1%, to $366.3 million compared to 2002. Our same-hospital Medicare case mix increased from 1.16 in 2002 to 1.18 in 2003. A primary driver in the case mix increase was our open-heart program at Lake Cumberland Regional Hospital that opened in the fourth quarter of 2002. In addition, we had a 1.3% increase in our inpatient surgeries in 2003 compared to 2002, on a same-hospital basis.

     Our same-hospital outpatient revenues for 2003 increased by $19.3 million, or 5.4%, to $378.8 million compared to 2002. This outpatient growth was largely driven by a 1.5% increase in same-hospital outpatient surgeries and a 1.8% increase in same-hospital emergency room visits.

     After factoring all of the above, our equivalent admissions increased by 1.0% on a same-hospital basis in 2003 compared to 2002. As it relates to pricing and acuity, our same-hospital revenues per equivalent admission for 2003 were up 3.1%, or $155 per equivalent admission, over 2002. Revenues per equivalent admission on our 2002 acquisitions were approximately $1,000 less than our same-hospital revenues per equivalent admission during 2003 because our 2002 acquisitions are located in states with lower reimbursement levels. Our same-hospital revenues per equivalent admission in 2003, excluding the net adjustments to estimated third-party payor settlements, increased by 4.2% as compared to 2002.

     The table below shows the sources of our revenues for the years ended December 31, expressed as percentages of total revenues, including net adjustments to estimated third-party payor settlements:

	Consolidated		Same-hospital

	2002	2003	2002	2003

Medicare	35.2%	35.7%	35.3%	36.0%
Medicaid	11.4	10.7	11.5	10.9
HMOs, PPOs and other private insurers	42.9	40.6	42.9	42.5
Self Pay	8.5	9.0	8.4	8.5
Other	2.0	4.0	1.9	2.1

Total	100.0%	100.0%	100.0%	100.0%

     Our historical sources of revenues table in prior Form 10-K and Form 10-Q reports required certain reclassifications. Specifically, contractual discounts relating to certain Medicaid state managed care programs were historically classified incorrectly against the HMOs, PPOs and other private insurers revenue line as opposed to the Medicaid revenue line. This change produced no impact on our historical results of operations. Generally, these reclassifications reduced Medicaid as a percentage of total revenues and increased HMOs, PPOs and other private insurers as a percentage of total revenues.

     Expenses

     Salaries and benefits increased as a percentage of revenues to 40.2% in 2003 from 39.2% in 2002, primarily as a result of our 2002 acquisitions, which had higher than average salaries and benefits as a percentage of our revenues. Salaries and benefits in 2003 were approximately 45.3% as a percentage of revenues for our 2002 acquisitions. On a same-hospital basis, salaries and benefits increased as a percentage of revenues to 39.2% in 2003 compared to 38.9% in 2002. This was primarily due to a 4.9% increase in same-hospital salaries and benefits per man-hour in 2003 compared to 2002. However, our productivity improved with a 0.9% decrease in our man-hours per equivalent admission. In addition, our same-hospital contract labor increased by 15.4% to $13.5 million in 2003 compared to $11.7 million in 2002 as a result of continuing clinical labor shortages in some of our communities.

     Supply costs as a percentage of revenues increased to 13.0% in 2003 from 12.4% in 2002. On a same-hospital basis, supply costs increased as a percentage of revenues to 12.8% in 2003 from 12.3% in 2002. On a same-hospital basis, our cost of supplies per equivalent admission increased 7.5% as a result of rising supply costs, particularly in the pharmaceutical and cardiac areas. In addition, we opened our new open-heart unit at Lake Cumberland Regional Hospital during the fourth quarter of 2002, which also contributed to the increase in our supply costs per equivalent admission. We utilize the group-purchasing and supplies management services of HealthTrust Purchasing Group, which makes certain national supply and equipment contracts available to our facilities.

     Other operating expenses decreased as a percentage of revenues to 18.0% in 2003 from 18.4% in 2002. On a same-hospital basis, other operating expenses decreased as a percentage of revenues to 17.8% in 2003 from 18.4% in 2002 primarily as a result of lower professional and general liability insurance expense. Our professional and general liability insurance expense was $9.8 million during 2003 compared to $12.9 million in 2002. This decrease relates to favorable loss experience as reflected in our external actuarial reports and our 2003 change to using multiple actuaries to estimate projected losses under the self-insured portion of our insurance program, as discussed previously in the “Critical Accounting Estimates.” Our physician recruiting costs increased from $6.5 million in 2002 to $13.0 million in 2003 as a result of our increased number of recruited physicians.

     Provision for doubtful accounts increased as a percentage of revenues to 9.0% in 2003 from 7.4% in 2002. The provision for doubtful accounts related primarily to self-pay amounts due from patients. Our self-pay revenues for 2003 increased by 28.6% to $81.5 million compared to 2002. The factors influencing this increase are a combination of broad economic factors, including increased uninsured patients, employers shifting costs to employees through higher co-payments and higher unemployment rates. In addition, our 2002 acquisitions had a higher than average provision for doubtful accounts as a percentage of our revenues. Provision for doubtful accounts as a percentage of revenues for our 2002 acquisitions was 14.8% for 2003. On a same-hospital basis, the provision for doubtful accounts also increased as a percentage of revenues to 7.9% in 2003 from 7.2% in 2002 as a result of the same factors described above.

     Depreciation and amortization expense increased to $45.7 million in 2003 from $37.9 million in 2002, primarily as a result of our 2002 and 2003 acquisitions and depreciation associated with capital improvements at our facilities. Depreciation expense associated with our 2002 and 2003 acquisitions was $6.6 million for 2003. Same-hospital depreciation and amortization expense was $39.1 million in 2003 compared to $37.4 million in 2002.

     We repurchased all of our $150.0 million 10 3/4% Senior Subordinated Notes during 2002. In connection with these repurchases, we incurred debt retirement costs of $31.0 million which consisted of $26.5 million in premiums, commissions and fees paid for the repurchases and $4.5 million in non-cash net deferred loan cost write-offs.

     The provision for income taxes increased to $45.1 million in 2003 compared to $32.1 million in 2002. The income tax provisions reflected an effective income tax rate of 39.7% for 2003 compared to 43.5% for 2002. The effective tax rate decrease was attributable to a decrease in the ESOP permanent difference and a reduction in tax contingencies relating to adjustments to IRS examination issues as a result of the IRS issuing its findings during 2003. Please refer to Note 4 of our consolidated financial statements in this report for more information related to the IRS findings.

For the Years Ended December 31, 2002 and 2001

     Revenues

     For the comparison of 2002 to 2001, our same-hospital information includes the twenty-one hospitals that we operated in January 2001.

     Our revenues for 2002 increased by $124.2 million, or 20.0%, to $743.6 million compared to 2001. This increase is attributable to a number of factors, including:

•	$52.5 million from our same-hospital revenues, net of adjustments to estimated third-party payor settlements. Our same-hospital outpatient revenues for 2002 increased by $35.2 million, or 12.2%, to $324.3 million. This outpatient growth was largely driven by a 7.2% increase in same-hospital outpatient surgeries and a 2.3% increase in same-hospital emergency room visits. Our same-hospital inpatient revenues for 2002 increased by $14.3 million, or 4.6%, to $324.2 million, compared to 2001 primarily as a result of a 5.7% growth in our same-hospital inpatient surgeries, as same-hospital admissions were flat in 2002 compared to 2001;

•	$47.1 million from our 2001 acquisitions;

•	$13.6 million from our 2002 acquisitions; and

•	$11.0 million from net adjustments to estimated third-party payor settlements. Net adjustments to estimated third-party payor settlements resulted in an increase to revenues of $13.0 million in 2002 compared to $2.0 million in 2001. Net adjustments of $5.0 million of the $13.0 million in 2002 related to the favorable settlement of a Kentucky inpatient Medicaid rate appeal that covered the period January 1, 1996 through June 30, 2002. The remaining $8.0 million of adjustments related primarily to the cost reports that were delayed by outpatient PPS. The net adjustments to estimated third-party payor settlements had a favorable diluted earnings per share effect of $0.17 for 2002.

     The table below shows the sources of our revenues for the years ended December 31, expressed as percentages of total revenues, including net adjustments to estimated third-party payor settlements:

	Consolidated		Same-hospital

	2001	2002	2001	2002

Medicare	35.4%	35.2%	35.4%	35.3%
Medicaid	10.7	11.4	10.7	11.6
HMOs, PPOs and other private insurers	42.5	42.9	43.2	42.8
Self Pay	8.0	8.5	8.0	8.5
Other	3.4	2.0	2.7	1.8

Total	100.0%	100.0%	100.0%	100.0%

     Our historical sources of revenues table in prior Form 10-K and Form 10-Q reports required certain reclassifications. Specifically, contractual discounts relating to certain Medicaid state managed care programs were historically classified incorrectly against the HMOs, PPOs and other private insurers revenue line as opposed to the Medicaid revenue line. This change produced no impact on our historical results of operations. Generally, these reclassifications reduced Medicaid as a percentage of total revenues and increased HMOs, PPOs and other private insurers as a percentage of total revenues.

     Expenses

     Our salaries and benefits decreased as a percentage of revenues to 39.2% for 2002 from 39.3% for 2001. We had a 2.4% decrease in man-hours per equivalent admission in 2002 compared to 2001. However, we had a 6.4% increase in salaries and benefits per man-hour. Our largest area of increase was employee benefits, primarily self-insured health claims, which increased by $11.7 million over 2001. On a same-hospital basis, salaries and benefits decreased as a percentage of revenues to 38.2% in 2002 from 39.1% in 2001. On a same-hospital basis, our salaries and benefits per equivalent admission grew 6.8%. In addition, our same-hospital contract labor increased by $1.7 million, or 19.7%, in 2002 over 2001 as a result of clinical labor shortages in some of our communities.

     Supply costs decreased as a percentage of revenues to 12.4% in 2002 from 12.6% in 2001. This decrease is primarily the result of the savings utilizing the group-purchasing and supplies management services of HealthTrust Purchasing Group, which makes certain national supply and equipment contracts available to our facilities.

     Other operating expenses decreased as a percentage of revenues to 18.4% in 2002 from 19.5% in 2001. The decrease was primarily the result of a decrease in physician recruiting expense as a percentage of revenues. However, the amount of physician recruiting expense increased to $6.5 million in 2002 from $6.4 million in 2001.

     Provision for doubtful accounts remained the same as a percentage of revenues at 7.4% in 2002 and 2001. On a same-hospital basis, our provision for doubtful accounts decreased as a percentage of revenues to 7.1% for 2002 from 7.5% for 2001 primarily as a result of an improvement in same-hospital collections from all payor sources.

     Depreciation and amortization expense increased to $37.9 million in 2002 from $34.7 million in 2001, primarily as a result of our 2001 and 2002 acquisitions and our increase in capital expenditures during 2002. This was partially offset by the cessation of goodwill amortization required by Statement of Financial Accounting Standards (“SFAS”) No. 142, which was effective January 1, 2002. Goodwill amortization during 2001 was $1.6 million.

     We repurchased all of our $150.0 million 10 3/4% Senior Subordinated Notes during 2002. In connection with these repurchases, we incurred debt retirement costs of $31.0 million which consisted of $26.5 million in premiums, commissions and fees paid for the repurchases and $4.5 million in non-cash net deferred loan cost write-offs.

     The provision for income taxes for 2002 increased to $32.1 million compared to $30.1 million for 2001. The provisions reflect effective income tax rates of 43.5% for 2002 compared to 47.5% for 2001. The effective tax rate decreased primarily due to the decline in the permanent differences between book and taxable income as a percentage of pre-tax income.

Liquidity and Capital Resources

Liquidity

     Our primary sources of liquidity are cash flows provided by our operations and our revolving credit facility. Our liquidity for 2003 and 2002 was derived primarily from net cash provided by operating activities.

     Cash flows for the years ended December 31 were as follows (in millions):

Source (use) of cash flows	2001	2002	2003

Operating activities	$114.1	$114.8	$104.6
Investing activities	(68.3)	(224.7)	(86.0)
Financing activities	(28.3)	75.7	(21.0)

Net increase (decrease) in cash	$17.5	$(34.2)	$(2.4)

Interest payments	$20.8	$16.3	$12.4

Income taxes paid	$18.4	$21.0	$41.4

Working capital as of December 31	$82.7	$67.9	$102.4

2003

     Operating activities

     The decrease in cash flows from operating activities in 2003 compared to 2002 primarily reflects:

•	Higher tax payments of approximately $20.4 million in 2003, primarily as a result of the tax benefit associated with our debt retirement costs during 2002, which reduced income tax payments in 2002, and approximately $6.6 million of prepaid tax payments related to our pending IRS examination settlement;

•	Higher revenues in December 2003 compared to December 2002 as a result of higher admissions in December 2003. In addition, some of our Medicare intermediaries experienced some technical difficulties complying with HIPAA as we electronically submitted our bills, thereby slowing our collections. These factors led to a $16.4 million increase in our consolidated accounts receivable balance as of December 31, 2003 compared to December 31, 2002; and

•	An increase in our working capital by $34.5 million from December 31, 2002 to December 31, 2003. This increase was primarily the result of the increases in accounts receivable and income taxes receivable, as discussed above. The increase in accounts receivable increased our net revenue days in accounts receivable at December 31, 2003, exclusive of our 2002 and 2003 acquisitions, to 37.5 days compared to 35.4 days at December 31, 2002.

     Investing activities

     Cash used in investing activities primarily consisted of net purchases of equipment of $70.2 million and the purchase of Spring View Hospital for $15.8 million, including direct transaction costs and working capital. We used our available cash to finance the cost of this acquisition. Our routine capital expenditures increased from $18.8 million in 2002 to $22.9 million in 2003 as a result of an increased base of fixed assets.

     Financing activities

     Cash used in financing activities consisted primarily of $45.7 million in repurchases of common stock, partially offset by $20.0 million borrowed under our revolving credit facility.

2002

     Operating activities

     There was a slight increase in cash flows from operating activities in 2002 compared to 2001. The primary factors that led to this slight increase in spite of our improved results of operations are as follows:

•	Our consolidated accounts receivable increased $28.3 million during 2002. Our net revenue days in accounts receivable at December 31, 2002, exclusive of the recent acquisitions, were 35.4 days compared to 31.7 days at December 31, 2001. The difference in days is primarily due to the filing of our cost reports during 2002.

•	There was $8.0 million in non-cash net adjustments to estimated third-party settlements during 2002 that were classified as credit balances in accounts receivable at December 31, 2001. This equates to 4.5 revenue days. The estimated third-party payor settlements account balance of $8.2 million includes $7.9 million payable to Kentucky Medicaid. We paid a total of $6.7 million in cash in the fourth quarter of 2002 on all settlements, $5.8 million of which was paid to Kentucky Medicaid.

     Investing activities

     Cash used in investing activities consisted of net purchases of equipment of $60.7 million, the purchase of five facilities for approximately $137.1 million, including direct acquisition costs and working capital, and the purchase of the outstanding 30% limited partnership interest in Dodge City Healthcare Group, L.P., the entity that owns and operates 110-bed Western Plains Regional Hospital and affiliated surgery center in Dodge City, Kansas, for $25.0 million. We used our available cash to finance the cost of these transactions.

     Financing activities

     Cash provided by financing activities primarily consisted of the $242.5 million net proceeds from our offering of 4 ½% Convertible Subordinated Notes due 2009. This was partially offset by our repurchase of $150.0 million of our 10 ¾% senior subordinated notes and related debt retirement costs of $26.5 million in premiums, commissions and fees.

Capital Resources

     Our revolving credit facility provides for borrowings up to $200.0 million, expires in June 2006, is guaranteed by substantially all of our current and future subsidiaries and is secured by substantially all of our assets. The revolving credit facility requires that we comply with certain financial covenants, including:

	Requirement	Level at December 31, 2003

Maximum permitted consolidated leverage ratio	<3.50 to 1.00	1.57 to 1.00
Maximum permitted consolidated senior leverage ratio	<2.50 to 1.00	0.19 to 1.00
Minimum permitted consolidated interest coverage ratio	>3.50 to 1.00	12.62 to 1.00
Minimum permitted consolidated net worth	>$269.9 million	$394.3 million
Maximum capital expenditures – last twelve months	<$136.1 million	$70.2 million

     The revolving credit facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of December 31, 2003. As of December 31, 2003, we had outstanding indebtedness of $20.0 million under our revolving credit facility and letters of credit in the aggregate amount of $13.6 million outstanding, leaving $166.4 million available under our revolving credit facility. We repaid the $20.0 million of indebtedness outstanding under our revolving credit facility in February 2004 with our available cash.

     The applicable interest rate under the revolving credit facility is based on a rate, at our option, equal to either (i) LIBOR plus a margin ranging from 1.25% to 2.25% or (ii) prime plus a margin ranging from 0% to 0.5%, both depending on our consolidated total debt to consolidated EBITDA ratio, as defined, for the most recent four quarters.

     Our revolving credit facility does not contain provisions that would accelerate the maturity date of our debt upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to renew our existing credit facility or obtain access to new credit facilities or other capital sources in the future and could increase the cost of such facilities and other capital sources. In 2003, Standard & Poor’s upgraded its credit rating on our senior secured debt obligations to BB+. Our Standard & Poor's corporate rating is a BB as of January 31, 2004. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

     On May 22, 2002, we sold 4 ½% Convertible Subordinated Notes due 2009 in the aggregate principal amount of $250 million (the “Convertible Notes”). The net proceeds of approximately $242.5 million were used for acquisitions, capital improvements at our existing facilities, repurchase of our 10 ¾% Senior Subordinated Notes, working capital and general corporate purposes. The Convertible Notes bear interest at the rate of 4 ½% per year, payable semi-annually on June 1 and December 1. The Convertible Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $47.36 per share. The conversion price is subject to adjustment in certain circumstances. We may redeem all or a portion of the Convertible Notes on or after June 3, 2005, at the then current redemption prices, plus accrued and unpaid interest. Holders of the Convertible Notes may require us to repurchase all of the holder’s Convertible Notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The Convertible Notes are unsecured and subordinated to our existing and future senior indebtedness and senior subordinated indebtedness. The Convertible Notes rank junior to our other liabilities. The indenture governing the Convertible Notes does not contain any financial covenants. A total of 5,278,825 shares of common stock have been reserved for issuance upon conversion of the Convertible Notes.

Liquidity and Capital Resources Outlook

     We expect the level of capital expenditures in 2004 to be approximately $90.0 million. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At December 31, 2003, we had projects under construction with an estimated additional cost to complete and equip of approximately $88.2 million. We anticipate that these projects will be completed over the next three years. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our revolving credit facility.

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

     We have never declared or paid dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any dividends on our common stock. Our Board of Directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our credit facilities impose restrictions on our ability to pay dividends. We repurchased approximately 2.1 million shares of our common stock for an aggregate price of approximately $45.7 million during 2003. Please refer to Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this report for a discussion of our share repurchase program.

     We believe that cash flows from operations, amounts available under our revolving credit facility and our anticipated access to capital markets are sufficient to meet expected liquidity needs, planned capital expenditures, potential acquisitions and other expected operating needs over the next three years.

Contractual Obligations

     We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements.

     The following table summarizes our significant contractual obligations as of December 31, 2003 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payments Due by Period

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt obligations (a)	$331.0	$31.3	$22.5	$22.5	$254.7
Capital lease obligations (b)	0.5	0.3	0.2	—	—
Operating lease obligations (c)	21.2	6.0	7.3	3.7	4.2
Purchase obligations (d)	107.0	55.7	31.4	1.5	18.4
Other long-term liabilities (b)	—	—	—	—	—

Total	$459.7	$93.3	$61.4	$27.7	$277.3

(a)	Included in long-term debt obligations are principal and interest owed on our Convertible Notes and on our revolving credit facility. In addition, “Less than 1 Year” in the above table includes the $20.0 million of outstanding indebtedness under our revolving credit facility we repaid during the first quarter of 2004 even though we were not contractually obligated to make this payment until 2006. These obligations are explained further in Note 5 of our consolidated financial statements in this report.

(b)	We had a $28.6 million other long-term liability balance on our consolidated balance sheet as of December 31, 2003. This balance reflected a $27.5 million reserve for professional and general liability claims, $0.2 million related to capital leases and $0.9 million related to other liabilities. We excluded the $27.5 million reserve for professional and general liability claims and $0.9 million of other liabilities from this table due to the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such amounts. Please refer to the “Critical Accounting Estimates – Professional and General Liability Reserves” in the section above for more information.

(c)	We enter into operating leases in the normal course of business. Substantially all of our lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. The above table reflects our future minimum operating lease payments. Please refer to Note 7 of our consolidated financial statements in this report for more information regarding our operating leases.

(d)	The following table summarizes our significant purchase obligations as of December 31, 2003 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payments Due by Period

		Less than
Purchase Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

HCA-IT services (e)	$34.6	$12.3	$22.3	$—	$—
Capital expenditure obligations (f), (g)	32.6	14.2	—	—	18.4
Physician commitments (h)	11.1	9.4	1.7	—	—
GEMS obligations (i)	13.8	11.0	2.8	—	—
Other purchase obligations (j)	14.9	8.8	4.6	1.5	—

Total	$107.0	$55.7	$31.4	$1.5	$18.4

(e)	HCA-IT provides various information systems services, including, but not limited to, financial, clinical, patient accounting and network information services to us under a seven-year contract that expires in May 2006. Please refer to the “Arrangements Relating to the Distribution” section in Part I, Item 1. Business in this report for more information. The amounts in the above table are based on estimated fees that will be charged to our 29 hospitals as of December 31, 2003. These fees will increase if we acquire a hospital and use HCA-IT for information system conversion services at the acquired hospital.

(f)	Capital expenditure obligations include $7.5 million in purchase orders for medical equipment and $25.1 million in committed capital improvements remaining under two asset purchase agreements. Please refer to Note 7 of our consolidated financial statements in this report for more information on our committed capital improvements.

(g)	We had projects under construction with an estimated additional cost to complete and equip of approximately $88.2 million as of December 31, 2003. Since we can terminate substantially all of the related construction contracts at any time without paying a termination fee, such cost is excluded from the above table except for the amounts disclosed in footnote (f) above.

(h)	In consideration for a physician relocating to one of our communities and agreeing to engage in private practice for the benefit of the respective community, we may loan certain amounts to a physician, normally over a period of one year, to assist in establishing his or her practice. We have committed to advance a maximum amount of approximately $27.8 million as of December 31, 2003. The actual amount of such commitments to be advanced often depends upon the financial results of a physician’s private practice during the loan period. The physician commitment amounts reflected in the above table were estimated based on our historical amounts actually paid to physicians.

(i)	General Electric Medical Services (“GEMS”) provides diagnostic imaging equipment maintenance and bio-medical services to us pursuant to a contract that expires in the first quarter of 2005. The amounts in the above table reflect our obligation based on the equipment we owned as of December 31, 2003.

(j)	Reflects our minimum commitments to purchase goods or services under non-cancelable contracts as of December 31, 2003.

Off-Balance Sheet Arrangements

     We had standby letters of credit outstanding of approximately $13.6 million as of December 31, 2003. Of this amount, $13.4 million was related to the self-insured retention levels of our professional and general liability insurance programs as security for the payment of claims and $0.2 million was related to obligations to certain utility companies.

Recently Issued Accounting Pronouncements

     We adopted SFAS No. 145 effective January 1, 2003, which required a reclassification of debt retirement costs from an extraordinary loss to a component of income before income taxes. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections” (“SFAS No. 145”) in April 2002. Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt are no longer segregated on the income statement as extraordinary items net of the effect of income taxes. Instead, these gains and losses are included as a component of income before income taxes. The provisions of SFAS No. 145 were effective for fiscal years beginning after May 15, 2002. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in prior periods presented that did not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item was reclassified upon adoption.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires the consolidation of variable interest entities. FIN 46, as revised, is applicable to financial statements of companies that have interests in “special purpose entities,” during 2003. Effective as of the first quarter of 2004, FIN 46 is applicable to financial statements of companies that have interests in all other types of entities. However, disclosures are required currently if we expect to consolidate any variable interest entities. We do not currently believe that any material entities will be consolidated with us as a result of FIN 46.

     In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. We do not expect SFAS No. 149 to have a material impact on our future results of operations or financial position.

     We adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) on July 1, 2003. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as redeemable preferred stock and certain equity derivatives that frequently are used in connection with share repurchase programs. On October 29, 2003, the FASB voted to defer for an indefinite period the application of SFAS No. 150 to classification of noncontrolling interests of limited-life subsidiaries. Neither the adoption of SFAS No. 150 nor the deferral had a material impact on our results of operations or financial position.

Seasonality

     We typically experience higher patient volumes and revenues in the first and fourth quarters of each year. We typically experience such seasonal volume and revenue peaks because more people generally become ill during the winter months, which in turn results in significant increases in the number of patients we treat during those months.

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

Factors That May Affect Future Results

     We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

•	projections of our revenues, net income, earnings per share, capital expenditures or other financial items;

•	descriptions of plans or objectives of our management for future operations or services, including pending acquisitions;

•	forecasts of our future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

     In this report, for example, we make forward-looking statements discussing our expectations about:

•	future financial performance;

•	future liquidity;

•	industry trends;

•	reimbursement changes;

•	future capital expenditures;

•	the impact of new accounting standards; and

•	physician recruiting.

     Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “can,” “could,” “may,” “should,” “believe,”

“will,” “would,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “intend,” “target,” “continue” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we might not update them to reflect changes that occur after the date they are made.

     There are several factors, many beyond our control, that could cause results to differ significantly from our expectations. Some of these factors are described below under “Risk Factors.” Other factors, such as market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, “Liquidity and Capital Resources” and Item 7A). Any factor described in this report could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report that could cause results to differ from our expectations.

Risk Factors

Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies reduce our reimbursements.

     We derived 46.4% of our revenues from the Medicare and Medicaid programs in 2003. In recent years, federal and state governments made significant changes in the Medicare and Medicaid programs. A number of states have incurred budget deficits and adopted legislation designed to reduce their Medicaid expenditures and to reduce Medicaid enrollees.

     In addition, insurance and managed care companies and other third parties from whom we receive payment for our services increasingly attempt to control healthcare costs by requiring that hospitals discount their fees in exchange for exclusive or preferred participation in their benefit plans. We believe that this trend may continue and may reduce the payments we receive for our services.

We may be subjected to allegations that we failed to comply with governmental regulation, which could result in sanctions that reduce our revenue and profitability.

     All participants in the healthcare industry are required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, privacy, compliance with building codes and environmental protection. These laws often contain safe harbor provisions, which describe some of the conduct and business relationships that are immune from prosecution. Not all of our business arrangements fit wholly within safe harbors. This does not automatically render our arrangements illegal. However, we may be subject to scrutiny by enforcement authorities. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our hospitals and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

     Significant media and public attention recently has focused on the hospital industry as a result of ongoing investigations related to referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services and physician ownership and joint ventures involving hospitals. Both federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. In addition, the OIG and the DOJ periodically establish enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Recent initiatives include a focus on hospital billing practices, rehabilitation and outpatient therapy.

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

     Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each separate false claim.

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

     Given the nature of our operating environment, we are subject to medical malpractice lawsuits and other claims. To mitigate a portion of this risk, we maintain liability insurance in amounts that we believe are appropriate for our operations. During 2003, we maintained professional and general liability insurance that provided coverage on a claims-made basis for individual claims in excess of $5.0 million. For 2004, the self-insured retention level amount for individual claims is $10.0 million. It is possible that successful claims against us that are within the self-insured retention level amounts, when considered in the aggregate, could have an adverse effect on our financial condition or liquidity. Insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of insurance with acceptable self-insured retention level amounts. In addition, physicians using our hospitals may be unable to obtain insurance on acceptable terms.

If we fail to effectively recruit and retain physicians, nurses and medical technicians, our ability to deliver healthcare services efficiently will suffer.

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

     The success of our recruiting efforts depends on several factors. In general, there is a shortage of specialty care physicians. We face intense competition in the recruitment of specialists because of the difficulty convincing these individuals of the benefits of practicing in a non-urban community. Physicians are concerned with the patient volume in non-urban hospitals and whether the volume will allow them to generate income comparable to that which they would generate in an urban setting. If the growth rate in the non-urban communities where our hospitals operate slows, then we could experience difficulty attracting physicians to practice in our communities.

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

     Our revenue is particularly sensitive to regulatory and economic changes in Kentucky and Tennessee. As of December 31, 2003, we operated 29 hospitals with eight located in the commonwealth of Kentucky and seven located in the state of Tennessee. We generated 39.2%, 38.0% and 33.3% of our revenue from our Kentucky hospitals (including 4.3%, 4.8% and 3.6% from state-sponsored Medicaid programs) and 22.3%, 23.6% and 19.8% from our Tennessee hospitals (including 2.9%, 3.1% and 2.7% from the state-sponsored TennCare program) for the years ended December 31, 2001, 2002 and 2003, respectively. Certain managed care organizations that participate in the Medicaid programs of Tennessee and Kentucky have been placed in receivership or encountered other financial difficulties. Other managed care organizations in the states in which we derive significant revenue may encounter similar difficulties in paying claims in the future.

We may have difficulty acquiring hospitals on favorable terms and, because of regulatory scrutiny, acquiring nonprofit entities.

     One element of our business strategy is expansion through the acquisition of acute care hospitals in growing, non-urban markets. We face significant competition to acquire other attractive, non-urban hospitals. We may not find suitable acquisitions on favorable terms. We also may incur or assume additional indebtedness as a result of the consummation of acquisitions. Our failure to acquire non-urban hospitals consistent with our growth plans could prevent us from increasing our revenues.

     The cost of acquiring hospitals continues to increase. In some cases, the cost of an acquisition could result in a dilutive effect on our results of operations depending on various factors, including the acquired hospital’s results of operations, allocation of tangible and intangible assets, effects of subsequent legislation changes and limitations on rate increases. In addition, our acquisition activity requires transitions from, and the integration of, various information systems that are used by hospitals we acquire.

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

     We may not be able to timely and effectively integrate the hospitals that we acquire with our ongoing operations. We may experience delays in implementing operating procedures and systems in newly acquired hospitals. Integrating a new hospital could be expensive and time consuming and could disrupt our ongoing business and distract our management and other key personnel. In addition, we rely heavily on HCA for information systems integration as part of our contractual arrangement for information technology services.

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

     At December 31, 2003, our consolidated long-term debt was approximately $270 million. We also may draw on a revolving credit commitment of up to $200 million under our bank credit agreement, of which $166.4 million was available as of December 31, 2003. In addition, we have the ability to incur additional debt, subject to limitations imposed by our credit agreement. Our leverage and debt service requirements could have important consequences to our stockholders, including the following:

•	make us more vulnerable to economic downturns and to adverse changes in business conditions, such as further limitations on reimbursement under Medicare and Medicaid programs;

•	limit our ability to obtain additional financing at favorable interest rates in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, reducing the funds available for our operations and capital improvements;

•	make us vulnerable to increases in interest rates because our bank credit agreement is at a variable rate of interest; and

•	require us to pay the indebtedness immediately if we default on any of the numerous financial and other restrictive covenants, including restrictions on our payments of dividends, incurrence of indebtedness and sale of assets.

Federal and state investigations of HCA could subject our hospitals and operations to increased governmental scrutiny.

     HCA has been the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payor actions and general liability claims. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before our formation as an independent company, owned some of the facilities we now own. For additional information about these matters, please refer to Part I, Item 3. Legal Proceedings in this report.

     We could be held responsible for any claims that are not covered by the agreements HCA reached with the federal government or for which HCA is not required to, or fails to, indemnify us. If indemnified matters were asserted successfully against us or any of our facilities, and HCA failed to meet its indemnification obligations, then such an event could have a material adverse effect on our business, financial condition, results of operations, liquidity or prospects.

     We cannot predict with accuracy the extent to which we may or may not continue to be affected by the initiation of additional investigations of HCA, if any. If these matters result in a successful claim against us, it could have a material adverse effect on our business, financial condition, results of operations, liquidity or prospects in future periods.

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

     Competition among hospitals and other healthcare providers for patients has intensified in recent years. All but one of our hospitals operate in geographic areas where we are currently the sole provider of hospital services in these communities. While our hospitals face less direct competition in our immediate service areas, we do compete with other hospitals, including larger tertiary care centers. Although these competing hospitals may be in excess of 30 to 50 miles away from our facilities, patients in these markets may migrate to, may be referred by local physicians to, or may be lured by incentives from managed care plans to travel to these distant hospitals. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. In addition, some of the hospitals that compete with us are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals can make capital expenditures without paying sales, property and income taxes. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology, physical therapy and diagnostic centers, as well as competing services rendered in physician offices. To the extent that other providers are successful in developing specialized outpatient facilities, our market share for those specialized services will likely decrease. Where necessary to prevent such competition, a few of our hospitals have developed specialized outpatient facilities.

If our access to HCA’s information systems is restricted or we are not able to integrate changes to our existing information systems or information systems of acquired hospitals, our operations could suffer.

     Our business depends significantly on effective information systems to process clinical and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology. We rely heavily on HCA for information systems. Under a contract with an initial term that will expire on May 11, 2006, HCA provides financial, clinical, patient accounting and network information services to us. We intend to renew our contract with HCA for periods beyond 2006. If our access to these systems is limited in the future or if HCA develops systems more appropriate for the urban healthcare market and not suited for our hospitals, our operations could suffer.

     In addition, as new information systems are developed, we must integrate them into our existing systems. Evolving industry and regulatory standards, including the Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” may require changes to our information systems. We may not be able to integrate new systems or changes required to our existing systems or systems of acquired hospitals in the future effectively. Please refer to the “Government Regulation” section in Part I, Item 1. Business in this report for a discussion of HIPAA.

     A key element of our business strategy is growth through the acquisition of additional acute care hospitals. Our acquisition activity requires transitions from, and the integration of, various information systems that are used by the hospitals we acquire. If we experience difficulties with the integration of the information systems of acquired hospitals, we could suffer, among other things, operational disruptions and increases in administrative expenses.

If we fail to comply with our corporate integrity agreement, we could be required to pay significant monetary penalties.

     In December 2000, we entered into a corporate integrity agreement with the OIG. Under this agreement, we have an affirmative obligation to report violations of applicable laws and regulations. This obligation could result in greater scrutiny of us by regulatory authorities. Complying with our corporate integrity agreement requires additional efforts and costs. Our failure to comply with the terms of the corporate integrity agreement could subject us to significant monetary penalties.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

     The following discusses our exposure to market risk related to changes in interest rates.

     Outstanding debt – As of December 31, 2003, we had outstanding debt of $270.0 million, $250.0 million of which was our Convertible Notes and $20.0 million of which was indebtedness under our revolving credit facility. Our Convertible Notes bear interest at the annual fixed rate of 4 ½%. As of December 31, 2003, the fair value of our Convertible Notes was $251.9 million, based on the quoted market price at December 31, 2003. Indebtedness under our revolving credit facility bears interest at a rate, at our option, equal to either (i) LIBOR plus a margin ranging from 1.25% to 2.25% or (ii) prime plus a margin ranging from 0% to 0.5%, both depending on our consolidated total debt to consolidated EBITDA ratio, as defined, for the most recent four quarters. Our borrowing rate under the revolving credit facility as of December 31, 2003 was 4.0%. At December 31, 2003, the fair value of our indebtedness under our revolving credit facility approximates the carrying value. If the prime rate were to increase 100 basis points, the estimated impact on our consolidated financial statements for the year ended December 31, 2003, would be to reduce net income by approximately $0.1 million after taxes based on the $20.0 million outstanding at December 31, 2003. In the event we increase the amount outstanding under the revolving credit facility and interest rates increase significantly, we expect to take actions to mitigate our exposure to such interest rate increases. We do not currently use derivatives to alter the interest rate characteristics of our debt instruments.

     Cash balances – Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2003. As a result, the interest rate market risk implicit in these investments at December 31, 2003, if any, is low.

Item 8. Financial Statements and Supplementary Data

     Information with respect to this Item is contained in our consolidated financial statements beginning with the Index on Page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely basis.

(b)	Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

     Information with respect to our executive officers is incorporated by reference to the information contained under the caption “Executive Compensation — Executive Officers of the Company” included in our proxy statement relating to our annual meeting of stockholders to be held on June 15, 2004.

     Our board of directors expects its members, as well as our officers and employees, to act ethically at all times and to acknowledge in writing their adherence to the policies comprising our Code of Conduct, which is known as “Common Ground, ” and as applicable, in our Code of Ethics for Senior Financial Officers and Chief Executive Officer (“Code of Ethics”). The Code of Ethics is posted on our website located at www.lifepointhospitals.com under the heading “Corporate Governance-Code of Ethics.” Common Ground is also posted on our website located at www.lifepointhospitals.com under the heading “Ethics & Compliance.” We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of such code, as required by the SEC, on our website within five business days following such amendment or waiver.

Directors

     Information with respect to our directors is incorporated by reference to the information contained under the caption “Election of Directors” included in our proxy statement relating to our annual meeting of stockholders to be held on June 15, 2004.

Compliance with Section 16(a) of the Exchange Act

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our annual meeting of stockholders to be held on June 15, 2004.

Item 11. Executive Compensation

     This information is incorporated by reference to the information contained under the captions “Election of Directors – Information Regarding the Board of Directors - Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Comparative Performance” included in our proxy statement relating to our annual meeting of stockholders to be held on June 15, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     This information is incorporated by reference to the information contained under the caption “Voting Securities and Principal Holders Thereof” and “Executive Compensation - Equity Compensation Plan Information” included in our proxy statement relating to our annual meeting of stockholders to be held on June 15, 2004.

Item 13. Certain Relationships and Related Transactions

     This information is incorporated by reference to the information contained under the caption “Certain Transactions” included in our proxy statement relating to our annual meeting of stockholders to be held on June 15, 2004.

Item 14. Principal Accountant Fees and Services

     This information is incorporated by reference to the information contained under the caption “Ratification of Independent Auditors” included in our proxy statement relating to our annual meeting of stockholders to be held on June 15, 2004.

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

(3)	Exhibits

Exhibit
Number		Description of Exhibits

2.1	—	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc. (a)

3.1	—	Certificate of Incorporation (a)

3.2	—	Bylaws (a)

3.3	—	First Amendment to the Bylaws

4.1	—	Form of Specimen Stock Certificate (b)

4.2	—	Rights Agreement dated as of May 11, 1999 between the LifePoint Hospitals, Inc. and National City Bank as Rights Agent (a)

4.3	—	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 ½% Convertible Subordinated Notes due 2009 (c)

4.4	—	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers, Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (c)

4.5	—	Form of 4 ½% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (c)

10.1	—	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (a)

10.2	—	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (a)

10.3	—	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/ HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (a)

10.4	—	Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and LifePoint Hospitals, Inc. (a)

10.5	—	Lease Agreement dated as of November 22, 1999 by and between LifePoint Hospitals, Inc. and W. Fred Williams, Trustee for the Benefit of Highwoods/Tennessee Holdings, L.P. (d)

10.6	—	LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (a)

10.7	—	Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (e)

10.8	—	Second Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (e)

10.9	—	Third Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (j)

10.10	—	LifePoint Hospitals, Inc. Executive Stock Purchase Plan (a)

Exhibit
Number		Description of Exhibits

10.11	—	Form of Share Purchase Loan and Note Agreement between LifePoint Hospitals and certain executive officers in connection with purchases of Common Stock pursuant to the Executive Stock Purchase Plan (d)

10.12	—	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (j)

10.13	—	LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (a)

10.14	—	Amended and Restated Credit Agreement, dated as of June 19, 2001, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (f)

10.15	—	First Amendment to Credit Agreement dated as of April 30, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (j)

10.16	—	Second Amendment to Credit Agreement, dated as of October 1, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (j)

10.17	—	Third Amendment to Credit Agreement, dated as of December 30, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent lender, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (j)

10.18	—	Corporate Integrity Agreement dated as of December 21, 2000 by and between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals (g)

10.19	—	Amendment to the Corporate Integrity Agreement, dated April 29, 2002, between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc. (j)

10.20	—	Letter from the Office of Inspector General of the Department of Health and Human Services, dated October 15, 2002 (j)

10.21	—	LifePoint Hospitals, Inc. Employee Stock Purchase Plan (h)

10.22	—	First Amendment to the LifePoint Hospitals, Inc. Employee Stock Purchase Plan (k)

10.23	—	LifePoint Hospitals, Inc. Change in Control Severance Plan (i)

10.24	—	Employment Agreement of Kenneth C. Donahey (h)

21.1	—	List of Subsidiaries

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-29818.

(b)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File No. 0-29818.

(c)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File No. 333-90536.

(d)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-29818.

(e)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-8 under the Securities Act of 1933, File No. 333-66378.

(f)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 000-29818.

(g)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-29818.

(h)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-29818.

(i)	Incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 16, 2002, File No. 000-29818.

(j)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818.

(k)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-8 under the Securities Act of 1933, File No. 333-105775.

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

5. LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (filed as Exhibit 10.13)

6. LifePoint Hospitals Inc. Employee Stock Purchase Plan, as amended (filed as Exhibits 10.21 and 10.22)

7. LifePoint Hospitals, Inc. Change in Control Severance Plan (filed as Exhibit 10.23)

(b) Reports on Form 8-K:

•	On October 27, 2003, we furnished a Current Report on Form 8-K pursuant to Item 12 announcing our third quarter 2003 financial results.

F1

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
LifePoint Hospitals, Inc.

We have audited the accompanying consolidated balance sheets of LifePoint Hospitals, Inc. (the “Company”) as of December 31, 2002 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Hospitals, Inc. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for certain intangible assets.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections,” effective January 1, 2003 resulting in a reclassification of debt retirement costs from an extraordinary loss to a component of income before income taxes.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 13, 2004

F2

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2001, 2002 and 2003
(Dollars in millions, except per share amounts)

	2001	2002	2003

Revenues	$619.4	$743.6	$907.1

Salaries and benefits	243.2	291.4	365.0
Supplies	78.2	92.2	118.1
Other operating expenses	120.8	137.1	162.8
Provision for doubtful accounts	45.8	55.2	81.5
Depreciation and amortization	34.7	37.9	45.7
Interest expense, net	18.1	13.3	12.8
Debt retirement costs	2.6	31.0	—
ESOP expense	10.4	9.7	6.9
Gain on previously impaired assets	(0.5)	—	—

	553.3	667.8	792.8

Income before minority interests and income taxes	66.1	75.8	114.3
Minority interests in earnings of consolidated entities	2.7	2.2	0.7

Income before income taxes	63.4	73.6	113.6
Provision for income taxes	30.1	32.1	45.1

Net income	$33.3	$41.5	$68.5

Basic earnings per share	$0.93	$1.11	$1.84

Diluted earnings per share	$0.90	$1.07	$1.76

The accompanying notes are an integral part of the consolidated financial statements.

F3

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2003
(Dollars in millions, except per share amounts)

	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$23.0	$20.6
Accounts receivable, less allowances for doubtful accounts of $109.1 and $111.7 at December 31, 2002 and 2003, respectively	85.0	101.4
Inventories	20.5	22.3
Income taxes receivable	—	7.4
Deferred income taxes and other current assets	14.8	19.5

	143.3	171.2
Property and equipment:
Land	11.3	19.0
Buildings and improvements	285.3	357.1
Equipment	295.5	337.2
Construction in progress (estimated cost to complete and equip after December 31, 2003 — $88.2)	18.1	28.3

	610.2	741.6
Accumulated depreciation	(238.0)	(277.4)

	372.2	464.2

Deferred loan costs, net	8.6	7.0
Unallocated purchase price	136.1	16.4
Intangible assets, net	3.8	3.6
Goodwill	69.2	136.6
Other	0.3	—

	$733.5	$799.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28.5	$30.9
Accrued salaries	24.4	25.7
Other current liabilities	14.3	9.7
Estimated third-party payor settlements	8.2	2.5

	75.4	68.8

Long-term debt	250.0	270.0
Deferred income taxes	24.9	35.9
Professional and general liability claims and other liabilities	25.6	28.6

Minority interest in equity of consolidated entity	—	1.4

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 39,550,540 shares and 39,084,396 shares issued at December 31, 2002 and 2003, respectively	0.4	0.4
Capital in excess of par value	297.2	301.7
Unearned ESOP compensation	(19.3)	(16.1)
Retained earnings	79.3	137.2
Less common stock in treasury, at cost, 1,198,800 shares at December 31, 2003	—	(28.9)

	357.6	394.3

	$733.5	$799.0

The accompanying notes are an integral part of the consolidated financial statements.

F4

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2002 and 2003
(Dollars in millions)

	2001	2002	2003

Cash flows from operating activities:
Net income	$33.3	$41.5	$68.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.7	37.9	45.7
ESOP expense	10.4	9.7	6.9
Minority interests in earnings of consolidated entities	2.7	2.2	0.7
Deferred income taxes	6.9	3.0	8.9
Reserve for professional and general liability claims, net	7.0	9.2	2.4
Debt retirement costs	2.6	31.0	—
Tax benefit from stock option exercises	8.1	1.7	2.3
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1.0)	(16.9)	(15.9)
Inventories and other current assets	(0.6)	(3.2)	(4.8)
Accounts payable and accrued expenses	2.8	1.7	1.3
Income taxes payable	(3.5)	6.9	(7.5)
Estimated third-party payor settlements	9.6	(10.1)	(5.7)
Other	1.1	0.2	1.8

Net cash provided by operating activities	114.1	114.8	104.6

Cash flows from investing activities:
Purchase of property and equipment, net	(35.8)	(60.7)	(70.2)
Purchase of facilities, net of cash acquired	(36.5)	(137.1)	(16.5)
Purchase of minority interest in joint venture	—	(25.0)	—
Other	4.0	(1.9)	0.7

Net cash used in investing activities	(68.3)	(224.7)	(86.0)

Cash flows from financing activities:
Repurchases of common stock	—	—	(45.7)
Proceeds from issuance of convertible notes, net	—	242.5	—
Repurchase of senior subordinated notes	—	(176.5)	—
Proceeds from stock offering, net	100.4	—	—
Repayments of bank debt	(139.3)	—	—
Borrowings from bank credit facility	—	—	20.0
Proceeds from exercise of stock options	12.2	3.0	3.7
Proceeds from employee loan repayments	1.5	5.7	—
Other	(3.1)	1.0	1.0

Net cash (used in) provided by financing activities	(28.3)	75.7	(21.0)

Change in cash and cash equivalents	17.5	(34.2)	(2.4)
Cash and cash equivalents at beginning of year	39.7	57.2	23.0

Cash and cash equivalents at end of year	$57.2	$23.0	$20.6

Supplemental disclosure of cash flow information:
Interest payments	$20.8	$16.3	$12.4

Capitalized interest	$0.7	$0.8	$0.8

Income taxes paid, net	$18.4	$21.0	$41.4

The accompanying notes are an integral part of the consolidated financial statements.

F5

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2001, 2002 and 2003
(Amounts in millions)

					Notes
			Capital		Receivable
	Common Stock		In Excess	Unearned	for Shares
			of	ESOP	Sold to	Retained	Treasury
	Shares	Amount	Par Value	Compensation	Employees	Earnings	Stock	Total

Balance at December 31, 2000	34.7	$0.3	$156.5	$(25.7)	$(7.2)	$4.5	$—	$128.4
Net income	—	—	—	—	—	33.3	—	33.3
ESOP compensation earned	—	—	7.2	3.2	—	—	—	10.4
Exercise of stock options, including tax benefits and other	0.9	—	20.5	—	—	—	—	20.5
Stock issued in connection with employee stock purchase plans	—	—	0.5	—	—	—	—	0.5
Proceeds from employee loan repayments	—	—	—	—	1.5	—	—	1.5
Issuance of common stock from Offering	3.7	0.1	100.3	—	—	—	—	100.4

Balance at December 31, 2001	39.3	0.4	285.0	(22.5)	(5.7)	37.8	—	295.0
Net income	—	—	—	—	—	41.5	—	41.5
ESOP compensation earned	—	—	6.5	3.2	—	—	—	9.7
Exercise of stock options, including tax benefits and other	0.3	—	4.7	—	—	—	—	4.7
Stock issued in connection with employee stock purchase plans	—	—	1.0	—	—	—	—	1.0
Proceeds from employee loan repayments	—	—	—	—	5.7	—	—	5.7

Balance at December 31, 2002	39.6	0.4	297.2	(19.3)	—	79.3	—	357.6
Net income	—	—	—	—	—	68.5	—	68.5
ESOP compensation earned	—	—	3.7	3.2	—	—	—	6.9
Exercise of stock options, including tax benefits and other	0.3	—	6.0	—	—	—	—	6.0
Stock activity in connection with employee stock purchase plans	0.1	—	1.3	—	—	(0.3)	—	1.0
Repurchases and retirement of common stock	(0.9)	—	(6.5)	—	—	(10.3)	—	(16.8)
Purchases of treasury stock at cost	(1.2)	—	—	—	—	—	(28.9)	(28.9)

Balance at December 31, 2003	37.9	$0.4	$301.7	$(16.1)	$—	$137.2	$(28.9)	$394.3

The accompanying notes are an integral part of the consolidated financial statements.

F6

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Note 1. Organization and Summary of Significant Accounting Policies

Organization

     As of December 31, 2003, LifePoint Hospitals, Inc. (the “Company”) operated 29 general, acute care hospitals with an aggregate of 2,737 licensed beds in non-urban communities. The Company’s hospitals are located in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah, West Virginia and Wyoming.

     The Company became independent and publicly traded on May 11, 1999 when HCA Inc. (“HCA”) distributed all outstanding shares of the Company’s common stock to its stockholders in a spin-off transaction.

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

Fair Value of Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

     As of December 31, 2003, the Company had outstanding debt of $270.0 million, comprised of the $250.0 million of the Company’s 4 ½% Convertible Subordinated Notes due June 1, 2009 (the “Convertible Notes”) and $20.0 million of indebtedness under the Company’s revolving credit facility. As of December 31, 2003, the fair value of the Company’s Convertible Notes was $251.9 million, based on the quoted market price at December 31, 2003. At December 31, 2003, the fair value of the indebtedness under the Company’s revolving credit facility approximated the carrying value.

Revenue Recognition and Allowance for Contractual Discounts

     The Company recognizes revenues in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations, preferred provider organizations and other private insurers are generally less than the Company’s established billing rates. Accordingly, the revenues and accounts receivable reported in the Company’s consolidated financial statements are recorded at the amount expected to be received.

     The Company derives a significant portion of its revenues from Medicare, Medicaid and other payors that receive discounts from our standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s consolidated income statements.

     Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The net

F7

adjustments to estimated third-party payor settlements resulted in increases to revenues of $2.0 million, $13.0 million and $6.0 million for the years ended December 31, 2001, 2002 and 2003, respectively. Management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

     During the years ended December 31, 2001, 2002 and 2003, approximately 46.1%, 46.6% and 46.4%, respectively, of the Company’s revenues related to patients participating in the Medicare and Medicaid programs. Management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. Management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

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

     The Company’s revenue is particularly sensitive to regulatory and economic changes in Kentucky and Tennessee. As of December 31, 2003, the Company operated 29 hospitals with eight located in the commonwealth of Kentucky and seven located in the state of Tennessee. The Company generated 39.2%, 38.0% and 33.3% of its revenue from its Kentucky hospitals (including 4.3%, 4.8% and 3.6% from state-sponsored Medicaid programs) and 22.3%, 23.6% and 19.8% from its Tennessee hospitals (including 2.9%, 3.1% and 2.7% from the state-sponsored TennCare program) for the years ended December 31, 2001, 2002 and 2003, respectively.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The Company places its cash in financial institutions that are federally insured.

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

     The Company has an established process to determine the adequacy of the allowance for doubtful accounts that relies on a number of analytical tools and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. Some of the analytical tools that the Company utilizes include, but are not limited to, historical cash collection experience, revenue trends by payor classification and revenue days in accounts receivable. Accounts receivable are written off after collection efforts have been followed in accordance with the Company’s policies.

F8

     A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances	Additions	Accounts
	at	Charged to	Written Off,		Balances
	Beginning	Costs and	Net of		at End
	of Period	Expenses	Recoveries	Acquisitions	of Period

Allowance for doubtful accounts:
Year ended December 31, 2001	$52.3	$45.8	$(43.7)	$4.6	$59.0
Year ended December 31, 2002	59.0	55.2	(48.6)	43.5	109.1
Year ended December 31, 2003	109.1	81.5	(78.9)	—	111.7

Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

Long-Lived Assets

     (a)  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation is computed by applying the straight-line method over the estimated useful lives of buildings and improvements (10 to 40 years) and equipment (3 to 10 years). Interest on funds used to pay for the construction of major capital additions is included in the cost of each capital addition. Depreciation expense was $33.0 million, $37.6 million and $45.0 million for the years ended December 31, 2001, 2002 and 2003, respectively.

     The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144. Fair value estimates are derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The Company’s assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix, and changes in legislation and other payor payment patterns. These assumptions vary by type of facility.

     (b)  Goodwill and Intangible Assets

     Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS No. 142 applied to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS No. 142, effective January 1, 2002. Pursuant to SFAS No. 142, the Company completed its transition impairment tests of goodwill during the second quarter of 2002 and did not incur an impairment charge. The Company also performed its annual impairment tests as of October 1, 2002 and 2003 and did not incur an impairment charge.

     The Company’s intangible assets relate to non-competition agreements and certificates of need. Non-competition agreements are amortized over the terms of the agreements. The certificates of need were determined to have indefinite lives by an independent appraiser and, accordingly, are not amortized. See Note 3 for a summary of goodwill and intangible assets and the effects of adopting SFAS No. 142.

Income Taxes

     The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a

F9

change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not likely, a valuation allowance is established. To the extent the Company establishes a valuation allowance or increases this allowance, the Company must include an expense within the provision for income taxes in the consolidated statements of income.

Professional and General Liability Claims

     Given the nature of the Company’s operating environment, the Company is subject to potential medical malpractice lawsuits and other claims. To mitigate a portion of this risk, the Company maintained insurance for individual malpractice claims exceeding $1.0 million for 2001. For 2002, the Company increased its self-insured retention level to $10.0 million on individual malpractice claims. For 2003, the Company lowered its self-insured retention level to $5.0 million on individual malpractice claims and for 2004, the Company increased its self-insured retention level back up to $10.0 million. The Company’s reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors, industry trends and other actuarial assumptions in the determination of reserve estimates. This estimate is discounted to its present value using a 5.0% rate.

     The Company implemented enhanced risk management processes in monitoring claims and managing losses in high-risk areas during 2002 and 2003 to attempt to reduce loss levels and appropriately manage risk. During 2003, the Company improved its estimation process for determining its reserves for professional and general liability claims by expanding from using one actuary to using multiple actuaries. The Company uses the calculations of each actuary by averaging each actuary’s results into the determination of its recorded reserve levels. This averaging process results in a refined estimation approach that the Company believes produces a more reliable estimate of ultimate losses. Based upon using multiple actuarial valuations performed using recent loss information, the change in the estimation process during 2003 decreased the Company’s reserves for professional and general liability claims and the Company’s cost for professional and general liability claims by approximately $7.4 million on a pre-tax basis, or $0.10 per diluted share. Of the $7.4 million reduction, $4.8 million relates to estimates for losses prior to 2003 and $2.6 million relates to losses for 2003.

     Actuarial calculations include a large number of variables that may significantly impact the estimate of ultimate losses that are recorded during a reporting period. Professional judgment is used by each actuary in determining the loss estimates by selecting factors that are considered appropriate by the actuary for the Company’s specific circumstances. Changes in assumptions used by the Company’s actuaries with respect to demographics, industry trends and judgmental selection of factors may impact the Company’s recorded reserve levels.

     The reserve for professional and general liability claims as of the balance sheet date reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The reserve for professional and general liability claims was $25.1 million and $27.5 million at December 31, 2002 and 2003, respectively.

     The Company’s cost for professional and general liability claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of our self-insured retention level; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The total cost of professional and general liability claims for the years ended December 31, 2001, 2002 and 2003 was approximately $11.4 million, $12.9 million and $9.8 million, respectively.

Physician Recruiting Costs

     Physician recruiting costs are expensed when incurred and are included in other operating expenses in the accompanying consolidated statements of income. Physician recruiting expenses were $6.4 million, $6.5 million and $13.0 million for the years ended December 31, 2001, 2002 and 2003, respectively. See Note 7 for a discussion on the Company’s commitments to advance amounts to recruited physicians.

F10

Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, requires that changes in certain amounts that are recorded directly to stockholders’ equity be shown in the financial statements as a component of comprehensive income. For the years ended December 31, 2001, 2002 and 2003, the Company had no items of comprehensive income recorded directly to stockholders’ equity. Therefore, comprehensive income is equivalent to net income.

Segment Reporting

     The Company’s business of providing healthcare services to patients comprises a single reportable operating segment under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

Stock Based Compensation

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 has no material impact on the Company, because the Company does not plan to adopt the fair-value method of accounting for stock options at the current time. The Company has included the required disclosures below and in Note 6.

     The Company issues stock options and other stock-based awards to key employees and directors as more fully described in Note 6. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related FASB Interpretations, under which no compensation cost related to stock plans has been recognized in net income for the years ended December 31, 2001, 2002 and 2003.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the years ended December 31, 2001, 2002 and 2003 (dollars in millions, except per share amounts):

	2001	2002(a)	2003

Net income, as reported	$33.3	$41.5	$68.5
Less stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4.5)	(8.2)	(9.0)

Pro forma net income	28.8	33.3	59.5
Interest on Convertible Notes, net of taxes	—	—	7.8

Diluted pro forma net income	$28.8	$33.3	$67.3

Denominator for basic earnings per share – weighted average shares	35.7	37.5	37.2
Effect of dilutive securities:
Employee stock options	1.3	1.0	0.7
Convertible Notes	—	—	5.3
Other	0.1	0.1	0.1

Denominator for diluted earnings per share – adjusted weighted average shares	37.1	38.6	43.3

F11

	2001	2002(a)	2003

Earnings per share:
Basic – as reported	$0.93	$1.11	$1.84

Basic – pro forma	$0.81	$0.89	$1.60

Diluted – as reported	$0.90	$1.07	$1.76

Diluted – pro forma	$0.78	$0.86	$1.56

(a)	The impact of 3.3 million potential weighted average shares of common stock, if converted, and interest expense related to the Convertible Notes was not included in the computation of diluted earnings per share and pro forma diluted earnings per share because the effect would have been anti-dilutive.

     The per share weighted-average fair value of stock options granted during 2001, 2002 and 2003 was $15.25, $13.99 and $8.02, respectively, on the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2001	2002	2003

Risk free interest rate	4.51%	3.51%	1.90%
Expected life, in years	4.0	3.0	3.0
Expected volatility	45.0%	53.0%	53.0%

Earnings Per Share

     Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding and dilutive stock options, convertible notes and restricted shares, adjusted for the shares issued to the LifePoint Employee Stock Ownership Plan (the “ESOP”). As the ESOP shares are committed to be released, the shares become outstanding for EPS calculations. In addition, the numerator, net income, is adjusted for interest expense related to the Convertible Notes.

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

Recently Issued Accounting Pronouncements

     The Company adopted SFAS No. 145 effective January 1, 2003, which required a reclassification of debt retirement costs from an extraordinary loss to a component of income before income taxes. In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Under certain provisions of SFAS No. 145, gains and losses related to the early extinguishment of debt are no longer segregated on the income statement as extraordinary items net of the effect of income taxes. Instead, these gains and losses are included as a component of income before income taxes. The provisions of SFAS No. 145 were effective for fiscal years beginning after May 15, 2002. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in prior periods presented that did not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item was reclassified upon adoption.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of variable interest entities. FIN 46, as revised, is applicable to financial statements of companies that have interests in “special purpose entities,” during 2003. Effective as of the first quarter of 2004, FIN 46 is applicable to financial statements of companies that have interests in all other types of

F12

entities. However, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any material entities will be consolidated as a result of FIN 46.

     In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. The Company does not expect SFAS No. 149 to have a material impact on its future results of operations or financial position.

     The Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), on July 1, 2003. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as redeemable preferred stock and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company’s adoption of SFAS No. 150 did not have a material impact on its results of operation or financial position. On October 29, 2003, the FASB voted to defer for an indefinite period the application of SFAS No. 150 to classification of noncontrolling interests of limited-life subsidiaries. Neither the adoption of SFAS No. 150 nor the deferral had a material impact on the Company’s results of operations or financial position.

Note 2. Acquisitions

Acquisition – 2003

     Effective October 1, 2003, the Company acquired Spring View Hospital, a 75-bed acute care hospital located in Lebanon, Kentucky. The acquisition also included 38-bed Spring View Nursing Home and Spring View Pediatrics. The consideration for this acquisition was $15.8 million, which consisted of $15.5 million in cash paid at the closing and a $0.3 million net working capital payable. The net working capital payable was accrued as of December 31, 2003 on the accompanying consolidated balance sheet in other current liabilities. The Company used its available cash to pay for this acquisition. Unallocated purchase price of approximately $16.4 million is included in the accompanying balance sheet as of December 31, 2003, pending a final appraisal from an independent third party. In addition, the allocation of the purchase price is subject to settling amounts related to purchased working capital.

Acquisitions – 2002

     Effective December 1, 2002, the Company acquired Northwest Medical Center, a 71-bed acute care hospital located in Winfield, Alabama, and Burdick-West Medical Center (now known as Lakeland Community Hospital), a 99-bed acute care hospital located in Haleyville, Alabama. The consideration for both hospitals totaled $29.5 million, including $6.5 million for net working capital. The consideration consisted of $28.7 million in cash and $0.8 million in assumed liabilities. The Company used its available cash to fund this acquisition. Goodwill totaled approximately $4.2 million, all of which is expected to be deductible for tax purposes.

     Effective December 1, 2002, the Company acquired Logan General Hospital (now known as Logan Regional Medical Center), a 132-bed acute care hospital and Guyan Valley Hospital, a 19-bed critical access hospital both located in Logan, West Virginia. The consideration for both hospitals totaled $89.4 million, which consisted of $87.5 million in cash and $1.9 million related to the net working capital payable. The Company accrued $1.9 million as of December 31, 2003 for the net working capital settlement payable to the seller on the accompanying consolidated balance sheet in accounts payable. The Company anticipates a final net working capital settlement during 2004. The Company used its available cash to fund this acquisition. Goodwill totaled approximately $56.2 million, all of which is expected to be deductible for tax purposes.

     Effective October 3, 2002, the Company acquired Russellville Hospital, a 100-bed acute care hospital located in Russellville, Alabama. The consideration for this hospital was $19.8 million in cash. The Company used its available cash to fund this acquisition. Goodwill totaled approximately $7.0 million, all of which is expected to be deductible for tax purposes.

     The Company’s motivation to acquire Northwest Medical Center, Lakeland Community Hospital and

F13

Russellville Hospital was to expand the Company’s presence in Alabama. It was also expected that a combined strategy for recruitment of various physician specialties could be achieved. In addition, some managerial positions have been combined for purposes of enhanced operational efficiencies. The Company acquired Logan Regional Medical Center and Guyan Valley Hospital to enter the West Virginia market. The Company’s strategy is to expand healthcare services in Logan and southern West Virginia.

     In October 2002, the Company purchased the outstanding 30% limited partner interest in Dodge City Healthcare Group, L.P., the entity that owns and operates 110-bed Western Plains Regional Hospital in Dodge City, Kansas, for $25.0 million in cash. The Company used its available cash to fund this acquisition. Under the terms of the purchase agreement, the Company’s former limited partners have agreed not to compete with the hospital for five years. The non-competition agreements have been valued by an independent third party at $4.0 million and are being amortized over the life of the agreements. Goodwill totaled approximately $16.3 million, all of which is expected to be deductible for tax purposes.

     Intangible assets in the aggregate for acquisitions in 2002 totaled $0.5 million and relate to certificates of need issued by the states where we acquired hospitals. See Note 3 for a discussion of these intangible assets.

Acquisitions — 2001

     Effective December 1, 2001, the Company acquired Ville Platte Medical Center, a 116-bed acute care hospital located in Ville Platte, Louisiana. The consideration for this hospital was $15.1 million. The consideration consisted of $11.1 million in cash and $4.0 million in assumed liabilities. The Company used its available cash to fund this acquisition. Goodwill totaled approximately $4.1 million and of that amount, $2.3 million is expected to be deductible for tax purposes.

     Effective October 1, 2001, the Company acquired Athens Regional Medical Center in Athens, Tennessee. The consideration for this hospital was $19.8 million in cash, including $2.8 million for net working capital. The Company used its available cash to fund this acquisition. Goodwill totaled approximately $0.5 million and $0.2 million is expected to be deductible for tax purposes.

     Effective April 1, 2001, the Company purchased a diagnostic imaging center in Palatka, Florida. The consideration for this facility was $5.7 million in cash. The Company used its available cash to fund this acquisition. Goodwill totaled $1.8 million and of that amount, $1.7 million is expected to be deductible for tax purposes.

     Effective January 2, 2001, the Company entered into a lease to operate Bluegrass Community Hospital, a 25-bed critical access hospital located in Versailles, Kentucky, which the parties mutually agreed to extend until December 31, 2004.

Allocations of Purchase Price

     The above acquisitions were accounted for using the purchase method of accounting. The purchase prices of these transactions were allocated to the assets acquired and liabilities assumed based upon their respective fair values and are subject to change during the twelve month period subsequent to the acquisition date. The operating results of the above facilities have been included in the accompanying consolidated statements of income from the date of each respective facility’s acquisition. The following table summarizes the allocations of the aggregate purchase price of the acquisitions, including assumed liabilities and direct transaction costs, and excluding the purchase of the remaining 30% interest in Dodge City Healthcare Group, L.P., for the years ended December 31, 2001, 2002 and 2003 (in millions):

	2001	2002	2003

Fair value of assets acquired, excluding cash:
Accounts receivable, net	$5.5	$11.9	$—
Other current assets	1.5	2.3	0.5
Property and equipment	28.4	68.4	—
Intangible assets	—	0.5	—
Goodwill	6.4	67.4	—
Unallocated purchase price	—	—	16.4

	$41.8	$150.5	$16.9

F14

Pro forma Results of Operations

     The following unaudited pro forma results of operations give effect to the operations of the hospitals acquired during the years ended December 31, 2001 and 2002 as if the respective transactions had occurred as of the first day of the year immediately preceding the year of the acquisitions (in millions, except per share data):

	2001	2002

Revenues	$796.7	$864.4

Net income	$33.3	$40.9

Basic earnings per share	$0.93	$1.09

Diluted earnings per share	$0.90	$1.06

     The pro forma results of operations do not purport to represent what the Company’s results of operations would have been had such transactions occurred at the beginning of the periods presented or to project the Company’s results of operations in any future period. The pro forma results of operations for the 2003 acquisition of Spring View Hospital was not included in the above table because it was not material.

Note 3. Goodwill and Intangible Assets

     As of January 1, 2002, the Company adopted SFAS No. 142. The table below shows the Company’s net income for the year ended December 31, 2001, adjusted for the cessation of goodwill amortization required by SFAS No. 142 as if it had occurred as of January 1, 2001 (dollars in millions except per share amounts):

2001

Net income, as reported	$33.3
Goodwill amortization, net of applicable income tax benefits	1.3

Adjusted net income	$34.6

Basic earnings per share, as reported	$0.93
Goodwill amortization, net of applicable income tax benefits	0.03

Adjusted basic earnings per share	$0.96

Diluted earnings per share, as reported	$0.90
Goodwill amortization, net of applicable income tax benefits	0.03

Adjusted diluted earnings per share	$0.93

     Amortization expense related to goodwill for the year ended December 31, 2001 was $1.6 million.

     Pursuant to SFAS No. 142, the Company completed its transition impairment tests of goodwill during the second quarter of 2002 and did not incur an impairment charge. The Company also performed its annual impairment tests as of October 1, 2002 and 2003 and did not incur an impairment charge.

     The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 (in millions):

Balance at December 31, 2001	$47.1
Finalization of purchase price allocations for certain acquisitions completed in 2001	22.1

Balance at December 31, 2002	69.2
Consideration adjustments and finalization of purchase price allocations for acquisitions completed in 2002	67.4

Balance at December 31, 2003	$136.6

F15

     The following table provides information regarding the Company’s intangible assets, which are included in the accompanying consolidated balance sheets at December 31 (in millions):

	Gross carrying		Accumulated
	amount		Amortization

Class of Intangible Asset	2002	2003	2002	2003

Non-competition agreements	$4.2	$4.2	$0.4	$1.1
Certificates of need	—	0.5	—	—

Total	$4.2	$4.7	$0.4	$1.1

     In connection with the Company’s finalization of purchase price allocations for acquisitions completed prior to 2003, an aggregate of $0.5 million was allocated to intangible assets. These intangible assets represent the certificates of need issued by state governments to the hospitals acquired by the Company. An independent appraiser valued each certificate of need. In addition, these intangible assets were determined to have indefinite lives and accordingly, are not amortized.

     Approximately $4.0 million of the gross carrying amount of the non-competition agreements is related to the Company’s purchase of the outstanding 30% limited partnership interest in Dodge City Healthcare Group, L.P., as discussed in Note 2. Amortization expense related to the non-competition agreements for the years ended December 31, 2001, 2002 and 2003 was $0.1 million, $0.3 million and $0.7 million, respectively. The Company estimates amortization expense for these intangible assets to approximate $0.8 million for each of the years ending December 31, 2004, 2005 and 2006, and $0.7 million for the year ending December 31, 2007. The non-competition agreements are amortized on a straight-line basis over the five-year length of the agreements.

Note 4. Income Taxes

     The provision for income taxes for the years ended December 31, 2001, 2002 and 2003 consists of the following (in millions):

	2001	2002	2003

Current:
Federal	$21.8	$26.7	$33.4
State	1.4	2.4	2.8

	23.2	29.1	36.2
Deferred:
Federal	5.6	1.0	9.7
State	(0.1)	1.2	(1.3)

	5.5	2.2	8.4

Increase in valuation allowance	1.4	0.8	0.5

Total	$30.1	$32.1	$45.1

     The increases in the valuation allowance are primarily the result of state net operating loss carryforwards that management believes may not be fully utilized because of the uncertainty regarding the Company’s ability to generate taxable income in certain states. Various subsidiaries have state net operating loss carryforwards in the aggregate of approximately $85.9 million (primarily in the states of Florida, Tennessee and West Virginia) with expiration dates through the year 2023.

     The Company generated a federal net operating loss of approximately $8.4 million for the year ended December 31, 2000, which was fully utilized in 2001.

F16

     A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2001, 2002 and 2003 follows:

	2001	2002	2003

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.7	3.3	2.4
ESOP expense	4.8	3.2	1.2
Non-deductible intangible assets	0.5	—	—
Valuation allowance	0.3	1.1	0.5
Other items, net	3.2	0.9	0.6

Effective income tax rate	47.5%	43.5%	39.7%

     Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows (in millions):

	2002	2003

Deferred tax liabilities:
Depreciation and amortization	$(41.2)	$(46.2)
Prepaid expenses	(2.7)	(3.7)
Other	(3.7)	(7.9)

Total deferred tax liabilities	(47.6)	(57.8)
Deferred tax assets:
Provision for doubtful accounts	14.0	13.3
Employee compensation	3.3	3.6
Professional liability	12.5	14.1
Other	4.7	5.3

Total deferred tax assets	34.5	36.3
Valuation allowance	(3.5)	(4.0)

Net deferred tax assets	31.0	32.3

Net deferred tax liabilities	$(16.6)	$(25.5)

     The balance sheet classification of deferred income tax assets (liabilities) at December 31 is as follows (in millions):

	2002	2003

Current	$8.3	$10.4
Long-term	(24.9)	(35.9)

Total	$(16.6)	$(25.5)

     The Company had a net income tax payable of $0.1 million as of December 31, 2002, which is included in other current liabilities in the accompanying consolidated balance sheet. At December 31, 2003, the Company’s income taxes receivable balance was $7.4 million. The tax benefits associated with the exercise of stock options were $8.1 million, $1.7 million and $2.3 million for the years ended December 31, 2001, 2002 and 2003, respectively. These tax benefits reduced current taxes payable and increased capital in excess of par value.

     During 2003, the Internal Revenue Service (“IRS”) notified the Company regarding its findings related to the examination of the Company’s tax returns for the years ended December 31, 1999, 2000 and 2001. The Company reached a partial settlement with the IRS on all issues except for the Company’s method of determining its bad debt deduction for which the IRS has proposed an additional assessment of $7.4 million. All of the adjustments proposed by the IRS are temporary differences. The IRS has delayed final settlement of this assessment until resolution of certain pending court proceedings related to the use of this bad debt deduction method by another hospital company. The Company applied its 2002 federal income tax refund in the amount of $6.6 million as a deposit against any potential settlement to forestall the tolling of interest on such settlement beyond the March 15, 2003 deposit date. Management believes that adequate provisions have been reflected in the consolidated financial statements to satisfy final resolution of the remaining disputed issue based upon current facts and circumstances.

F17

     HCA and the Company entered into a tax sharing and indemnification agreement as part of the 1999 spin-off transaction. Under the agreement, HCA maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods prior to the 1999 spin-off transaction. In addition, the agreement provides that HCA will generally be responsible for all taxes that are allocable to periods prior to the 1999 spin-off transaction and HCA and the Company will each be responsible for its own tax liabilities for periods after the 1999 spin-off transaction.

     The tax sharing and indemnification agreement does not have an impact on the realization of deferred tax assets or the payment of deferred tax liabilities of the Company, except to the extent that the temporary differences give rise to such deferred tax assets and liabilities after the 1999 spin-off transaction and are adjusted as a result of final tax settlements after the 1999 spin-off transaction. In the event of such adjustments, the tax sharing and indemnification agreement provides for certain payments between HCA and the Company, as appropriate.

Note 5. Long-Term Debt

     Long-term debt consists of the following at December 31 (in millions):

	2002	2003

Bank Credit Agreement	$—	$20.0
Convertible Notes	250.0	250.0

	250.0	270.0
Less current maturities	—	—

	$250.0	$270.0

     Maturities of the Company’s long-term debt at December 31, 2003 were as follows (in millions):

2004, 2005	$—
2006	20.0
2007, 2008	—
Thereafter	250.0

$270.0

Bank Credit Agreement

     In June 2001, the Company completed a $200 million, five-year amended and restated credit agreement (the “2001 Agreement”) with a syndicate of lenders, which increased the available credit under the revolving credit agreement from $65 million to $200 million and expires in June 2006. As of December 31, 2003, the Company had indebtedness of $20.0 million under the 2001 Agreement and $13.6 million in letters of credit outstanding, leaving $166.4 million available under the 2001 Agreement. Of the $13.6 million in letters of credit outstanding as of December 31, 2003, $13.4 million was related to the self-insured retention levels of the Company’s professional and general liability insurance program as security for the payment of claims and $0.2 million was related to certain utility companies. The Company repaid its $20.0 million of indebtedness under the 2001 Agreement in February 2004 with its available cash.

     The applicable interest rate under the 2001 Agreement is based on a rate, at the Company’s option, equal to either (i) LIBOR plus a margin ranging from 1.25% to 2.25% or (ii) prime plus a margin ranging from 0% to 0.5%, both depending on the Company’s consolidated total debt to consolidated EBITDA ratio, as defined in the 2001 Agreement, for the most recent four quarters. The Company also pays a commitment fee ranging from 0.3% to 0.5% of the average daily unused balance. The applicable commitment fee rate is based on the Company’s consolidated total debt to consolidated EBITDA ratio, as defined, for the most recent four quarters. The interest rate under the 2001 Agreement was 4.0% at December 31, 2003.

     Obligations under the 2001 Agreement are guaranteed by substantially all of the Company’s current and future subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries and the stock of the Company’s subsidiaries. The 2001 Agreement requires that the Company comply with various financial ratios and

F18

tests and contains covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends, for which the Company is in compliance as of December 31, 2003.

Convertible Notes

     Effective May 22, 2002, the Company sold $250 million of Convertible Subordinated Notes due June 1, 2009 (the “Convertible Notes”). The net proceeds were approximately $242.5 million and were used for acquisitions, capital improvements at the Company’s existing facilities, repurchases of the Company’s 10 ¾% Senior Subordinated Notes discussed below, working capital and general corporate purposes. The Convertible Notes bear interest at the rate of 4 ½% per year, payable semi-annually on June 1 and December 1. The Convertible Notes are convertible at the option of the holder at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $47.36 per share. The conversion price is subject to adjustment in certain circumstances. The Company may redeem all or a portion of the Convertible Notes on or after June 3, 2005, at the then current redemption prices, plus accrued and unpaid interest. Holders of the Convertible Notes may require the Company to repurchase all of the holder’s Convertible Notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The Convertible Notes are unsecured and subordinated to the Company’s existing and future senior indebtedness and senior subordinated indebtedness. The Convertible Notes rank junior to the Company’s liabilities. The indenture does not contain any financial covenants. A total of 5,278,825 shares of common stock have been reserved for issuance upon conversion of the Convertible Notes.

Senior Subordinated Notes

     During 2002, the Company repurchased its $150.0 million 10 ¾% Senior Subordinated Notes and paid $26.5 million in premiums, commissions and fees on these repurchases. In connection with these repurchases, the Company recorded debt retirement costs in the year ended December 31, 2002 of $31.0 million.

Deferred Loan Costs

     The Company incurred loan costs of approximately $1.9 million and $7.5 million during 2001 and 2002, respectively. The Company capitalized such costs and is amortizing these costs to interest expense over the terms of the related debt (five years for the 2001 Agreement and seven years for the Convertible Notes). The interest expense related to deferred loan cost amortization was approximately $1.2 million, $1.4 million and $1.6 million during 2001, 2002, and 2003, respectively. During 2002, as a result of the repurchase of the 10 ¾% Senior Subordinated Notes, the Company expensed the remaining deferred loan costs of $4.5 million attributable to the 10 ¾% Senior Subordinated Notes as part of the debt retirement costs in the consolidated income statements. Upon consummation of the 2001 Agreement, the Company wrote off $2.6 million of net deferred loan costs related to its original credit agreement, which resulted in a $2.6 million charge to debt retirement costs in 2001.

Note 6. Stockholders’ Equity

Preferred Stock

     The Company’s certificate of incorporation provides up to 10,000,000 shares of preferred stock may be issued, of which 90,000 shares have been designated as Series A Junior Participating Preferred Stock, par value $.01 per share. The board of directors has the authority to issue preferred stock in one or more series and to fix for each series the voting powers (full, limited or none), and the designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions on the stock and the number of shares constituting any series and the designations of this series, without any further vote or action by the stockholders. Because the terms of the preferred stock may be fixed by the board of directors without stockholder action, the preferred stock could be issued quickly with terms calculated to defeat a proposed takeover or to make the removal of the Company’s management more difficult.

F19

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

Share Repurchase Program

     In April 2003, the Company’s Board of Directors authorized the repurchase of up to $100 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors, to enable it to take advantage of opportunistic market conditions. This stock repurchase program was publicly announced on April 28, 2003. The Company is not obligated to repurchase any specific number of shares under the program. The expiration date under the program is October 28, 2004. As of December 31, 2003, the Company repurchased 2,062,400 shares for an aggregate of approximately $45.7 million. Certain of these shares are designated by the Company as treasury stock. The Company retired 863,600 of its 2,062,400 treasury shares during 2003 at a cost of $16.8 million, leaving 1,198,800 shares in treasury at a cost of $28.9 million as of December 31, 2003.

F20

     The Company may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by its management. The timing and terms of the transactions depend on market conditions, its liquidity and other considerations. The following table summarizes the Company’s share repurchase activity by month:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	May Yet Be
			Part of a	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Program
Period	Purchased	per Share	Program	(In millions)

May 2003	863,600	$19.43	863,600	$83.2
June 2003	10,200	19.70	10,200	83.0
September 2003	450,000	24.31	450,000	72.1
October 2003	738,600	23.92	738,600	54.3

Total	2,062,400	$22.10	2,062,400	$54.3

     2001 Secondary Offering

     In March 2001, the Company completed its public offering of 3,680,000 shares of common stock at an offering price of $29.00 per share. The net proceeds from the offering of approximately $100.4 million were used to reduce debt.

ESOP Compensation

     In connection with the 1999 spin-off transaction, the Company established the ESOP, a defined contribution retirement plan, which covers substantially all employees. The ESOP purchased from the Company approximately 8.3% of the Company’s common stock at fair market value (approximately 2.8 million shares at $11.50 per share). The purchase was primarily financed by the ESOP issuing a promissory note to the Company, which will be repaid annually in equal installments over a 10-year period beginning December 31, 1999. The Company makes contributions to the ESOP which the ESOP uses to repay the loan. The Company’s stock acquired by the ESOP is held in a suspense account and will be allocated to participants at book value from the suspense account as the loan is repaid over a 10-year period.

     The loan to the ESOP is recorded as unearned ESOP compensation in the accompanying consolidated balance sheets. Reductions are made to unearned ESOP compensation as shares are committed to be released to participants at cost. Shares are deemed to be committed to be released ratably during each period as the employees perform services. Shares are allocated ratably to employee accounts over a period of 10 years (1999 through 2008). ESOP expense is recognized using the average market price of shares committed to be released to participants during the accounting period with any difference between the average market price and the cost being charged or credited to capital in excess of par value. As the shares are committed to be released, the shares become outstanding for earnings per share calculations. The non-cash ESOP expense was $10.4 million, $9.7 million and $6.9 million for the years ended December 31, 2001, 2002 and 2003, respectively. The ESOP expense tax deduction is fixed at $3.2 million per year. The fair value of unreleased shares was $41.2 million at December 31, 2003.

     The ESOP shares as of December 31, 2003 were as follows:

Allocated shares	1,264,008
Shares committed to be released	134,352
Unreleased shares	1,398,359

Total ESOP shares	2,796,719

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

F21

The loans are reflected as notes receivable for shares sold to employees in the accompanying consolidated statements of stockholders’ equity. During the years ended December 31, 2001 and 2002, the Company’s executives repaid $1.5 million and $5.7 million of such loans, respectively, which were fully repaid as of December 31, 2002.

Management Stock Purchase Plan

     The Company has a Management Stock Purchase Plan which provides to certain designated employees an opportunity to purchase restricted shares of the Company’s common stock at a discount through payroll deductions over six month intervals. Shares of the Company’s common stock reserved for this plan were 250,000 at December 31, 2003. Approximately 21,000, 19,000 and 32,000 restricted shares were issued to employees during the years ended December 31, 2001, 2002 and 2003, respectively, under this plan. Such shares are subject to a three-year cliff-vesting period.

Employee Stock Purchase Plan

     Effective January 1, 2002, the Company began an Employee Stock Purchase Plan which provides an opportunity for substantially all employees to purchase shares of the Company’s common stock at a purchase price equal to 85% of the lower of the closing price on the first day or last day of a six month interval. The Company’s stockholders approved an amendment to the Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance from 100,000 to 300,000 in May 2003. Approximately 40,000 and 71,000 shares of common stock were issued to employees through this plan during the years ended December 31, 2002 and 2003, respectively.

Stock Options

     1998 Long-Term Incentive Plan

     The Company’s 1998 Long-Term Incentive Plan, as amended, authorizes 9,625,000 shares of the Company’s common stock for issuance as of December 31, 2003. In May 2002, the Company’s stockholders approved an amendment to the 1998 Long-Term Incentive Plan to increase the number of shares of common stock available for issuance from 7,125,000 to 9,625,000. The 1998 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of the Company. Options to purchase 1,133,300, 914,900 and 1,036,800 shares were granted to the Company’s employees during the years ended December 31, 2001, 2002 and 2003, respectively, under this plan with an exercise price equal to the fair market value on the date of grant. These options become exercisable beginning one year from the date of grant to five years after the date of grant. All options granted under this plan expire 10 years from the date of grant.

     Outside Directors Stock and Incentive Plan

     The Company also adopted an Outside Directors Stock and Incentive Plan for which 175,000 shares of the Company’s common stock have been reserved for issuance. Approximately 12,500, 26,000 and 30,000 options were granted under such plan to non-employee directors during the years ended December 31, 2001, 2002 and 2003, respectively. These options become exercisable beginning in part from the date of grant to three years after the date of grant and expire 10 years after grant.

F22

     Summary

     Presented below is a summary of stock option activity for 2001, 2002 and 2003:

			Weighted
	Stock	Option Price	Average
	Options	Per Share	Exercise Price

Balances, December 31, 2000	3,339,700	$0.07-39.69	$11.73
Granted	1,145,800	31.39-46.19	37.58
Exercised	(873,800)	0.18-37.13	13.96
Cancelled	(172,600)	0.18-39.69	20.62

Balances, December 31, 2001	3,439,100	0.07-46.19	19.33
Granted	940,900	31.05-38.17	36.11
Exercised	(265,000)	0.18-37.13	11.18
Cancelled	(98,600)	0.18-37.13	19.04

Balances, December 31, 2002	4,016,400	0.07-46.19	23.81
Granted	1,066,800	20.32-27.97	21.60
Exercised	(333,000)	0.18-18.38	11.20
Cancelled	(356,800)	8.29-46.19	27.75

Balances, December 31, 2003	4,393,400	$0.07-46.19	$23.91

     At December 31, 2003, there were approximately 2,656,700 options available for grant.

     The following table summarizes information regarding the options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.07 to $11.87	46,600	1	$8.53	46,600	$8.53
12.22 to 12.90	40,500	2	12.47	40,500	12.47
14.16 to 17.47	52,600	3	16.35	52,600	16.35
17.44 to 18.38	16,700	4	18.37	16,700	18.37
15.64	800	5	15.64	800	15.64
7.63 to 10.81	1,395,500	6	10.53	1,212,500	10.59
17.25 to 39.69	124,700	7	22.32	99,800	22.85
31.39 to 46.19	916,700	8	37.77	624,500	37.72
31.05 to 38.17	827,300	9	36.07	291,200	36.17
20.32 to 27.97	972,000	10	21.60	10,000	20.51

	4,393,400			2,395,200

F23

Note 7. Commitments and Contingencies

Americans with Disabilities Act Claim

     On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company’s hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act (the “ADA”). The lawsuit, filed in the United States District Court for the Eastern District of Tennessee, seeks injunctive relief requiring facility modification, where necessary, to meet the Americans with Disabilities Act guidelines, along with attorneys fees and costs. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company intends to vigorously defend the lawsuit, recognizing the Company’s obligation to correct any deficiencies in order to comply with the ADA. As of December 31, 2003, the Company has conducted inspections at 17 of its hospitals.

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

     In June 2003, HCA announced agreements with the Department of Justice that settled all federal criminal and civil litigation brought by the Department of Justice against HCA with respect to cost reports, physician relations and wound care issues. The settlement of these issues does not affect qui tam actions in which the Department of Justice has not intervened. Additionally, HCA has announced that it made payments to CMS in accordance with an agreement to resolve all Medicare cost report, home office cost statement and appeal issues.

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

F24

Legal Proceedings and General Liability Claims

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

Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company has committed to advance a maximum amount of approximately $27.8 million at December 31, 2003. The actual amount of such commitments to be subsequently advanced to physicians often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven prorata over a period of 48 months contingent upon the physician continuing to practice in the respective community.

Capital Expenditure Commitments

     The Company is reconfiguring some of its facilities to accommodate more effectively patient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company has incurred approximately $28.3 million in uncompleted projects as of December 31, 2003, which is included in construction in progress in its accompanying consolidated balance sheet. At December 31, 2003, the Company had projects under construction with an estimated additional cost to complete and equip of approximately $88.2 million.

     Pursuant to the asset purchase agreement for Ville Platte Medical Center, the Company has agreed to make certain capital improvements, the cost of which, together with the initial cash payment, defeasement of certain bonds and liabilities assumed, is not required to exceed $25.0 million. The capital improvements must be completed by December 1, 2004. The initial cash payment and liabilities assumed totaled $15.1 million, which leaves $9.9 million required for capital improvements. The Company has incurred approximately $3.2 million of the required capital improvements as of December 31, 2003.

     Pursuant to the asset purchase agreement for Logan Regional Medical Center, the Company has agreed to expend, regardless of the results of the hospital’s operations, at least $20.0 million in the aggregate for capital expenditures and improvements during the ten-year period following the date of acquisition of December 1, 2002. The Company had incurred approximately $1.6 million of the required capital improvements as of December 31, 2003.

F25

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

Leases

     The Company leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. Rental expense for the years ended December 31, 2001, 2002 and 2003 was $6.9 million, $7.8 million and $8.7 million, respectively.

     Future minimum operating lease payments are as follows at December 31, 2003 (in millions):

2004	$6.0
2005	4.2
2006	3.1
2007	2.5
2008	1.2
Thereafter	4.2

Total minimum payments	$21.2

Note 8. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2001, 2002 and 2003 (dollars and shares in millions, except per share amounts):

	2001	2002(a)	2003

Numerator:
Numerator for basic earnings per share – net income	$33.3	$41.5	$68.5
Interest on Convertible Notes, net of taxes	—	—	7.8

Numerator for diluted earnings per share	$33.3	$41.5	$76.3

Denominator:
Denominator for basic earnings per share – weighted average shares	35.7	37.5	37.2
Effect of dilutive securities:
Employee stock options	1.3	1.0	0.7
Convertible Notes	—	—	5.3
Other	0.1	0.1	0.1

Denominator for diluted earnings per share – adjusted weighted average shares	37.1	38.6	43.3

Basic earnings per share	$0.93	$1.11	$1.84

Diluted earnings per share	$0.90	$1.07	$1.76

(a)	The impact of 3.3 million potential weighted average shares of common stock, if converted, and interest expense related to the Convertible Notes was not included in the computation of diluted earnings per share because the effect would have been anti – dilutive.

F26

Note 9. Unaudited Quarterly Financial Information

     The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

	2002

	First	Second	Third	Fourth

Revenues (a)	$181.6	$177.9	$182.2	$201.9
Net income (loss)	13.7	(2.5)	12.7	17.6
Earnings (loss) per share:
Basic	$0.37	$(0.07)	$0.34	$0.47
Diluted	$0.36	$(0.07)	$0.33	$0.44

	2003

	First	Second	Third	Fourth

Revenues (b)	$220.9	$221.6	$227.3	$237.3
Net income	17.7	15.3	16.2	19.3
Earnings per share:
Basic	$0.47	$0.41	$0.43	$0.53
Diluted	$0.45	$0.40	$0.42	$0.50

(a)	The net adjustments to estimated third-party payor settlements increased revenues by $2.1 million, $5.8 million and $5.1 million during the second, third and fourth quarters, respectively.

(b)	The net adjustments to estimated third-party payor settlements increased (decreased) revenues by $2.9 million, $1.4 million, $1.9 million and $(0.2) million during the first, second, third and fourth quarters, respectively.

Note 10. Related Party Transactions

     As part of an officer’s relocation package, the Company purchased a house for approximately $0.6 million in the second quarter of 2002 and subsequently sold it in the fourth quarter of 2002.

     The Company loaned certain Company executives 100% of the purchase price of the Company’s common stock at the fair market value based on the date of purchase during 1999. The loans are reflected as notes receivable for shares sold to employees in the Company’s consolidated statements of stockholders’ equity. During the years ended December 31, 2001 and 2002, Company executives repaid $1.5 million and $5.7 million of such loans, respectively, which were fully repaid as of December 31, 2002.

F27

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on March 9, 2004.

LIFEPOINT HOSPITALS, INC.

By:	/s/ KENNETH C. DONAHEY

Kenneth C. Donahey
Chairman, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ KENNETH C. DONAHEY	Chairman, Chief Executive	March 9, 2004
Kenneth C. Donahey	Officer and President (Principal Executive Officer)

/s/ MICHAEL J. CULOTTA	Senior Vice President and	March 9, 2004
Michael J. Culotta	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ RICKI TIGERT HELFER	Director	March 9, 2004
Ricki Tigert Helfer

/s/ JOHN E. MAUPIN, JR., D.D.S.	Director	March 9, 2004
John E. Maupin, Jr., D.D.S.

/s/ DEWITT EZELL, JR	Director	March 9, 2004
DeWitt Ezell, Jr.

/s/ WILLIAM V. LAPHAM	Director	March 9, 2004
William V. Lapham

/s/ RICHARD H. EVANS	Director	March 9, 2004
Richard H. Evans

/s/ OWEN G. SHELL, JR	Director	March 9, 2004
Owen G. Shell, Jr.

Exhibit Index

Exhibit
Number		Description of Exhibits

2.1	—	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc. (a)

3.1	—	Certificate of Incorporation (a)

3.2	—	Bylaws (a)

3.3	—	First Amendment to the Bylaws

4.1	—	Form of Specimen Stock Certificate (b)

4.2	—	Rights Agreement dated as of May 11, 1999 between the Company and National City Bank as Rights Agent (a)

4.3	—	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 ½% Convertible Subordinated Notes due 2009 (c)

4.4	—	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers, Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (c)

4.5	—	Form of 4 ½% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (c)

10.1	—	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (a)

10.2	—	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (a)

10.3	—	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/ HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (a)

10.4	—	Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and LifePoint Hospitals, Inc. (a)

10.5	—	Lease Agreement dated as of November 22, 1999 by and between LifePoint Hospitals and W. Fred Williams, Trustee for the Benefit of Highwoods/Tennessee Holdings, L.P. (d)

10.6	—	LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (a)

10.7	—	Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (e)

10.8	—	Second Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (e)

10.9	—	Third Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (j)

10.10	—	LifePoint Hospitals, Inc. Executive Stock Purchase Plan (a)

10.11	—	Form of Share Purchase Loan and Note Agreement between LifePoint Hospitals and certain executive officers in connection with purchases of Common Stock pursuant to the Executive Stock Purchase Plan (d)

10.12	—	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (j)

10.13	—	LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (a)

10.14	—	Amended and Restated Credit Agreement, dated as of June 19, 2001, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (f)

10.15	—	First Amendment to Amended and Restated Credit Agreement dated as of April 30, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (j)

Exhibit
Number		Description of Exhibits

10.16	—	Second Amendment to Amended and Restated Credit Agreement dated as of October 1, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (j)

10.17	—	Third Amendment to Amended and Restated Credit Agreement dated as of December 30, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (j)

10.18	—	Corporate Integrity Agreement dated as of December 21, 2000 by and between the Office of the Inspector General of the Department of Health and Human Services and LifePoint Hospitals (g)

10.19	—	Amendment to the Corporate Integrity Agreement, dated April 29, 2002, between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc. (j)

10.20	—	Letter from the Office of Inspector General of the Department of Health and Human Services, dated October 15, 2002 (j)

10.21	—	LifePoint Hospitals, Inc. Employee Stock Purchase Plan (h)

10.22	—	First Amendment to the LifePoint Hospitals, Inc. Employee Stock Purchase Plan (k)

10.23	—	LifePoint Hospitals, Inc. Change in Control Severance Plan (i)

10.24	—	Employment Agreement of Kenneth C. Donahey (h)

21.1	—	List of the Subsidiaries

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 0-29818.

(b)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File No. 0-29818.

(c)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File No. 333-90536.

(d)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-29818.

(e)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-8 under the Securities Act of 1933, File No. 333-66378.

(f)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 000-29818.

(g)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-29818.

(h)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-29818.

(i)	Incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 16, 2002, File No. 000-29818.

(j)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818.

(k)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-8 under the Securities Act of 1933, File No. 333-105775.