Form 10-Q
period 2004-03-31
LIFEPOINT HOSPITALS INC
filed 2004-04-28
CIK 1074772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 0-29818

(Exact name of registrant as specified in its charter)

Delaware	52-2165845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

103 Powell Court, Suite 200	37027
Brentwood, Tennessee (Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

     As of April 21, 2004, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 38,218,611.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in millions, except per share amounts)

	Three Months Ended
	March 31,
	2003	2004
Revenues	$220.9	$256.6

Salaries and benefits	90.3	100.7
Supplies	28.5	33.4
Other operating expenses	38.6	42.6
Provision for doubtful accounts	17.5	23.0
Depreciation and amortization	11.2	11.6
Interest expense, net	3.3	3.4
ESOP expense	1.6	2.3

	191.0	217.0

Income before minority interests and income taxes	29.9	39.6
Minority interests in earnings of consolidated entities	—	0.3

Income before income taxes	29.9	39.3
Provision for income taxes	12.2	15.4

Net income	$17.7	$23.9

Basic earnings per share	$0.47	$0.65

Diluted earnings per share	$0.45	$0.60

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	37,878	36,582

Diluted	43,912	42,881

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,	March 31,
	2003	2004
	(1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20.6	$38.1
Accounts receivable, less allowances for doubtful accounts of $111.7 at December 31, 2003 and $116.6 at March 31, 2004	101.4	110.2
Inventories	22.3	22.3
Income taxes receivable	7.4	—
Deferred income taxes and other current assets	19.5	20.8

	171.2	191.4
Property and equipment:
Land	19.0	19.3
Buildings and improvements	357.1	357.2
Equipment	337.2	338.4
Construction in progress (estimated cost to complete and equip after March 31, 2004 is $89.4)	28.3	37.2

	741.6	752.1
Accumulated depreciation	(277.4)	(284.8)

	464.2	467.3
Deferred loan costs, net	7.0	6.6
Unallocated purchase price	16.4	17.9
Intangible assets, net	3.6	3.4
Goodwill	136.6	136.6

	$799.0	$823.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30.9	$25.8
Accrued salaries	25.7	23.8
Income taxes payable	—	7.2
Other current liabilities	9.7	21.2
Estimated third-party payor settlements	2.5	2.4

	68.8	80.4

Long-term debt	270.0	250.0
Deferred income taxes	35.9	36.5
Professional and general liability claims and other liabilities	28.6	31.3

Minority interests in equity of consolidated entities	1.4	1.4

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 39,084,396 shares and 39,412,688 shares issued at December 31, 2003 and March 31, 2004, respectively	0.4	0.4
Capital in excess of par value	301.7	311.9
Unearned ESOP compensation	(16.1)	(15.3)
Unearned compensation on nonvested stock	—	(5.6)
Retained earnings	137.2	161.1
Less common stock in treasury, at cost, 1,198,800 shares at December 31, 2003 and March 31, 2004	(28.9)	(28.9)

	394.3	423.6

	$799.0	$823.2

(1) Derived from audited financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In millions)

	Three Months Ended
	March 31,
	2003	2004
Cash flows from operating activities:
Net income	$17.7	$23.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.2	11.6
ESOP expense	1.6	2.3
Minority interests in earnings of consolidated entities	—	0.3
Deferred income taxes (benefit)	(0.1)	(0.5)
Reserve for professional and general liability claims, net	1.2	2.7
Tax benefit from stock option exercises	—	0.5
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(11.1)	(8.5)
Inventories and other current assets	(2.8)	(0.1)
Accounts payable and accrued expenses	2.4	4.9
Income taxes payable	11.8	14.6
Estimated third-party payor settlements	1.4	(0.1)
Other	0.9	0.6

Net cash provided by operating activities	34.2	52.2

Cash flows from investing activities:
Purchase of property and equipment	(17.2)	(15.1)
Purchase of facilities	—	(1.7)
Other	(0.2)	(0.3)

Net cash used in investing activities	(17.4)	(17.1)

Cash flows from financing activities:
Repayment under revolving credit facility	—	(20.0)
Proceeds from exercise of stock options	0.2	1.6
Other	0.3	0.8

Net cash provided by (used in) financing activities	0.5	(17.6)

Change in cash and cash equivalents	17.3	17.5
Cash and cash equivalents at beginning of period	23.0	20.6

Cash and cash equivalents at end of period	$40.3	$38.1

Interest payments	$0.2	$0.6

Income taxes paid, net	$0.4	$0.9

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
UNAUDITED

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     As of March 31, 2004, LifePoint Hospitals, Inc. (the “Company”) operated 29 general, acute care hospitals with an aggregate of 2,727 licensed beds in non-urban communities. The Company’s hospitals are located in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah, West Virginia and Wyoming.

     The Company became independent and publicly traded on May 11, 1999 when HCA Inc. (“HCA”) distributed all outstanding shares of the Company’s common stock to HCA’s stockholders in a spin-off transaction.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts, and shares in thousands):

	Three Months Ended
	March 31,
	2003	2004
Numerator:
Numerator for basic earnings per share – net income	$17.7	$23.9
Interest on convertible notes, net of taxes	1.9	2.0

Numerator for diluted earnings per share	$19.6	$25.9

Denominator:
Denominator for basic earnings per share-weighted average shares outstanding	37,878	36,582
Effect of dilutive securities:
Employee stock benefit plans	755	1,020
Convertible notes	5,279	5,279

Denominator for diluted earnings per share - adjusted weighted average shares	43,912	42,881

Basic earnings per share	$0.47	$0.65

Diluted earnings per share	$0.45	$0.60

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued Revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires the consolidation of variable interest entities. FIN 46R, as revised, was applicable to financial statements of companies that had interests in “special purpose entities” during 2003. Effective as of the first quarter of 2004, FIN 46R is applicable to financial statements of companies that have interests in all other types of entities. Adoption of FIN 46R had no effect on the Company’s financial position, results of operations or cash flows.

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), on July 1, 2003. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as redeemable preferred stock and certain equity derivatives that frequently are used in connection with share repurchase programs. On October 29, 2003, the FASB voted to defer for an indefinite period the application of SFAS No. 150 to classification of noncontrolling interests of limited-life subsidiaries. Neither the adoption of SFAS No. 150 nor the deferral had a material impact on the Company’s results of operations or financial position.

NOTE 4 - STOCK BENEFIT PLANS

     The Company issues stock options and other stock-based awards to key employees and directors under stock-based compensation plans, which are described more fully in Note 6 (stockholders’ equity) to the consolidated financial statements in the Company’s 2003 Annual Report on Form 10-K. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. The Company continues to account for its stock-based compensation plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123.

     The Company granted 175,000 shares of nonvested stock to certain key executives during the first quarter of 2004. The nonvested stock awards vest three years from the grant date and contain no vesting requirements other than continued employment of the executive. The fair market value at the date of grant of these nonvested stock awards was $33.17 per share and was recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is being amortized in the statement of income over the three-year vesting period of the awards.

     Since the exercise price of all options granted under the Company’s incentive plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation is recognized in net income related to stock options. The following table illustrates the effect on net income and earnings per share (in millions, expect per share amounts) if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended
	March 31,
	2003	2004

Net income, as reported	$17.7	$23.9
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	0.2
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2.4)	(2.2)

Pro forma net income	15.3	21.9
Interest on convertible notes, net of taxes	1.9	2.0

Diluted pro forma net income	$17.2	$23.9

Denominator for basic earnings per share – weighted average shares	37.9	36.6

	Three Months Ended
	March 31,
	2003	2004
Effect of dilutive securities:
Employee stock benefit plans	0.7	1.0
Convertible notes	5.3	5.3

Denominator for diluted earnings per share – adjusted weighted average shares	43.9	42.9

Earnings per share:
Basic – as reported	$0.47	$0.65

Basic – pro-forma	$0.40	$0.60

Diluted – as reported	$0.45	$0.60

Diluted – pro-forma	$0.39	$0.56

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

     The weighted average estimated value of stock options granted during the first quarter of 2004 was $12.41 ($7.82 for the first quarter of 2003). These options were granted with an exercise price equal to the market price at the date of grant. These options become exercisable beginning in part from one year after the date of grant to three years after the date of grant and expire 10 years after the grant date. The above table includes the impact of these additional stock options for the period subsequent to their grant. The values were estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2003	2004
Expected life (in years)	3.0	3.0
Risk free interest rate	1.86%	2.11%
Volatility	53%	53%

     Additional information with respect to stock benefit plan activity is as follows:

		Outstanding Options
	Shares		Weighted
	Available for	Number of	Average
	Grants	Shares	Exercise Price
December 31, 2002	3,366,700	4,016,400	$23.81
Stock Option Grants	(1,066,800)	1,066,800	$21.60
Stock Option Exercises	—	(333,000)	$11.20
Stock Option Cancellations	356,800	(356,800)	$27.75

December 31, 2003	2,656,700	4,393,400	$23.91
Stock Option Grants	(797,900)	797,900	$33.17
Nonvested Stock Grants	(175,000)	—	$33.17
Stock Option Exercises	—	(113,200)	$14.36
Adjustments	(16,200)	—	N/A
Stock Option Cancellations	58,200	(58,200)	$38.53

March 31, 2004	1,725,800	5,019,900	$25.42

NOTE 5 - CONTINGENCIES

Americans with Disabilities Act Claim

     On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company’s hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act (the “ADA”). The lawsuit, filed in the United States District Court for the Eastern District of Tennessee, seeks injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, along with attorneys fees and costs. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company intends to vigorously defend the lawsuit, recognizing the Company’s obligation to correct any deficiencies in order to comply with the ADA. As of March 31, 2004, the plaintiffs have conducted inspections at 18 of the Company’s hospitals.

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

Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company had committed to advance a maximum amount of approximately $26.2 million at March 31, 2004. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $10.5 million and often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months, contingent upon the physician continuing to practice in the respective community.

Capital Expenditure Commitments

     The Company is reconfiguring some of its facilities to accommodate more effectively patient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company had incurred approximately $37.2 million in uncompleted projects as of March 31, 2004, which is included in construction in progress in the Company’s accompanying consolidated balance sheet. At March 31, 2004, the Company had projects under construction with an estimated additional cost to complete and equip of approximately $89.4 million.

     Pursuant to the asset purchase agreement for Ville Platte Medical Center, the Company has agreed to make certain capital improvements, the cost of which, together with the initial cash payment, defeasement of certain bonds and liabilities assumed, is not required to exceed $25.0 million. The capital improvements must be completed by December 1, 2004. The initial cash payment and liabilities assumed totaled $15.1 million, which leaves $9.9 million required for capital improvements. The Company had incurred approximately $3.4 million of the required capital improvements as of March 31, 2004.

     Pursuant to the asset purchase agreement for Logan Regional Medical Center, the Company has agreed to expend, regardless of the results of the hospital’s operations, at least $20.0 million in the aggregate for capital expenditures and improvements during the ten-year period following the date of acquisition of December 1, 2002. The Company had incurred approximately $1.9 million of the required capital improvements as of March 31, 2004.

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

NOTE 6 – MEDICARE REIMBURSEMENT

     During the third quarter of 2003, the Company received correspondence from one of its fiscal intermediaries questioning a particular Medicare disproportionate share designation at one of its hospitals. This hospital has had this designation since 2001 and was previously approved for this designation by its fiscal intermediary. The Company and the fiscal intermediary worked together and contacted CMS for resolution of the designation. The Company reduced revenues by $3.0 million and $0.2 million during the third and fourth quarters of 2003, respectively, representing the three year difference in reimbursement from this change in designation. The Company received notification from CMS late in the first quarter of 2004 reconfirming the original designation. Based upon the favorable resolution of this issue, the Company increased revenues by $3.2 million in the first quarter of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

     This report, including the condensed consolidated financial statements and related notes contains forward-looking statements about the Company. Broadly speaking, forward-looking statements include forecasts of future financial results and conditions, expectations for future operations and business, and any assumptions underlying those forecasts and expectations. You should not unduly rely on forward-looking statements. Actual outcomes and results might differ significantly from forecasts and expectations. Please refer to “Factors that May Affect Future Results” later in this report for a discussion of some of the factors that may cause results to differ.

Executive Overview

     The first quarter of 2004 was encouraging based upon our solid operating performance and increased patient volume levels. We continue to be guardedly optimistic regarding our outlook for the remainder of 2004 as a result of the improved reimbursement environment related to the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) and patient volumes more consistent with historical trends. During 2004, we are continuing to focus on physician recruiting and retention, investing capital in our hospitals and seeking additional hospital acquisitions that fit our non-urban strategy. The following table reflects our summarized operating results:

	Three Months Ended
	March 31,
	2003	2004
Number of hospitals at end of period	28	29

Revenues (in millions)	$220.9	$256.6

Net income (in millions)	$17.7	$23.9

Diluted earnings per share	$0.45	$0.60

Revenue/Volume Trends

     The key metrics we use internally to evaluate our revenues are equivalent admissions, which equate to volume, and revenues per equivalent admission, which relate to pricing and acuity. We anticipate our patient volumes and related revenues will continue to be impacted by the following factors:

•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues and patient volumes. Continuing to add specialists should help our hospitals increase volumes by offering new services. We signed 52 admitting physicians during the first quarter of 2004. Of these 52 physicians signed, 20 started in the first quarter of 2004 and 32 are scheduled to start in the remainder of 2004.

•	Medicare Rate Increases. MMA provides a prescription drug benefit for Medicare beneficiaries and also contains numerous provisions that provide incremental funding to hospitals. The initial increases in reimbursement under MMA are effective in April 2004. Please refer to our 2003 Annual Report on Form 10-K for a discussion of MMA’s provisions that affect our reimbursement.

•	Growth in Outpatient Services. We anticipate that the long-term growth trend in outpatient services will continue. A number of procedures once performed only on an inpatient basis have been, and will continue to be, converted to outpatient procedures. This conversion has occurred through continuing advances in pharmaceutical and medical technologies, and as a result of efforts made by payors to control costs. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting. The following table shows net outpatient, inpatient and other revenues as a percentage of our total revenues:

	Three Months Ended March 31,
	2003	2004
Outpatient	50.2%	49.8%
Inpatient	48.5	49.1
Other	1.3	1.1

Total	100.0%	100.0%

Other Trends

•	Increases in Provision for Doubtful Accounts. We continued to experience an increase in our provision for doubtful accounts during the first quarter of 2004. The increase was the result of a combination of broad economic factors, including an increased number of uninsured patients. The following table reflects our self-pay revenues (in millions):

	Self-Pay Revenues
	2003	2004
First Quarter	$18.8	$23.1

For the next several quarters, we anticipate that our provision for doubtful accounts will continue to be approximately 9% to 10% of revenues. We are implementing a number of operating strategies, which should increase our cash collections of self-pay revenues. If this trend of increasing self-pay revenues continues, it could have a material adverse effect on our results of operations and financial position in the future.

•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including the hospitals we own, have encountered difficulty in recruiting and retaining nursing and other clinical personnel. When we are unable to staff our nursing and clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nursing and other clinical personnel. We expect that the staffing difficulties related to nurses and other clinical personnel will continue in the near term.

Critical Accounting Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates are more fully described in our 2003 Annual Report on Form 10-K and continue to include the following areas:

•	Allowance for doubtful accounts and provision for doubtful accounts;

•	Revenue recognition and allowance for contractual discounts;

•	Professional and general liability claims; and

•	Accounting for income taxes.

Results of Operations

Operating Results Summary

     The following tables present summaries of results of operations for the three months ended March 31, 2003 and 2004 (dollars in millions, except for revenues per equivalent admission):

	Three Months Ended March 31,
	2003		2004
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$220.9	100.0%	$256.6	100.0%

Salaries and benefits (a)	90.3	40.9	100.7	39.2
Supplies (b)	28.5	12.9	33.4	13.0
Other operating expenses (c)	38.6	17.5	42.6	16.7
Provision for doubtful accounts	17.5	7.9	23.0	8.9
Depreciation and amortization	11.2	5.1	11.6	4.5
Interest expense, net	3.3	1.5	3.4	1.3
ESOP expense	1.6	0.7	2.3	0.9

	191.0	86.5	217.0	84.5

Income before minority interests and income taxes	29.9	13.5	39.6	15.5
Minority interests in earnings of consolidated entities	—	—	0.3	0.2

Income before income taxes	29.9	13.5	39.3	15.3
Provision for income taxes	12.2	5.5	15.4	6.0

Net income	$17.7	8.0%	$23.9	9.3%

	Three Months Ended March 31,
	2003	2004	% Change
	Amount	Amount	From Prior Year
Consolidated:
Number of hospitals at end of period	28	29	3.6
Admissions (d)	23,477	25,465	8.5
Equivalent admissions (e)	44,912	48,842	8.8
Revenues per equivalent admission	$4,919	$5,255	6.8
Outpatient factor (e)	1.91	1.92	0.5
Emergency room visits (f)	99,738	105,754	6.0
Inpatient surgeries	6,663	7,420	11.4
Outpatient surgeries (g)	18,859	20,044	6.3
Total surgeries	25,522	27,464	7.6
Licensed beds at end of period	2,624	2,727	3.9
Weighted average licensed beds	2,619	2,730	4.2
Average daily census	1,055	1,156	9.6
Average length of stay (days)	4.0	4.1	2.5
Outpatient revenues as a percentage of total revenues	50.2%	49.7%	N/M
Medicare case mix index (i)	1.18	1.15	(2.5)

	Three Months Ended March 31,
	2003	2004	% Change
	Amount	Amount	From Prior Year
Same-hospital (h):
Revenues	$220.9	$250.0	13.2
Number of hospitals at end of period	28	28	—
Admissions (d)	23,477	24,863	5.9
Equivalent admissions (e)	44,912	47,364	5.5
Revenues per equivalent admission	$4,919	$5,279	7.3
Outpatient factor (e)	1.91	1.91	—
Emergency room visits (f)	99,738	102,528	2.8
Inpatient surgeries	6,663	7,213	8.3
Outpatient surgeries (g)	18,859	19,340	2.6
Total surgeries	25,522	26,553	4.0
Licensed beds at end of period	2,624	2,614	(0.4)
Weighted average licensed beds	2,619	2,617	(0.1)
Average daily census	1,055	1,131	7.2
Average length of stay (days)	4.0	4.1	2.5
Outpatient revenues as a percentage of total revenues	50.2%	49.4%	N/M
Medicare case mix index (i)	1.18	1.16	(1.7)

N/M	- Not Meaningful

(a)	Represents our cost of salaries and benefits, including employee health benefits and workers compensation insurance, for all hospital and corporate employees and contract labor.

(b)	Includes our hospitals’ costs for pharmaceuticals, blood, surgical instruments and all general supply items, including the cost of freight.

(c)	Consists primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, information systems fees paid to HCA-IT, marketing and non-income taxes.

(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(e)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue). The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the total number of hospital-based emergency room visits.

(g)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

(h)	Same-hospital information excludes the operations of hospitals that we acquired after January 1, 2003.

(i)	Refers to acuity or severity of illness of an average Medicare patient at our hospitals.

For the Quarters Ended March 31, 2003 and 2004

Revenues

     Our revenues for the quarter ended March 31, 2004 increased by $35.7 million, or 16.2%, to $256.6 million compared to the quarter ended March 31, 2003. This increase is attributable to a number of factors, including:

•	$29.1 million from our same-hospital revenues; and

•	$6.6 million from our 2003 acquisition of Spring View Hospital.

     Adjustments to estimated reimbursement amounts increased our revenues by $1.4 million for the quarter ended March 31, 2004 compared to $2.9 million for the same period in 2003. In addition, as discussed in Note 6 to our condensed consolidated financial statements, we recognized $3.2 million in additional revenues for the quarter ended March 31, 2004 following the confirmation by CMS of a Medicare disproportionate share designation at one of our hospitals.

     Our same-hospital inpatient revenues for the quarter ended March 31, 2004 increased by $16.0 million, or 15.0%, to $123.2 million compared to the quarter ended March 31, 2003. The primary drivers for this change were increases in admissions and inpatient surgeries.

     Our same-hospital outpatient revenues for the quarter ended March 31, 2004 increased by $13.2 million, or 11.9%, to $124.0 million compared to the quarter ended March 31, 2003. This outpatient growth was largely driven by a 2.6% increase in same-hospital outpatient surgeries and a 2.8% increase in same-hospital emergency room visits. In addition, the $13.2 million increase includes the $3.2 million revenues from the Medicare disproportionate share designation described in Note 6 to our condensed consolidated financial statements.

     After factoring all of the above, our equivalent admissions increased by 5.5% on a same-hospital basis for the quarter ended March 31, 2004 compared to the same period in 2003. As it relates to pricing and acuity, our same-hospital revenues per equivalent admission for the quarter ended March 31, 2004 increased 7.3%, or $360 per equivalent admission, over the same period in 2003.

     The table below shows the sources of our revenues for the quarters ended March 31, expressed as percentages of total revenues:

	Consolidated		Same-hospital
	2003	2004	2003	2004
Medicare	37.6%	37.8%	37.6%	38.0%
Medicaid	10.9	10.9	10.9	10.8
HMOs, PPOs and other private insurers	39.5	38.8	39.5	38.8
Self Pay	8.5	9.0	8.5	8.8
Other	3.5	3.5	3.5	3.6

Total	100.0%	100.0%	100.0%	100.0%

     Our historical sources of revenues table in our quarterly and annual reports filed with the Securities and Exchange Commission prior to our 2003 Annual Report on Form 10-K required certain reclassifications. Specifically, contractual discounts relating to certain Medicaid state managed care programs were historically classified incorrectly against the HMOs, PPOs and other private insurers revenues as opposed to Medicaid revenues. This change produced no impact on our historical results of operations. Generally, these reclassifications reduced Medicaid as a percentage of total revenues and increased HMOs, PPOs and other private insurers as a percentage of total revenues.

Expenses

     Salaries and benefits decreased as a percentage of revenues to 39.2% for the quarter ended March 31, 2004 from 40.9% for the quarter ended March 31, 2003, primarily as a result of improvements in labor productivity and the 16.2% increase in our revenues. Man-hours per equivalent admission decreased 2.5% for the quarter ended March 31, 2004 over the same period last year. However, we had a 5.3% increase in salaries and benefits per man-hour in the quarter ended March 31, 2004 compared to the same period in 2003. In addition, our contract labor costs increased by 5.4% to $4.3 million in the quarter ended March 31, 2004 compared to $4.1 million in the quarter ended March 31, 2003, as a result of continuing clinical labor shortages in some of our communities.

     Supply costs as a percentage of revenues increased slightly to 13.0% in the quarter ended March 31, 2004 from 12.9% in the quarter ended March 31, 2003, on both a consolidated and same-hospital basis. On a consolidated and same-hospital basis, our cost of supplies per equivalent admission increased 7.9% in the quarter ended March 31, 2004 as a result of rising supply costs compared to the same period in 2003, particularly in the pharmaceutical, cardiac and spine and joint implant areas. In addition, our same-hospital surgeries, which generally incur higher supply costs per equivalent admission, increased by 4.0% for the quarter ended March 31, 2004 over the same period last year.

      Other operating expenses decreased as a percentage of revenues to 16.7% in the quarter ended March 31, 2004 from 17.5% in the quarter ended March 31, 2003 primarily as a result of the 16.2% increase in our revenues. A portion of our other operating expenses are fixed and not volume driven. Our professional and general liability insurance expense was $3.6 million during the quarter ended March 31, 2004 compared to $3.8 million in the quarter ended March 31, 2003. This decrease relates to favorable loss experience as reflected in our external actuarial reports and our 2003 change to using multiple actuaries to estimate projected losses under the self-insured portion of our insurance program, as further discussed in Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in our 2003 Annual Report on Form 10-K. However, our physician recruiting costs increased from $2.4 million in the quarter ended March 31, 2003 to $3.5 million in the quarter ended March 31, 2004 as a result of our increased number of recruited physicians.

      Provision for doubtful accounts increased as a percentage of revenues to 8.9% in the quarter ended March 31, 2004 from 7.9% in the quarter ended March 31, 2003. The provision for doubtful accounts related primarily to self-pay amounts due from patients. Our self-pay revenues increased by 23.0% from $18.8 million for the quarter ended March 31, 2003 to $23.1 million for the quarter ended March 31, 2004. The factors influencing this increase are primarily a combination of broad economic factors, including the increased number of uninsured patients. On a same-hospital basis, the provision for doubtful accounts increased as a percentage of revenues to 9.0% in the quarter ended March 31, 2004 from 7.9% in the quarter ended March 31, 2003.

      Depreciation and amortization expense increased to $11.6 million in the quarter ended March 31, 2004 from $11.2 million in the quarter ended March 31, 2003, primarily as a result of our acquisition of Spring View Hospital in the fourth quarter of 2003 and depreciation associated with recently completed capital improvements at our facilities.

     The provision for income taxes increased to $15.4 million in the quarter ended March 31, 2004 from $12.2 million in the quarter ended March 31, 2003. The income tax provisions reflected an effective income tax rate of 39.3% for the quarter ended March 31, 2004 compared to 40.9% for the quarter ended March 31, 2003. The effective tax rate decreased primarily as a result of the decline in the permanent differences between book and taxable income as a percentage of pre-tax income and utilization of state net operating losses.

Liquidity and Capital Resources

Liquidity

     Our primary sources of liquidity are cash flows provided by our operations and our revolving credit facility. Our liquidity for the quarters ended March 31, 2003 and 2004 was derived primarily from net cash provided by operating activities.

     Cash flows for the quarters ended March 31 were as follows (in millions):

Source (use) of cash flows	2003	2004
Operating activities	$34.2	$52.2
Investing activities	(17.4)	(17.1)
Financing activities	0.5	(17.6)

Net increase in cash and cash equivalents	$17.3	$17.5

Interest payments	$0.2	$0.6

Income taxes paid	$0.4	$0.9

Working capital as of March 31	$86.6	$111.0

Operating activities

     The $18.0 million increase in cash flows from operating activities in the three months ended March 31, 2004 as compared to the same period in 2003 is primarily a result of:

•	increased net income of $6.2 million in the three months ended March 31, 2004 as compared to the same period in 2003; and

•	improved cash flows from operations related to changes in working capital of $9.1 million provided primarily by increased cash collections related to accounts receivable and increases in accounts payable, accrued expenses and income taxes payable in the first three months of 2004 as compared to the same period in 2003.

Investing activities

     Cash used in investing activities for the three months ended March 31, 2004 primarily consisted of purchases of equipment of $15.1 million, the direct transaction costs and working capital settlement of Spring View Hospital of $0.5 million, and $1.2 million related to our purchase of a surgery center in Sulligent, Alabama. Our routine capital expenditures increased from $4.4 million in the quarter ended March 31, 2003 to $5.2 million in the quarter ended March 31, 2004 as a result of an increased base of fixed assets.

Financing activities

     Cash used in financing activities consisted primarily of a $20.0 million payment we made under our revolving credit facility, partially offset by $2.4 million in proceeds from stock option exercises and employee stock purchase plans.

Capital Resources

     Our revolving credit facility, which expires in June 2006, provides for borrowings up to $200.0 million in the aggregate, is guaranteed by substantially all of our current and future subsidiaries and is secured by substantially all of our assets. The revolving credit facility requires that we comply with certain financial covenants, including:

	Requirement	Level at March 31, 2004
Maximum permitted consolidated leverage ratio	<3.50 to 1.00	1.40 to 1.00
Maximum permitted consolidated senior leverage ratio	<2.50 to 1.00	0.09 to 1.00
Minimum permitted consolidated interest coverage ratio	>3.50 to 1.00	13.36 to 1.00
Minimum permitted consolidated net worth	>$281.9 million	$423.6 million
Maximum capital expenditures – last twelve months	<$141.4 million	$ 68.1 million

     The revolving credit facility also contains various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends. We were in compliance with these covenants as of March 31, 2004. As of March 31, 2004, we had no outstanding indebtedness under our revolving credit facility and letters of credit in the aggregate amount of $17.1 million outstanding, leaving $182.9 million available under our revolving credit facility. We repaid the $20.0 million of indebtedness outstanding at December 31, 2003 under our revolving credit facility in February 2004 with our available cash.

     The applicable interest rate under the revolving credit facility is based on a rate, at our option, equal to either (i) LIBOR plus a margin ranging from 1.25% to 2.25% or (ii) prime plus a margin ranging from 0% to 0.5%, both depending on our consolidated total debt to consolidated EBITDA ratio, as defined, for the most recent four quarters.

     Our revolving credit facility does not contain provisions that would accelerate the maturity date of our debt upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to renew our existing credit facility or obtain access to new credit facilities or other capital sources in the future and could increase the cost of such facilities and other capital sources. Our credit ratings as of March 31, 2004 are as follows:

	Standard & Poor’s	Moody’s
Corporate Credit Rating/Senior Implied	BB	Ba3
Senior Secured Bank Credit Facility	BB+	Ba2
Senior Unsecured/Issuer	—	B2
Subordinated	—	B3
Outlook	Stable	Positive

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

Liquidity and Capital Resources Outlook

     We expect the level of capital expenditures in 2004 to be approximately $90.0 million, of which $15.1 million has been spent in the first quarter. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At March 31, 2004, we had projects under construction with an estimated additional cost to complete and equip of approximately $89.4 million. We anticipate that these projects will be completed over the next three years. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our revolving credit facility.

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

     We have never declared or paid dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any dividends on our common stock. Our Board of Directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our credit facilities impose restrictions on our ability to pay dividends. We repurchased approximately 2.1 million shares of our common stock for an aggregate price of approximately $45.7 million during 2003. Please refer to Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our 2003 Annual Report on Form 10-K for a discussion of our share repurchase program.

     We believe that cash flows from operations, amounts available under our revolving credit facility and our anticipated access to capital markets are sufficient to meet expected liquidity needs, planned capital expenditures, potential acquisitions and other expected operating needs over the next three years.

Contractual Obligations

     During the quarter ended March 31, 2004, there were no material changes in our contractual obligations presented in our 2003 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

     We had standby letters of credit outstanding of approximately $17.1 million as of March 31, 2004. Of this amount, $16.9 million was related to the self-insured retention levels of our professional and general liability insurance programs as security for the payment of claims and $0.2 million was related to obligations to certain utility companies.

Impact of Recently Issued Accounting Pronouncements

     Please refer to Note 3 of our condensed consolidated financial statements included in this report for a discussion of the impact of recently issued accounting pronouncements.

Contingencies

     Please refer to Note 5 of our condensed consolidated financial statements included in this report for a discussion of our material financial contingencies, including:

•	An Americans with Disabilities Act claim;

•	HCA investigations, litigation and indemnification rights;

•	Our Corporate Integrity Agreement;

•	Legal proceedings and general liability claims;

•	Physician commitments;

•	Capital expenditure commitments; and

•	Acquisitions.

Factors That May Affect Future Results

     We make forward-looking statements in this report and in other reports and proxy statements we file with the United States Securities and Exchange Commission. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

•	projections of our revenues, net income, earnings per share, capital expenditures or other financial items;

•	descriptions of plans or objectives of our management for future operations or services, including pending acquisitions;

•	forecasts of our future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:

•	future financial performance;

•	future liquidity;

•	industry trends;

•	patient volumes and related revenues;
•	recruiting and retention of clinical personnel;
•	future capital expenditures;
•	the impact of new accounting standards; and
•	physician recruiting.

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

     There are several factors, many beyond our control, that could cause results to differ significantly from our expectations. Some of these factors are described below under “Risk Factors.” Other factors, such as market, operational, liquidity, interest rate and other risks, are described elsewhere in this report or in our 2003 Annual Report on Form 10-K. Any factor described in this report or in our 2003 Annual Report on Form 10-K could, by itself or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or in our 2003 Annual Report on Form 10-K that could cause results to differ from our expectations.

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

     Significant media and public attention recently has focused on the hospital industry as a result of ongoing investigations related to referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services and physician ownership and joint ventures involving hospitals. Both federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. In addition, the Office of Inspector General (the “OIG”) and the Department of Justice periodically establish enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Recent initiatives include a focus on hospital billing practices, rehabilitation and outpatient therapy.

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

      There is generally a shortage of nurses and certain medical technicians in the healthcare industry. Our hospitals may be forced to hire expensive contract personnel if they are unable to recruit and retain full-time employees. The shortage of nurses and medical technicians may affect our hospitals’ ability to deliver healthcare services efficiently.

Our revenue is heavily concentrated in Kentucky and Tennessee, which makes us particularly sensitive to regulatory and economic changes in those states.

     Our revenue is particularly sensitive to regulatory and economic changes in Kentucky and Tennessee. As of March 31, 2004, we operated 29 hospitals with eight located in the commonwealth of Kentucky and seven located in the state of Tennessee. We generated 32.0% and 34.2% of our revenue from our Kentucky hospitals (including 3.3% and 4.0% from state-sponsored Medicaid programs) and 17.4% and 18.5% from our Tennessee hospitals (including 2.8% and 2.5% from the state-sponsored TennCare program) for the three months ended March 31, 2003 and 2004, respectively. Certain managed care organizations that participate in the Medicaid programs of Tennessee and Kentucky have been placed in receivership or encountered other financial difficulties. Other managed care organizations in the states in which we derive significant revenue may encounter similar difficulties in paying claims in the future.

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

     In recent years, the legislatures and attorneys general of several states have become more interested in sales of hospitals by nonprofit entities. This heightened scrutiny may increase the cost and difficulty, or prevent our completion, of transactions with nonprofit organizations in the future.

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

Our ability to complete our construction projects on a required timetable and within the original cost estimates.

      In certain states, where prior approval is required for the construction and expansion of healthcare facilities, such approval is predicated on a timetable and within a certain cost threshold. In addition, all projects are evaluated internally based on certain rates of return. If costs of raw materials and labor increase dramatically, the originally imputed rates of returns may not materialize. In addition, projects could be delayed pending state approval of cost overruns.

Our ability to increase our indebtedness and become substantially leveraged may limit our ability to successfully run our business.

      At March 31, 2004, our consolidated long-term debt was approximately $250 million. We also may draw on a revolving credit commitment of up to $200 million under our revolving credit facility, of which $182.9 million was available as of March 31, 2004. In addition, we have the ability to incur additional debt, subject to limitations imposed by our credit agreement. Our leverage and debt service requirements could have important consequences to our stockholders, including the following:

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

     HCA has been the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payor actions and general liability claims. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before our formation as an independent company, owned some of the facilities we now own. For additional information about these matters, please refer to Part I, Item 3. Legal Proceedings in our 2003 Annual Report on Form 10-K.

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

      In addition, as new information systems are developed, we must integrate them into our existing systems. Evolving industry and regulatory standards, including the Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” may require changes to our information systems. We may not be able to integrate new systems or changes required to our existing systems or systems of acquired hospitals in the future effectively. Please refer to Part I, Item 1. Business — Government Regulation in our 2003 Annual Report on Form 10-K for a discussion of HIPAA.

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

     We have also adopted a stockholder rights plan. This stockholder rights plan is designed to protect stockholders in the event of an unsolicited offer and other takeover tactics, which, in the opinion of the board of directors, could impair our ability to represent stockholder interests. The provisions of this stockholder rights plan may render an unsolicited takeover more difficult or might prevent a takeover.

     We are subject to provisions of Delaware corporate law, which may also restrict some business combination transactions. Delaware law may further discourage, delay or prevent someone from acquiring or merging with us.

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

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, including:

•	quarterly variations in operating results;

•	changes in financial estimates and recommendations by securities analysts;

•	changes in government regulations as it relates to reimbursement and operational policies and procedures;

•	the operating and stock price performance of other companies that investors may deem comparable; and

•	news reports relating to trends in our markets.

     Broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     During the quarter ended March 31, 2004, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis. There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) List of Exhibits:

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation (a)

3.2	Bylaws (a)

3.3	First Amendment to the Bylaws (b)

4.1	Form of Specimen Stock Certificate (c)

4.2	Rights Agreement dated as of May 11, 1999 between LifePoint Hospitals, Inc. and National City Bank as Rights Agent (a)

4.3	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 1/2% Convertible Subordinated Notes due 2009 (d)

4.4	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (d)

4.5	Form of 4 1/2% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (d)

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 0-29818.

(b)	Incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-29818.

(c)	Incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File Number 0-29818.

(d)	Incorporated by reference from the exhibits to the LifePoint Hospitals, Inc. Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File Number 333-90536.

     (b) Reports on Form 8-K filed during the three months ended March 31, 2004:

         On January 8, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 announcing our earnings projections for 2004.

        On February 17, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 announcing our 2003 fourth quarter and year-end earnings results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2004	LifePoint Hospitals, Inc.

	By:	/s/ Michael J. Culotta

Michael J. Culotta
Chief Financial Officer
(Principal Financial and Accounting Officer)