Form 10-Q
period 2004-06-30
LIFEPOINT HOSPITALS INC
filed 2004-07-27
CIK 1074772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Yes ☒ No ☐

     As of July 21, 2004, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 38,703,332.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Revenues	$221.6	$246.4	$442.5	$503.0

Salaries and benefits	90.8	101.5	181.1	202.2
Supplies	28.7	32.1	57.2	65.5
Other operating expenses	43.1	40.6	81.7	83.2
Provision for doubtful accounts	16.9	21.1	34.4	44.1
Depreciation and amortization	11.4	12.0	22.6	23.6
Interest expense, net	3.3	3.2	6.6	6.6
Debt retirement costs	—	1.5	—	1.5
ESOP expense	1.5	2.5	3.1	4.8

	195.7	214.5	386.7	431.5

Income before minority interests and income taxes	25.9	31.9	55.8	71.5
Minority interests in earnings of consolidated entities	0.2	0.3	0.2	0.6

Income before income taxes	25.7	31.6	55.6	70.9
Provision for income taxes	10.4	12.9	22.6	28.3

Net income	$15.3	$18.7	$33.0	$42.6

Basic earnings per share	$0.41	$0.51	$0.88	$1.16

Diluted earnings per share	$0.40	$0.48	$0.85	$1.08

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	37,402	36,925	37,639	36,754

Diluted	43,345	43,097	43,628	42,950

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	December 31,	June 30,
	2003	2004
	(1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20.6	$18.4
Accounts receivable, less allowances for doubtful accounts of $111.7 at December 31, 2003 and $99.5 at June 30, 2004	101.4	104.9
Inventories	22.3	22.5
Income taxes receivable	7.4	12.5
Deferred income taxes and other current assets	19.5	23.2

	171.2	181.5
Property and equipment:
Land	19.0	20.2
Buildings and improvements	357.1	368.8
Equipment	337.2	346.0
Construction in progress (estimated cost to complete and equip after June 30, 2004 is $79.6)	28.3	45.7

	741.6	780.7
Accumulated depreciation	(277.4)	(293.4)

	464.2	487.3
Deferred loan costs, net	7.0	5.6
Unallocated purchase price	16.4	26.1
Intangible assets, net	3.6	3.7
Other	—	0.2
Goodwill	136.6	142.5

	$799.0	$846.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30.9	$25.3
Accrued salaries	25.7	26.1
Other current liabilities	9.7	22.3
Estimated third-party payor settlements	2.5	1.3

	68.8	75.0

Revolving credit facility	20.0	30.0
Convertible notes	250.0	221.0
Deferred income taxes	35.9	35.5
Professional and general liability claims and other liabilities	28.6	29.0

Minority interests in equity of consolidated entities	1.4	1.4

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 39,084,396 shares and 39,864,502 shares issued at December 31, 2003 and June 30, 2004, respectively	0.4	0.4
Capital in excess of par value	301.7	324.1
Unearned ESOP compensation	(16.1)	(14.5)
Unearned compensation on nonvested stock	—	(5.9)
Retained earnings	137.2	179.8
Common stock in treasury, at cost, 1,198,800 shares at December 31, 2003 and June 30, 2004	(28.9)	(28.9)

	394.3	455.0

	$799.0	$846.9

(1)	Derived from audited financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Cash flows from operating activities:
Net income	$15.3	$18.7	$33.0	$42.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.4	12.0	22.6	23.6
Debt retirement costs	—	1.5	—	1.5
ESOP expense	1.5	2.5	3.1	4.8
Minority interests in earnings of consolidated entities	0.2	0.3	0.2	0.6
Deferred income taxes (benefit)	2.2	(0.4)	2.1	(0.9)
Reserve for professional and general liability claims, net	2.6	(2.2)	3.8	0.5
Tax benefit from employee stock plans	0.2	3.8	0.2	4.3
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	3.2	5.3	(7.9)	(3.2)
Inventories and other current assets	(0.6)	(3.2)	(3.4)	(3.3)
Accounts payable and accrued expenses	(0.4)	1.6	2.0	6.5
Income taxes payable	(16.1)	(19.7)	(4.3)	(5.1)
Estimated third-party payor settlements	(3.7)	(1.1)	(2.3)	(1.2)
Other	0.1	0.6	1.0	1.2

Net cash provided by operating activities	15.9	19.7	50.1	71.9

Cash flows from investing activities:
Purchase of property and equipment	(20.8)	(20.3)	(38.0)	(35.4)
Purchase of facilities, net of cash acquired	—	(24.8)	—	(26.5)
Other	0.6	(0.3)	0.4	(0.6)

Net cash used in investing activities	(20.2)	(45.4)	(37.6)	(62.5)

Cash flows from financing activities:
Repurchase of convertible notes	—	(29.9)	—	(29.9)
Borrowing under revolving credit facility	—	30.0	—	30.0
Repayment under revolving credit facility	—	—	—	(20.0)
Repurchase of common stock	(17.0)	—	(17.0)	—
Proceeds from exercise of stock options	0.3	5.9	0.5	7.5
Other	0.2	—	0.5	0.8

Net cash (used in) provided by financing activities	(16.5)	6.0	(16.0)	(11.6)

Change in cash and cash equivalents	(20.8)	(19.7)	(3.5)	(2.2)
Cash and cash equivalents at beginning of period	40.3	38.1	23.0	20.6

Cash and cash equivalents at end of period	$19.5	$18.4	$19.5	$18.4

Interest payments	$6.1	$6.1	$6.3	$6.7

Income taxes paid, net	$24.3	$29.1	$24.7	$30.0

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
UNAUDITED

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

     LifePoint Hospitals, Inc. is a holding company. Its subsidiaries own, lease and operate their respective facilities and other assets. The term “LifePoint” or the “Company” as used herein refers to LifePoint Hospitals, Inc. and its subsidiaries, unless otherwise stated or indicated by context. As of June 30, 2004, the Company operated 29 general, acute care hospitals with an aggregate of 2,687 licensed beds in non-urban communities. The Company acquired the 106-bed River Parishes Hospital in LaPlace, Louisiana effective July 1, 2004, as discussed in Note 9. The Company’s hospitals are located in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah, West Virginia and Wyoming.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the LifePoint corporate office costs, which were $6.7 million and $7.9 million for the three months ended June 30, 2003 and 2004, respectively, and $11.5 million and $13.7 million for the six months ended June 30, 2003 and 2004, respectively.

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

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (dollars in millions, except per share amounts, and shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Numerator:
Numerator for basic earnings per share – net income	$15.3	$18.7	$33.0	$42.6
Interest on convertible notes, net of taxes	2.0	1.8	3.9	3.8

Numerator for diluted earnings per share	$17.3	$20.5	$36.9	$46.4

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	37,402	36,925	37,639	36,754
Effect of dilutive securities:
Employee stock benefit plans	664	955	710	948
Convertible notes	5,279	5,217	5,279	5,248

Denominator for diluted earnings per share – adjusted weighted average shares	43,345	43,097	43,628	42,950

Basic earnings per share	$0.41	$0.51	$0.88	$1.16

Diluted earnings per share	$0.40	$0.48	$0.85	$1.08

     For the second quarter of 2004, approximately 0.9 million of the Company’s stock options outstanding (1.3 million for the first half of 2004) were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter and six month period, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options. For the second quarter of 2003, approximately 2.3 million of the Company’s stock options outstanding (2.1 million for the first half of 2003) were excluded from the calculation of dilutive earnings per share.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 – STOCK BENEFIT PLANS

     The Company issues stock options and other stock-based awards to key employees and directors under stock-based compensation plans, which are described more fully in Note 6 (stockholders’ equity) to the consolidated financial statements in the Company’s 2003 Annual Report on Form 10-K. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. The Company continues to account for its stock-based compensation plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123.

     The Company granted 175,000 shares of nonvested stock awards to certain key executives during the first quarter of 2004, under the Company’s 1998 Long-Term Incentive Plan. The nonvested stock awards vest three years from the grant date and contain no vesting requirements other than continued employment of the executive. The fair market value at the date of grant of these nonvested stock awards was $33.17 per share and was recorded as unearned compensation as a component of stockholders’ equity. In addition, the Company granted 21,000 shares of nonvested stock awards to its outside directors during the second quarter of 2004, under the Company’s Outside Directors Stock and Incentive Plan. These nonvested stock awards also vest three years from the grant date and contain no vesting requirements other than continued service of the director. The fair market value at the date of grant of these nonvested stock awards was $37.86 and was recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is being amortized straight-line in the statements of income over the three-year vesting period of the awards.

     Since the exercise price of all options granted under the Company’s incentive plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation is recognized in net income related to stock options. The following table illustrates the effect on net income and earnings per share (in millions, except per share amounts) if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net income, as reported	$15.3	$18.7	$33.0	$42.6
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	0.3	—	0.5
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2.4)	(2.4)	(4.7)	(4.7)

Pro forma net income	12.9	16.6	28.3	38.4
Interest on convertible notes, net of taxes	2.0	1.8	3.9	3.8

Diluted pro forma net income	$14.9	$18.4	$32.2	$42.2

Denominator for basic earnings per share – weighted average shares	37.4	36.9	37.6	36.8
Effect of dilutive securities:
Employee stock benefit plans	0.6	1.0	0.7	0.9
Convertible notes	5.3	5.2	5.3	5.2

Denominator for diluted earnings per share – adjusted weighted average shares	43.3	43.1	43.6	42.9

Earnings per share:
Basic – as reported	$0.41	$0.51	$0.88	$1.16

Basic – pro forma	$0.35	$0.45	$0.75	$1.05

Diluted – as reported	$0.40	$0.48	$0.85	$1.08

Diluted – pro forma	$0.34	$0.43	$0.74	$0.98

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

     The weighted average estimated value of stock options granted during the second quarter of 2004 was $14.47 ($7.82 for the second quarter of 2003) and for the first half of 2004 was $12.56 ($7.82 for the first half of 2003). These options were granted with an exercise price equal to the market price at the date of grant. These options become exercisable beginning in part from one year after the date of grant to three years after the date of grant and expire 10 years after the grant date. The above table includes the impact of these additional stock options for the period subsequent to their grant. The values were estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Expected life (in years)	3.0	3.0	3.0	3.0
Risk free interest rate	1.67%	3.17%	1.85%	2.19%
Volatility	53%	53%	53%	53%
Forfeiture rate	5.7%	5.7%	5.7%	5.7%

     Additional information with respect to stock benefit plan activity in the Company’s 1998 Long-Term Incentive Plan and Outside Directors Stock and Incentive Plan is as follows:

		Outstanding Options
	Shares		Weighted
	Available for	Number of	Average
	Grant	Shares	Exercise Price
December 31, 2002	3,366,700	4,016,400	$23.81
Stock Option Grants	(1,066,800)	1,066,800	$21.60
Stock Option Exercises	—	(333,000)	$11.20
Stock Option Cancellations	356,800	(356,800)	$27.75

December 31, 2003	2,656,700	4,393,400	$23.91
Increase in Shares Available for Grant (Approved by Stockholders)	2,200,000	—	N/A
Stock Option Grants	(860,900)	860,900	$33.50
Nonvested Stock Grants	(196,000)	—	$33.67
Stock Option Exercises	—	(542,500)	$13.80
Adjustments	(16,200)	—	N/A
Stock Option Cancellations	76,400	(76,400)	$38.03

June 30, 2004	3,860,000	4,635,400	$26.64

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Americans with Disabilities Act Claim

     On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company’s hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act (the “ADA”). The lawsuit, filed in the United States District Court for the Eastern District of Tennessee, seeks injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, along with attorneys fees and costs. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company intends to vigorously defend the lawsuit, recognizing the Company’s obligation to correct any deficiencies in order to comply with the ADA. As of June 30, 2004, the plaintiffs have conducted inspections at 22 of the Company’s hospitals. On July 19, 2004, the United States District Court approved the settlement agreements between the parties relating to two of the Company’s facilities. These facilities have completed the litigation process and now will move forward in implementing facility modifications in accordance with the terms of the settlement.

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

Corporate Integrity Agreement

     In December 2000, the Company entered into a corporate integrity agreement with the Office of Inspector General (“OIG”) and agreed to maintain its compliance program in accordance with the corporate integrity agreement. This agreement was amended in April 2002. Complying with the compliance measures and reporting and auditing requirements of the corporate integrity agreement requires additional efforts and costs. Failure to comply with the terms of the corporate integrity agreement could subject the Company to significant monetary penalties.

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

Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company had committed to advance a maximum amount of approximately $24.1 million at June 30, 2004. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $9.6 million and often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months, contingent upon the physician continuing to practice in the respective community.

Capital Expenditure Commitments

     The Company is reconfiguring some of its facilities to accommodate more effectively patient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company had incurred approximately $45.7 million in uncompleted projects as of June 30, 2004, which is included in construction in progress in the Company’s accompanying condensed consolidated balance sheet. At June 30, 2004, the Company had projects under construction with an estimated additional cost to complete and equip of approximately $79.6 million.

     Pursuant to the asset purchase agreement for Ville Platte Medical Center, the Company has agreed to make certain capital improvements, the cost of which, together with the initial cash payment, defeasance of certain bonds and liabilities assumed, is not required to exceed $25.0 million. The capital improvements must be completed by December 1, 2004. The initial cash payment and liabilities assumed totaled $15.1 million, which leaves $9.9 million required for capital improvements. The Company had incurred approximately $4.5 million of the required capital improvements as of June 30, 2004.

     Pursuant to the asset purchase agreement for Logan Regional Medical Center, the Company has agreed to expend, regardless of the results of the hospital’s operations, at least $20.0 million in the aggregate for capital expenditures and improvements during the ten-year period following the date of acquisition of December 1, 2002. The Company had incurred approximately $5.3 million of the required capital improvements as of June 30, 2004.

Tax Matters

     During 2003, the Internal Revenue Service (“IRS”) notified the Company regarding its findings related to the examination of the Company’s federal income tax returns for the years ended December 31, 1999, 2000 and 2001. The Company reached a settlement with the IRS on all issues except for the Company’s method of determining its bad debt deduction for which the IRS has proposed an additional assessment of $7.4 million. All of the adjustments proposed by the IRS are temporary differences. The IRS has delayed final settlement of this assessment until resolution of certain pending court proceedings related to the use of this bad debt deduction method by HCA. HCA filed a petition with the United States Supreme Court on May 17, 2004 to appeal the ruling of the lower court on the bad debt deduction method. The Company applied its 2002 federal income tax refund in the amount of $6.6 million as a deposit against any potential settlement to forestall the tolling of interest on such settlement beyond the March 15, 2003 deposit date. Management believes that adequate provisions have been reflected in the consolidated financial statements to satisfy final resolution of the remaining disputed issue based upon current facts and circumstances and that final resolution of this dispute will not have a material adverse impact on the Company’s results of operations or financial position.

     HCA and the Company entered into a tax sharing and indemnification agreement as part of the Company’s 1999 spin-off from HCA. Under the agreement, HCA maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods prior to the 1999 spin-off transaction. In addition, the agreement provides that HCA will generally be responsible for all taxes that are allocable to periods prior to the 1999 spin-off transaction and HCA and the Company will each be responsible for their own tax liabilities for periods after the 1999 spin-off transaction. The tax sharing and indemnification agreement does not have an impact on the realization of deferred tax assets or the payment of deferred tax liabilities of the Company, except to the extent that the temporary differences give rise to such deferred tax assets and liabilities after the 1999 spin-off transaction and are adjusted as a result of final tax settlements after the 1999 spin-off transaction. In the event of such adjustments, the tax sharing and indemnification agreement provides for certain payments between HCA and the Company, as appropriate.

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

NOTE 6 – LONG-TERM DEBT

     Long-term debt consists of the following (in millions):

	December 31, 2003	June 30, 2004
Revolving Credit Facility	$20.0	$30.0
Convertible Notes	250.0	221.0

	$270.0	$251.0

     During the second quarter of 2004, the Company repurchased $29.0 million of its $250.0 million 4 1/2% Convertible Subordinated Notes due 2009 (the “Convertible Notes”) and paid a $0.9 million premium on these repurchases. In connection with these repurchases, the Company expensed $0.6 million of deferred loan costs attributable to the $29.0 million Convertible Note repurchases. The deferred loan cost charge and the $0.9 million premium paid comprise the $1.5 million debt retirement costs in the Company’s accompanying condensed consolidated statements of income for the three and six months ended June 30, 2004. The $1.5 million of debt retirement costs had a negative $0.02 per diluted share impact for the three and six months ended June 30, 2004.

     The Company borrowed $30.0 million under its $200.0 million, five-year amended and restated credit agreement (“Revolving Credit Facility”) in June 2004 to fund the acquisition of River Parishes Hospital, as described in Note 9, and for general corporate purposes. The interest rate related to borrowings under the Revolving Credit Facility was 4.0% at June 30, 2004. In February 2004, the Company used available cash to repay the $20.0 million of indebtedness outstanding at December 31, 2003 under the Revolving Credit Facility.

NOTE 7 – PROFESSIONAL AND GENERAL LIABILITY RESERVES

     The Company is subject to medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintains insurance for individual malpractice claims exceeding $10.0 million. The Company’s reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors and other actuarial assumptions in determining reserve estimates. Reserve estimates are discounted to present value using a 5.0% discount rate and are revised twice each year by the Company’s independent actuaries. The estimated reserve for professional and general liability claims will be significantly affected if current and future claims differ from historical trends. While management monitors reported claims closely and considers potential outcomes as estimated by its actuaries when determining its professional and general liability reserves, the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes complicates the estimation process.

     The Company implemented enhanced processes in monitoring claims and managing losses in high risk areas during 2002 and 2003 to attempt to reduce loss levels and appropriately manage risk. During the second quarter of 2004, the Company received revised reserve estimates for professional and general liability claims from its actuaries based upon more current loss experience information. In addition, the Company ceased receiving reserve estimates from one of the three actuaries that had historically been used to calculate loss reserve estimates. This change in the Company’s estimation process reduced its reserve levels and related professional and general liability insurance expense in the second quarter of 2004 by $1.4 million on a pretax basis, or $0.02 per diluted share. The Company continues to derive its estimates for financial reporting purposes by using a mathematical average of the actuarial valuations from its other two actuaries. The results of the updated actuarial valuations from these two actuaries reduced the Company’s reserve estimates for years prior to 2004 by $1.0 million on a pretax basis, or $0.01 per diluted share, which reduced its professional and general liability expense in the second quarter of 2004.

     The reserve for professional and general liability claims was $27.5 million and $28.0 million at December 31, 2003 and June 30, 2004, respectively. The total cost of professional and general liability coverage, including the changes discussed above, for the three months ended June 30, 2003 and 2004 was $3.8 million and $1.2 million, respectively. The total cost of professional and general liability coverage, including the changes discussed above, for the six months ended June 30, 2003 and 2004 was $7.5 million and $4.8 million, respectively.

     The Company currently estimates that its professional and general liability expense for the year ended December 31, 2004 will be approximately $9 million to $11 million based upon current loss experience information. The Company’s reserve levels are monitored throughout the year and will be reassessed at year-end based upon updated actuarial estimates.

NOTE 8 – MEDICARE REIMBURSEMENT

     During the third quarter of 2003, the Company received correspondence from one of its fiscal intermediaries questioning a particular Medicare disproportionate share designation at one of its hospitals. This hospital has had this designation since 2001 and was previously approved for this designation by its fiscal intermediary. The Company and the fiscal intermediary worked together and contacted CMS for resolution of the designation. The Company reduced revenues by $3.0 million and $0.2 million during the third and fourth quarters of 2003, respectively, representing the three-year difference in reimbursement from this change in designation. The Company received notification from CMS late in the first quarter of 2004 reconfirming the original designation. Based upon the favorable resolution of this issue, the Company increased revenues by $3.2 million in the first quarter of 2004.

NOTE 9 – ACQUISITION OF RIVER PARISHES HOSPITAL

     Effective July 1, 2004, the Company acquired the 106-bed River Parishes Hospital in LaPlace, Louisiana from Universal Health Services, Inc. for approximately $24.5 million in cash, including certain working capital, which is included in unallocated purchase price on the Company’s accompanying condensed consolidated balance sheet as of June 30, 2004. The Company borrowed from its Revolving Credit Facility and paid the purchase price for this acquisition on June 30, 2004. Revenues for this facility were approximately $36.0 million during 2003, exclusive of physician revenues. The hospital is located approximately 30 miles west of New Orleans, Louisiana and is the only hospital located in St. John the Baptist Parish.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     We recommend that you read this discussion together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

     This report, including the condensed consolidated financial statements and related notes, contains forward-looking statements about the Company. Broadly speaking, forward-looking statements include forecasts of future financial results and conditions, expectations for future operations and business, and any assumptions underlying those forecasts and expectations. You should not unduly rely on forward-looking statements. Actual outcomes and results might differ significantly from forecasts and expectations. Please refer to “Factors that May Affect Future Results” later in this report for a discussion of some of the factors that may cause results to differ.

Executive Overview

     The first six months of 2004 were encouraging because of our solid operating performance and increased patient volume levels, including strong growth in inpatient surgeries. We continue to be guardedly optimistic regarding our outlook for the remainder of 2004 as a result of the improved reimbursement environment resulting from the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) and patient volumes more consistent with historical trends. During 2004, we are continuing to focus on physician recruiting and retention, investing capital in our hospitals and seeking additional hospital acquisitions that fit our non-urban strategy. As part of that strategy, we acquired the 106-bed River Parishes Hospital in LaPlace, Louisiana effective July 1, 2004, for approximately $24.5 million. The following table reflects our summarized operating results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Number of hospitals at end of period	28	29	28	29

Revenues (in millions)	$221.6	$246.4	$442.5	$503.0

Net income (in millions)	$15.3	$18.7	$33.0	$42.6

Diluted earnings per share	$0.40	$0.48	$0.85	$1.08

Revenue/Volume Trends

     The key metrics we use internally to evaluate our revenues are equivalent admissions, which equate to volume, and revenues per equivalent admission, which relate to pricing and acuity. We anticipate our patient volumes and related revenues will continue to be impacted by the following factors:

•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues and patient volumes. Continuing to add specialists should help our hospitals increase volumes by offering new services. We recruited 62 admitting physicians during the first six months of 2004. Of these 62 physicians recruited, 28 started in the first six months of 2004 and 34 are scheduled to start in the remainder of 2004.

•	Medicare Rate Increases. MMA provides a prescription drug benefit for Medicare beneficiaries and also contains numerous provisions that provide incremental funding to hospitals. Hospitals qualify for Medicare disproportionate share hospital (“DSH”) payments when their percentage of low-income patients exceeds 15%. A majority of our hospitals qualify to receive DSH payments. Effective April 1, 2004, MMA raised the cap on the DSH payment adjustment percentage from 5.25% to 12.0% for rural and small urban hospitals and specified that payments to all hospitals are based on the same conversion factor, regardless of geographic location. A majority of our hospitals are benefiting from these provisions.

The following table lists our DSH payments from Medicare (in millions):

	Medicare DSH Payments
	2003	2004
First Quarter	$2.4	$3.2
Second Quarter	2.7	5.6

First Half	$5.1	$8.8

Please refer to our 2003 Annual Report on Form 10-K for a discussion of other MMA provisions that affect our reimbursement.

•	Growth in Outpatient Services. A number of procedures once performed only on an inpatient basis have been, and will continue to be, converted to outpatient procedures. This conversion has occurred through continuing advances in pharmaceutical and medical technologies, and as a result of efforts made by payors to control costs. We anticipate that the long-term growth trend in outpatient services will continue. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting. The following table shows net outpatient, inpatient and other revenues as a percentage of our total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Outpatient	50.9%	50.1%	50.5%	50.0%
Inpatient	48.1	48.7	48.3	48.9
Other	1.0	1.2	1.2	1.1

Total	100.0%	100.0%	100.0%	100.0%

Other Trends

•	Increases in Provision for Doubtful Accounts. We continued to experience an increase in our provision for doubtful accounts during the first six months of 2004. The increase was the result of a combination of broad economic factors, including an increased number of uninsured patients and plan design changes increasing copayments and deductibles. The provision for doubtful accounts relates primarily to self-pay revenues. The following table reflects our self-pay revenues, net of charity and indigent care write-offs (in millions):

	Self-Pay Revenues
	2003	2004
First Quarter	$18.8	$23.1
Second Quarter	18.1	23.3

First Half	$36.9	$46.4

Our revenues are reduced when we write-off patient accounts identified as charity and indigent care. Our hospitals write-off a portion of a patient’s account upon the determination that the patient qualifies under a hospital’s charity and indigent care policy. The following table reflects our charity and indigent care write-offs (in millions):

	Charity and Indigent Care Write-Offs
	2003	2004
First Quarter	$1.0	$1.9
Second Quarter	1.4	2.4

First Half	$2.4	$4.3

The approximate percentages of billed hospital receivables (which is a component of total receivables) is summarized as follows:

	December 31, 2003	March 31, 2004	June 30, 2004
Insured receivables	41.1%	41.3%	42.5%
Uninsured receivables (including copayments and deductibles)	58.9	58.7	57.5

Total	100.0%	100.0%	100.0%

The approximate percentages of billed hospital receivables in summarized aging categories is as follows:

	December 31, 2003	March 31, 2004	June 30, 2004
0 to 60 days	47.5%	51.6%	51.8%
61 to 150 days	23.6	17.5	20.4
Over 150 days	28.9	30.9	27.8

Total	100.0%	100.0%	100.0%

For the next several quarters, we anticipate that our provision for doubtful accounts will be approximately 9% to 10% of revenues. We are implementing a number of operating strategies which should increase our cash collections of self-pay revenues. If this trend of increasing self-pay revenues continues, it could have a material adverse effect on our results of operations and financial position in the future.

•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including the hospitals we own, have encountered difficulty in recruiting and retaining nursing and other clinical personnel. When we are unable to staff our nursing and clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nursing and other clinical personnel. We expect that the staffing shortage related to nurses and other clinical personnel will continue in the near term.

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

     Update of Critical Accounting Estimates. Please refer to Note 7 of our condensed consolidated financial statements included elsewhere herein for a discussion of the impact of recent changes in our reserve for professional and general liability claims.

Results of Operations

Operating Results Summary

     The following tables present summaries of results of operations for the three and six months ended June 30, 2003 and 2004 (dollars in millions, except for revenues per equivalent admission):

	Three Months Ended June 30,
	2003		2004
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$221.6	100.0%	$246.4	100.0%

Salaries and benefits (a)	90.8	41.0	101.5	41.2
Supplies (b)	28.7	13.0	32.1	13.0
Other operating expenses (c)	43.1	19.4	40.6	16.5
Provision for doubtful accounts	16.9	7.6	21.1	8.6
Depreciation and amortization	11.4	5.1	12.0	4.9
Interest expense, net	3.3	1.5	3.2	1.3
Debt retirement costs	—	—	1.5	0.6
ESOP expense	1.5	0.7	2.5	1.0

	195.7	88.3	214.5	87.1

Income before minority interests and income taxes	25.9	11.7	31.9	12.9

Minority interests in earnings of consolidated entities	0.2	0.1	0.3	0.1

Income before income taxes	25.7	11.6	31.6	12.8
Provision for income taxes	10.4	4.7	12.9	5.2

Net income	$15.3	6.9%	$18.7	7.6%

	Three Months Ended June 30,
	2003	2004	% Change
	Amount	Amount	From Prior Year
Consolidated:
Number of hospitals at end of period	28	29	3.6%
Admissions (d)	22,337	22,851	2.3
Equivalent admissions (e)	44,654	46,051	3.1
Revenues per equivalent admission	$4,962	$5,349	7.8
Outpatient factor (e)	2.00	2.02	1.0
Emergency room visits (f)	106,305	109,613	3.1
Inpatient surgeries (j)	6,390	7,049	10.3
Outpatient surgeries (g), (j)	18,479	19,113	3.4
Total surgeries (j)	24,869	26,162	5.2
Licensed beds at end of period	2,624	2,687	2.4
Weighted average licensed beds	2,624	2,692	2.6
Average daily census	997	1,006	0.9
Average length of stay (days)	4.1	4.0	(2.4)
Outpatient revenues as a percentage of total revenues	50.9%	50.1%	N/M
Medicare case mix index (i)	1.18	1.18	—

	Three Months Ended June 30,
	2003	2004	% Change
	Amount	Amount	From Prior Year
Same-Hospital (h):
Revenues	$221.6	$240.1	8.4%
Number of hospitals at end of period	28	28	—
Admissions (d)	22,337	22,375	0.2
Equivalent admissions (e)	44,654	44,703	0.1
Revenues per equivalent admission	$4,962	$5,370	8.2
Outpatient factor (e)	2.00	2.00	—
Emergency room visits (f)	106,305	105,745	(0.5)
Inpatient surgeries (j)	6,390	6,888	7.8
Outpatient surgeries (g), (j)	18,479	18,422	(0.3)
Total surgeries (j)	24,869	25,310	1.8
Licensed beds at end of period	2,624	2,612	(0.5)
Weighted average licensed beds	2,624	2,617	(0.3)
Average daily census	997	988	(0.9)
Average length of stay (days)	4.1	4.0	(2.4)
Outpatient revenues as a percentage of total revenues	50.9%	49.7%	N/M
Medicare case mix index (i)	1.18	1.18	—

	Six Months Ended June 30,
	2003		2004
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$442.5	100.0%	$503.0	100.0%

Salaries and benefits (a)	181.1	40.9	202.2	40.2
Supplies (b)	57.2	12.9	65.5	13.0
Other operating expenses (c)	81.7	18.5	83.2	16.5
Provision for doubtful accounts	34.4	7.8	44.1	8.8
Depreciation and amortization	22.6	5.1	23.6	4.7
Interest expense, net	6.6	1.5	6.6	1.3
Debt retirement costs	—	—	1.5	0.3
ESOP expense	3.1	0.7	4.8	1.0

	386.7	87.4	431.5	85.8

Income before minority interests and income taxes	55.8	12.6	71.5	14.2
Minority interests in earnings of consolidated entities	0.2	—	0.6	0.1

Income before income taxes	55.6	12.6	70.9	14.1
Provision for income taxes	22.6	5.1	28.3	5.6

Net income	$33.0	7.5%	$42.6	8.5%

	Six Months Ended June 30,
	2003	2004	% Change
	Amount	Amount	From Prior Year
Consolidated:
Number of hospitals at end of period	28	29	3.6%
Admissions (d)	45,814	48,316	5.5
Equivalent admissions (e)	89,566	94,893	5.9
Revenues per equivalent admission	$4,940	$5,300	7.3
Outpatient factor (e)	1.96	1.96	—
Emergency room visits (f)	206,043	215,367	4.5
Inpatient surgeries (j)	12,690	14,121	11.3
Outpatient surgeries (g), (j)	36,619	38,455	5.0
Total surgeries (j)	49,309	52,576	6.6
Licensed beds at end of period	2,624	2,687	2.4
Weighted average licensed beds	2,622	2,711	3.4
Average daily census	1,026	1,081	5.4
Average length of stay (days)	4.1	4.1	—
Outpatient revenues as a percentage of total revenues	50.5%	50.0%	N/M
Medicare case mix index (i)	1.19	1.17	(1.7)

	Six Months Ended June 30,
	2003	2004	% Change From
	Amount	Amount	Prior Year
Same-Hospital (h):
Revenues	$442.5	$490.1	10.8%
Number of hospitals at end of period	28	28	—
Admissions (d)	45,814	47,238	3.1
Equivalent admissions (e)	89,566	92,067	2.8
Revenues per equivalent admission	$4,940	$5,324	7.8
Outpatient factor (e)	1.96	1.95	(0.5)
Emergency room visits (f)	206,043	208,273	1.1
Inpatient surgeries (j)	12,690	13,753	8.4
Outpatient surgeries (g), (j)	36,619	37,060	1.2
Total surgeries (j)	49,309	50,813	3.1
Licensed beds at end of period	2,624	2,612	(0.5)
Weighted average licensed beds	2,622	2,617	(0.2)
Average daily census	1,026	1,060	3.3
Average length of stay (days)	4.1	4.1	—
Outpatient revenues as a percentage of total revenues	50.5	49.7	N/M
Medicare case mix index (i)	1.19	1.17	(1.7)

N/M	- Not Meaningful

(a)	Represents our cost of salaries and benefits, including employee health benefits and workers compensation insurance, for all hospital and corporate employees and contract labor.

(b)	Includes our hospitals’ costs for pharmaceuticals, blood, surgical instruments and all general supply items, including the cost of freight.

(c)	Consists primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, information systems fees paid to HCA Information Technology and Services, Inc. (“HCA-IT”), marketing and non-income taxes.

(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(e)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue). The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the total number of hospital-based emergency room visits.

(g)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

(h)	Same-hospital information excludes the operations of hospitals that we acquired after January 1, 2003.

(i)	Refers to acuity or severity of illness of an average Medicare patient at our hospitals.

(j)	Inpatient and outpatient surgeries for 2003 and the first quarter of 2004 were restated to reflect appropriate amounts during these periods. This change produced no impact on our historical results of operations.

For the Quarters Ended June 30, 2003 and 2004

Revenues

     Our revenues for the quarter ended June 30, 2004 increased by $24.8 million, or 11.2%, to $246.4 million compared to the quarter ended June 30, 2003. This increase is attributable to a number of factors, including:

•	$18.5 million increase in our same-hospital revenues; and

•	$6.3 million in revenues from our 2003 acquisition of Spring View Hospital.

     Adjustments to estimated reimbursement amounts increased our revenues by $0.8 million for the quarter ended June 30, 2004 compared to $1.4 million for the same period in 2003. Our DSH payments from Medicare for the quarter ended June 30, 2004 were $5.6 million, an increase of $2.9 million over the same period in 2003. This increase is primarily the result of the DSH payment increases under MMA.

     Our same-hospital inpatient revenues for the quarter ended June 30, 2004 increased by $11.1 million, or 10.4%, to $117.8 million compared to the quarter ended June 30, 2003. The primary factor causing this change was a 7.8% increase in same-hospital inpatient surgeries, which involve higher intensive procedures. The increase in higher intensive procedures is the result of capital spending at our facilities and strong physician recruitment in the past year.

     Our same-hospital outpatient revenues for the quarter ended June 30, 2004 increased by $6.6 million, or 5.9%, to $119.4 million compared to the quarter ended June 30, 2003. This outpatient growth was largely driven by an increase in radiology procedures such as CT-scans and MRIs, as well as cardiac catheterization procedures. This increase was partially offset by a 0.3% decrease in same-hospital outpatient surgeries and a 0.5% decrease in same-hospital emergency room visits.

     After factoring all of the above, our equivalent admissions increased by 0.1% on a same-hospital basis for the quarter ended June 30, 2004 compared to the same period in 2003. As it relates to pricing and acuity, our same-hospital revenues per equivalent admission for the quarter ended June 30, 2004 increased 8.2%, or $408 per equivalent admission, over the same period in 2003, reflecting positive pricing trends and higher intensive procedures as discussed above.

     The table below shows the sources of our revenues for the quarters ended June 30, expressed as percentages of total revenues:

	Consolidated		Same-hospital
	2003	2004	2003	2004
Medicare	36.9%	38.1%	36.9%	38.3%
Medicaid	11.0	10.3	11.0	10.2
HMOs, PPOs and other private insurers	39.6	38.3	39.6	38.2
Self Pay	8.2	9.5	8.2	9.4
Other	4.3	3.8	4.3	3.9

Total	100.0%	100.0%	100.0%	100.0%

     Our historical sources of revenues table in our quarterly and annual reports filed with the Securities and Exchange Commission (the “SEC”) prior to our 2003 Annual Report on Form 10-K required certain reclassifications. Specifically, contractual discounts relating to certain Medicaid state managed care programs were historically classified incorrectly as HMOs, PPOs and other private insurers revenues, instead of as Medicaid revenues. This change produced no impact on our historical results of operations. Generally, these reclassifications reduced Medicaid as a percentage of total revenues and increased HMOs, PPOs and other private insurers as a percentage of total revenues.

Expenses

     Salaries and benefits increased as a percentage of revenues to 41.2% for the quarter ended June 30, 2004 from 41.0% for the quarter ended June 30, 2003, primarily as a result of an increase in resource-intensive services provided. Man-hours per equivalent admission increased 2.0% for the quarter ended June 30, 2004 over the same period last year. We had a 6.2% increase in salaries and benefits per man-hour in the quarter ended June 30, 2004 compared to the same period in 2003. However, our contract labor costs decreased by 9.2% to $3.7 million in the quarter ended June 30, 2004 compared to $4.1 million in the quarter ended June 30, 2003. Appropriate staffing and minimizing the use of contract labor will continue to be a significant initiative for us.

     Supply costs as a percentage of revenues remained constant at 13.0% in the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003, on both a consolidated and same-hospital basis. On a consolidated and same-hospital basis, our cost of supplies per equivalent admission increased 8.3% and 8.8%, respectively, in the quarter ended June 30, 2004 as a result of rising supply costs compared to the same period in 2003, particularly in the pharmaceutical, cardiac and spine and joint implant areas. In addition, our same-hospital surgeries, which generally incur higher supply costs per equivalent admission, increased by 1.8% for the quarter ended June 30, 2004 over the same period last year.

     Other operating expenses decreased as a percentage of revenues to 16.5% in the quarter ended June 30, 2004 from 19.4% in the quarter ended June 30, 2003, primarily as a result of the 11.2% increase in our revenues and a $2.6 million decrease in our professional and general liability insurance expense. A portion of our other operating expenses are fixed and not volume driven. Our professional and general liability insurance expense was $1.2 million during the quarter ended June 30, 2004 compared to $3.8 million in the quarter ended June 30, 2003. This decrease relates to favorable loss experience as reflected in our external actuarial reports and a change in actuaries used to estimate projected losses under the self-insured portion of our insurance program, as further discussed in Note 7 of our condensed consolidated financial statements included elsewhere herein. In addition, our physician recruiting costs decreased from $2.9 million in the quarter ended June 30, 2003 to $2.1 million in the quarter ended June 30, 2004 as a result of a $0.7 million cash collection from a departed physician.

     Provision for doubtful accounts increased as a percentage of revenues to 8.6% in the quarter ended June 30, 2004 from 7.6% in the quarter ended June 30, 2003. The provision for doubtful accounts related primarily to self-pay amounts due from patients. Our self-pay revenues, net of charity and indigent care write-offs, increased by 28.8% from $18.1 million for the quarter ended June 30, 2003 to $23.3 million for the quarter ended June 30, 2004. The factors influencing this increase are primarily a combination of broad economic factors, including the increased number of uninsured patients and plan design changes increasing copayments and deductibles. On a same-hospital basis, the provision for doubtful accounts increased as a percentage of revenues to 8.5% in the quarter ended June 30, 2004 from 7.6% in the quarter ended June 30, 2003.

     Depreciation and amortization expense increased to $12.0 million in the quarter ended June 30, 2004 from $11.4 million in the quarter ended June 30, 2003, primarily as a result of our acquisition of Spring View Hospital in the fourth quarter of 2003 and depreciation associated with recently completed capital improvements at our facilities.

     The provision for income taxes increased to $12.9 million in the quarter ended June 30, 2004 from $10.4 million in the quarter ended June 30, 2003. The income tax provisions reflected an effective income tax rate of 40.7% for the quarter ended June 30, 2004 compared to 40.3% for the quarter ended June 30, 2003. The effective tax rate increased primarily as a result of the increase in the nondeductible ESOP expense, which increased by $1.0 million in the quarter ended June 30, 2004, as compared to the same period in 2003.

For the Six Months Ended June 30, 2003 and 2004

Revenues

     Our revenues for the six months ended June 30, 2004 increased by $60.5 million, or 13.7%, to $503.0 million compared to the six months ended June 30, 2003. This increase is attributable to a number of factors, including:

•	$47.6 million increase in our same-hospital revenues; and

•	$12.9 million in revenues from our 2003 acquisition of Spring View Hospital.

     Adjustments to estimated reimbursement amounts increased our revenues by $2.2 million for the six months ended June 30, 2004 compared to $4.3 million for the same period in 2003. In addition, as discussed in Note 8 to our condensed consolidated financial statements, we recognized $3.2 million in additional revenues for the quarter ended March 31, 2004 following the confirmation by CMS of a Medicare DSH designation at one of our hospitals. Our DSH payments from Medicare for the six months ended June 30, 2004 were $8.8 million, an increase of $3.7 million over the same period in 2003. This increase is primarily the result of the DSH payment increases under MMA.

     Our same-hospital inpatient revenues for the six months ended June 30, 2004 increased by $27.2 million, or 12.7%, to $241.0 million compared to the six months ended June 30, 2003. The primary factors causing this change were increases in admissions and inpatient surgeries, which involve higher intensive procedures. The increase in higher intensive procedures is the result of capital spending at our facilities and strong physician recruitment in the past year.

     Our same-hospital outpatient revenues for the six months ended June 30, 2004 increased by $19.8 million, or 8.8%, to $243.4 million compared to the six months ended June 30, 2003. This outpatient growth was largely driven by a 1.2% increase in same-hospital outpatient surgeries, a 1.1% increase in same-hospital emergency room visits and an increase in radiology procedures such as CT-scans and MRIs, as well as cardiac catheterization procedures. In addition, the $19.8 million increase in revenues includes $3.2 million from the Medicare DSH designation described in Note 8 to our condensed consolidated financial statements.

     After factoring all of the above, our equivalent admissions increased by 2.8% on a same-hospital basis for the six months ended June 30, 2004 compared to the same period in 2003. As it relates to pricing and acuity, our same-hospital revenues per equivalent admission for the six months ended June 30, 2004 increased 7.8%, or $384 per equivalent admission, over the same period in 2003 reflecting positive pricing trends and higher intensive procedures as discussed above.

     The table below shows the sources of our revenues for the six months ended June 30, expressed as percentages of total revenues:

	Consolidated		Same-hospital
	2003	2004	2003	2004
Medicare	37.2%	37.9%	37.2%	38.1%
Medicaid	10.9	10.6	10.9	10.5
HMOs, PPOs and other private insurers	39.5	38.6	39.5	38.5
Self Pay	8.3	9.2	8.3	9.1
Other	4.1	3.7	4.1	3.8

Total	100.0%	100.0%	100.0%	100.0%

     Our historical sources of revenues table in our quarterly and annual reports filed with the SEC prior to our 2003 Annual Report on Form 10-K required certain reclassifications. Specifically, contractual discounts relating to certain Medicaid state managed care programs were historically classified incorrectly as HMOs, PPOs and other private insurers revenues, instead of as Medicaid revenues. This change produced no impact on our historical results of operations. Generally, these reclassifications reduced Medicaid as a percentage of total revenues and increased HMOs, PPOs and other private insurers as a percentage of total revenues.

Expenses

     Salaries and benefits decreased as a percentage of revenues to 40.2% for the six months ended June 30, 2004 from 40.9% for the six months ended June 30, 2003, primarily as a result of improvements in labor productivity and the 13.7% increase in our revenues. Man-hours per equivalent admission decreased 0.6% for the six months ended June 30, 2004 over the same period last year. However, we had a 6.0% increase in salaries and benefits per man-hour in the six months ended June 30, 2004 compared to the same period in 2003. Our contract labor costs decreased by 1.9% to $8.0 million in the six months ended June 30, 2004 compared to $8.2 million in the six months ended June 30, 2003. Appropriate staffing and minimizing the use of contract labor will continue to be a significant initiative for us.

     Supply costs as a percentage of revenues increased slightly to 13.0% in the six months ended June 30, 2004 from 12.9% in the six months ended June 30, 2003, on both a consolidated and same-hospital basis. On a consolidated and same-hospital basis, our cost of supplies per equivalent admission increased 8.1% and 8.3%, respectively, in the six months ended June 30, 2004 as a result of rising supply costs compared to the same period in 2003, particularly in the pharmaceutical, cardiac and spine and joint implant areas. In addition, our same-hospital surgeries, which generally incur higher supply costs per equivalent admission, increased by 3.1% for the six months ended June 30, 2004 over the same period last year.

     Other operating expenses decreased as a percentage of revenues to 16.5% in the six months ended June 30, 2004 from 18.5% in the six months ended June 30, 2003, primarily as a result of the 13.7% increase in our revenues and a $2.7 million decrease in our professional and general liability insurance expense. A portion of our other operating expenses are fixed and not volume driven. Our professional and general liability insurance expense was $4.8 million during the six months ended June 30, 2004 compared to $7.5 million in the six months ended June 30, 2003. This decrease relates to favorable loss experience as reflected in our external actuarial reports and a change in actuaries to estimate projected losses under the self-insured portion of our insurance program, as further discussed in Note 7 of our condensed consolidated financial statements included elsewhere herein. However, our physician recruiting costs increased from $5.3 million in the six months ended June 30, 2003 to $5.6 million in the six months ended June 30, 2004 as a result of our increased number of recruited physicians.

     Provision for doubtful accounts increased as a percentage of revenues to 8.8% in the six months ended June 30, 2004 from 7.8% in the six months ended June 30, 2003. The provision for doubtful accounts related primarily to self-pay amounts due from patients. Our self-pay revenues, net of charity and indigent care write-offs, increased by 25.8% from $36.9 million for the six months ended June 30, 2003 to $46.4 million for the six months ended June 30, 2004. The factors influencing this increase are primarily a combination of broad economic factors, including the increased number of uninsured patients and plan design changes increasing copayments and deductibles. On a same-hospital basis, the provision for doubtful accounts increased as a percentage of revenues to 8.7% in the six months ended June 30, 2004 from 7.8% in the six months ended June 30, 2003.

     Depreciation and amortization expense increased to $23.6 million in the six months ended June 30, 2004 from $22.6 million in the six months ended June 30, 2003, primarily as a result of our acquisition of Spring View Hospital in the fourth quarter of 2003 and depreciation associated with recently completed capital improvements at our facilities.

     The provision for income taxes increased to $28.3 million in the six months ended June 30, 2004 from $22.6 million in the six months ended June 30, 2003. The income tax provisions reflected an effective income tax rate of 40.0% for the six months ended June 30, 2004 compared to 40.6% for the six months ended June 30, 2003. The effective tax rate decreased primarily as a result of changes related to state net operating losses.

Liquidity and Capital Resources

Liquidity

     Our primary sources of liquidity are cash flows provided by our operations and our Revolving Credit Facility. Our liquidity for the six months ended June 30, 2003 and 2004 was derived primarily from net cash provided by operating activities.

     Cash flows for the six months ended June 30 were as follows (in millions):

Source (use) of cash flow	2003	2004
Operating activities	$50.1	$71.9
Investing activities	(37.6)	(62.5)
Financing activities	(16.0)	(11.6)

Net change in cash and cash equivalents	$(3.5)	$(2.2)

Interest payments	$6.3	$6.7

Income taxes paid	$24.7	$30.0

Working capital as of June 30	$82.0	$106.5

Operating activities

     The $21.8 million increase in cash flows provided by operating activities in the six months ended June 30, 2004 as compared to the same period in 2003 is primarily a result of:

•	increased net income of $9.6 million in the six months ended June 30, 2004 as compared to the same period in 2003; and

•	improved cash flows from operations related to changes in working capital of $9.6 million provided primarily by increased cash collections related to accounts receivable and increases in accrued salaries and other current liabilities in the first six months of 2004 as compared to the same period in 2003. Our revenue days in patient accounts receivable were 38.8 days at June 30, 2004 compared to 39.3 days at December 31, 2003. However, we paid $5.3 million more in income taxes during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 as a result of an increase in our net income.

Investing activities

     Cash used in investing activities for the six months ended June 30, 2004 consisted primarily of purchases of equipment of $35.4 million, the purchase price of River Parishes Hospital of $24.5 million, the direct transaction costs and working capital settlement of Spring View Hospital of $0.5 million, and $1.5 million related to our purchase of a surgery center in Sulligent, Alabama. Our routine capital expenditures decreased from $10.9 million in the six months ended June 30, 2003 to $9.6 million in the six months ended June 30, 2004 as a result of a higher number of routine projects during the six months ended June 30, 2003. We did not incur any acquisition costs for the six months ended June 30, 2003.

Financing activities

     Cash used in financing activities for the six months ended June 30, 2004 consisted primarily of $29.9 million in repurchases of our Convertible Notes during the second quarter of 2004, including $0.9 million in premium costs, and a first quarter 2004 $20.0 million repayment under our Revolving Credit Facility. These activities were partially offset by $30.0 million borrowed under our Revolving Credit Facility and $7.5 million in proceeds from stock option exercises and purchases of shares under our employee stock purchase plans. We used approximately $24.5 million of the $30.0 Revolving Credit Facility borrowing to acquire River Parishes Hospital on June 30, 2004.

Cash used in financing activities for the six months ended June 30, 2003 primarily consisted of $17.0 million in repurchases of our common stock, offset by proceeds from stock option exercises and purchases of shares under our employee stock purchase plans.

Capital Resources

Revolving Credit Facility

     Our Revolving Credit Facility, which expires in June 2006, provides for borrowings up to $200.0 million in the aggregate, is guaranteed by substantially all of our current and future subsidiaries and is secured by substantially all of our assets. The Revolving Credit Facility requires that we comply with certain financial covenants, including:

	Requirement	Level at June 30, 2004
Maximum permitted consolidated leverage ratio	<3.50 to 1.00	1.34 to 1.00
Maximum permitted consolidated senior leverage ratio	<2.50 to 1.00	0.23 to 1.00
Minimum permitted consolidated interest coverage ratio	>3.50 to 1.00	13.88 to 1.00
Minimum permitted consolidated net worth	>$291.3 million	$455.0 million
Maximum capital expenditures – last twelve months	<$145.1 million	$67.6 million

     The Revolving Credit Facility also contains various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends. We were in compliance with these covenants as of June 30, 2004. During the second quarter of 2004, we entered into an amendment under the Revolving Credit Facility that allows us to repurchase up to $150.0 million of our Convertible Notes. As of June 30, 2004, we had $30.0 million of outstanding indebtedness under our Revolving Credit Facility and letters of credit in the aggregate amount of $16.5 million outstanding, leaving $153.5 million available under our Revolving Credit Facility. We repaid the $20.0 million of indebtedness outstanding at December 31, 2003 under our Revolving Credit Facility in February 2004 with our available cash.

     The applicable interest rate under the Revolving Credit Facility is based on a rate, at our option, equal to either (i) LIBOR plus a margin ranging from 1.25% to 2.25% or (ii) prime plus a margin ranging from 0% to 0.5%, both depending on our consolidated total debt to consolidated EBITDA ratio, as defined, for the most recent four quarters. As of June 30, 2004, the interest rate related to borrowings under our Revolving Credit Facility was 4.0%.

     Our Revolving Credit Facility does not contain provisions that would accelerate the maturity date of our debt upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to renew our existing credit facility or obtain access to new credit facilities or other capital sources in the future and could increase the cost of such facilities and other capital sources. Our credit ratings as of June 30, 2004 are as follows:

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

Convertible Notes

     On May 22, 2002, we sold 4 1/2% Convertible Subordinated Notes due 2009 in the aggregate principal amount of $250 million (the “Convertible Notes”). The net proceeds of approximately $242.5 million were used for acquisitions, capital improvements at our existing facilities, repurchase of our 10 3/4% Senior Subordinated Notes, working capital and general corporate purposes. The Convertible Notes bear interest at the rate of 4 1/2% per year, payable semi-annually on June 1 and December 1. The Convertible Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $47.36 per share. The conversion price is subject to adjustment in certain circumstances. We may redeem all or a portion of the Convertible Notes on or after June 3, 2005, at the then current redemption prices, plus accrued and unpaid interest. Holders of the Convertible Notes may require us to repurchase all of the holder’s Convertible Notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The Convertible Notes are unsecured and subordinated to our existing and future senior indebtedness and senior subordinated indebtedness. The Convertible Notes rank junior to our other liabilities. The indenture governing the Convertible Notes does not contain any financial covenants.

     We repurchased $29.0 million of our $250.0 million Convertible Notes during the second quarter of 2004 and paid a premium of $0.9 million on these repurchases. These repurchases reduced the number of shares of common stock that were reserved for issuance upon conversion of the Convertible Notes from 5,278,825 shares to 4,666,481 shares.

Liquidity and Capital Resources Outlook

     We expect the level of capital expenditures in 2004 to be approximately $90.0 million, of which $35.4 million has been spent in the first six months. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At June 30, 2004, we had projects under construction with an estimated additional cost to complete and equip of approximately $79.6 million. We anticipate that these projects will be completed over the next three years. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our Revolving Credit Facility.

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

     We have never declared or paid dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any dividends on our common stock. Our Board of Directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our Revolving Credit Facility imposes restrictions on our ability to pay dividends. We repurchased approximately 2.1 million shares of our common stock for an aggregate price of approximately $45.7 million during 2003. Please refer to Part II, Item 2. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities elsewhere in this report for a discussion of our share repurchase program.

     We believe that cash flows from operations, amounts available under our Revolving Credit Facility and our anticipated access to capital markets are sufficient to meet expected liquidity needs, planned capital expenditures, potential acquisitions and other expected operating needs over the next three years.

Contractual Obligations

     During the six months ended June 30, 2004, there were no material changes in our contractual obligations presented in our 2003 Annual Report on Form 10-K except for our obligation under our contract with HCA-IT related to the purchase of information technology services, which was recently extended through December 31,

2009. The following is an update of our contractual obligation to HCA-IT, reflecting our amended agreement, which was signed during the second quarter of 2004 (in millions):

	Payments Due by Period
Purchase Obligation	Total	7/04-12/04	2005-2007	2008-2009	After 2009
HCA-IT services	$72.7	$6.2	$39.1	$27.4	$—

Off-Balance Sheet Arrangements

     We had standby letters of credit outstanding of approximately $16.5 million as of June 30, 2004. Of this amount, $16.3 million was related to the self-insured retention levels of our professional and general liability insurance programs as security for the payment of claims and $0.2 million was related to obligations to certain utility companies.

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

Contingencies

     Please refer to Note 5 of our condensed consolidated financial statements included in this report for a discussion of our material financial contingencies, including:

•	An Americans with Disabilities Act claim;

•	HCA investigations, litigation and indemnification rights;

•	Our Corporate Integrity Agreement;

•	Legal proceedings and general liability claims;

•	Physician commitments;

•	Capital expenditure commitments;

•	Tax matters; and

•	Acquisitions.

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

     There are several factors, many beyond our control that could cause results to differ significantly from our expectations. Some of these factors are described below under “Risk Factors.” Other factors, such as market, operational, liquidity, interest rate and other risks, are described elsewhere in this report or in our 2003 Annual Report on Form 10-K. Any factor described in this report or in our 2003 Annual Report on Form 10-K could, by itself or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or in our 2003 Annual Report on Form 10-K that could cause results to differ from our expectations.

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

     Our revenue is particularly sensitive to regulatory and economic changes in Kentucky and Tennessee. As of June 30, 2004, we operated 29 hospitals with eight located in the commonwealth of Kentucky and seven located in the state of Tennessee. We generated 36.0% and 34.3% of our revenues from our Kentucky hospitals (including 3.3% and 3.8% from state-sponsored Medicaid programs) and 20.1% and 18.9% from our Tennessee hospitals (including 2.8% and 2.4% from the state-sponsored TennCare program) for the six months ended June 30, 2003 and 2004, respectively. Certain managed care organizations that participate in the Medicaid programs of Tennessee and Kentucky have been placed in receivership or encountered other financial difficulties. Other managed care organizations in the states in which we derive significant revenue may encounter similar difficulties in paying claims in the future.

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

     We may not be able to timely and effectively integrate the hospitals that we acquire with our ongoing operations. We may experience delays in implementing operating procedures and systems in newly acquired hospitals. Integrating a new hospital could be expensive and time consuming and could disrupt our ongoing business and distract our management and other key personnel. In addition, we rely heavily on HCA-IT for information systems integration as part of our contractual arrangement for information technology services.

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

We may be unable to complete our construction projects on a required timetable and within the original cost estimates.

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

     At June 30, 2004, our consolidated long-term debt was approximately $251.0 million. We also may draw on a revolving credit commitment of up to $200 million under our Revolving Credit Facility, of which $153.5 million was available as of June 30, 2004. In addition, we have the ability to incur additional debt, subject to limitations imposed by our Revolving Credit Facility. Our leverage and debt service requirements could have important consequences to our stockholders, including the following:

•	make us more vulnerable to economic downturns and to adverse changes in business conditions, such as further limitations on reimbursement under Medicare and Medicaid programs;

•	limit our ability to obtain additional financing at favorable interest rates in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, reducing the funds available for our operations and capital improvements;

•	make us vulnerable to increases in interest rates because our Revolving Credit Facility is at a variable rate of interest; and

•	require us to pay the indebtedness immediately if we default on any of the numerous financial and other restrictive covenants in our Revolving Credit Facility, including restrictions on our payments of dividends, incurrence of indebtedness and sale of assets.

Federal and state investigations of HCA could subject our hospitals and operations to increased governmental scrutiny.

     HCA has been the subject of various federal and state investigations, qui tam actions, shareholder derivative and class action suits, patient/payor actions and general liability claims. These investigations, actions and claims relate to HCA and its subsidiaries, including subsidiaries that, before our formation as an independent company, owned some of the facilities we now own. For additional information about these matters, please refer to Part I, Note 5, Commitments and Contingencies included in this report.

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

     Competition among hospitals and other healthcare providers for patients has intensified in recent years. All but one of our hospitals operate in geographic areas where we are currently the sole provider of hospital services in these communities. While our hospitals face less direct competition in our immediate service areas, we do compete with other hospitals, including larger tertiary care centers. Although these competing hospitals may be in excess of 30 to 50 miles away from our facilities, patients in these markets may migrate to, may be referred by local physicians to, or may be lured by incentives from managed care plans to travel to, these distant hospitals. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. In addition, some of the hospitals that compete with us are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals can make capital expenditures without paying sales, property and income taxes. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology, physical therapy and diagnostic centers, as well as competing services rendered in physician offices. To the extent that other providers are successful in developing specialized outpatient facilities, our market share for those specialized services will likely decrease. Where necessary to prevent such competition, a few of our hospitals have developed specialized outpatient facilities.

If our access to HCA’s information systems is restricted or we are not able to integrate changes to our existing information systems or information systems of acquired hospitals, our operations could suffer.

     Our business depends significantly on effective information systems to process clinical and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology. We rely heavily on HCA-IT for information systems. Under a contract that was recently amended through December 31, 2009, HCA-IT provides financial, clinical, patient accounting and network information services to us. If our access to these systems is limited in the future or if HCA-IT develops systems more appropriate for the urban healthcare market and not suited for our hospitals, our operations could suffer.

     In addition, as new information systems are developed, we must integrate them into our existing systems. Evolving industry and regulatory standards, including the Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” may require changes to our information systems. We may not be able to integrate new systems or changes required to our existing systems or systems of acquired hospitals in the future effectively. Please refer to Part I, Item 1. Business – Government Regulation in our 2003 Annual Report on Form 10-K for a discussion of HIPAA.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     During the six months ended June 30, 2004, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our 2003 Annual Report on Form 10-K.

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

PART II-OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table sets forth information regarding repurchases of Convertible Notes by the Company during the second quarter of 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

				Total Principal	Approximate Dollar
				Amount of Convertible	Value of Convertible
	Total Principal			Notes Purchased as	Notes that May Yet Be
	Amount of Convertible			Part of Publicly	Purchased Under the
	Notes Purchased	Average Price Paid		Announced Plans or	Plans or
Period	(in millions)	Per Share		Programs	Programs
April 1, 2004 -
April 30, 2004	$—	$—		$—	$—
May 1, 2004 -
May 31, 2004	$—	$—		$—	$—
June 1, 2004 -
June 30, 2004	$29.0 (1)	$47.36	(2)	$—	$—

Total	$29.0 (1)	$47.36	(2)	$—	$—

(1)	The total principal amount of these Convertible Notes was convertible into 612,344 shares of the Company’s common stock as of the date of repurchase. These Convertible Notes were repurchased in the open market, and were not purchased through a publicly announced plan or program.

(2)	On an “as converted” basis, the average purchase price paid per share of common stock issuable upon conversion of the Convertible Notes was $47.36, which does not reflect the premium paid to repurchase the Convertible Notes.

     In April 2003, our Board of Directors authorized the repurchase of up to $100 million of our outstanding shares of common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors, to enable us to take advantage of opportunistic market conditions. Our stock repurchase program was publicly announced on April 28, 2003 and expires on October 28, 2004. As of December 31, 2003, we repurchased 2,062,400 shares for an aggregate of approximately $45.7 million. Thus far in 2004, we have not purchased any shares of common stock under the share repurchase program. We may execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management. The timing and terms of the transactions depend on market conditions, our liquidity and other considerations.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on June 15, 2004. At the annual meeting, votes were cast as follows:

			VOTES
			IN		VOTES
			FAVOR	ABSTAINED	AGAINST
(a	)	Election of Class II Directors:
		DeWitt Ezell, Jr.	33,720,951	2,042,241	—
		William V. Lapham;	33,721,212	2,041,980	—
(b	)	Approval of an amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan;	24,948,187	42,066	7,677,468
(c	)	Approval of an amendment to the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan;	26,674,468	46,646	5,946,607
(d	)	Approval of the LifePoint Hospitals, Inc. Executive Performance Incentive Plan; and	31,835,922	45,704	786,095
(e	)	Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm of our company for the year ending December 31, 2004.	35,453,773	25,268	284,151

     As indicated in the above table, DeWitt Ezell, Jr. and William V. Lapham were elected as Class II directors. The terms of the Class II directors will expire at the annual meeting of stockholders in 2007, but not before their respective successors are elected and qualified. The terms of the following Class III directors will continue until the annual meeting in 2005: Kenneth C. Donahey and Richard H. Evans. The terms of the following Class I directors will continue until the annual meeting in 2006: Ricki Tigert Helfer, John E. Maupin, Jr., D.D.S. and Owen G. Shell, Jr.

Item 6. Exhibits and Reports on Form 8-K.

(a)	List of Exhibits:

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation (a)

3.2	Bylaws (a)

3.3	First Amendment to the Bylaws (b)

4.1	Form of Specimen Stock Certificate (c)

4.2	Rights Agreement dated as of May 11, 1999 between LifePoint Hospitals, Inc. and National City Bank as Rights Agent (a)

4.3	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 1/2% Convertible Subordinated Notes due 2009 (d)

4.4	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (d)

EXHIBIT NUMBER	DESCRIPTION
4.5	Form of 4 1/2% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (d)

10.1	Amendment to Computer and Data Processing Services Agreement, dated April 28, 2004, by and between HCA-Information Technology and Services, Inc. and LifePoint Hospitals, Inc.

10.2	Fourth Amendment to Credit Agreement, dated as of June 18, 2004, by and among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent for the lenders, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 0-29818.

(b)	Incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-29818.

(c)	Incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File Number 0-29818.

(d)	Incorporated by reference from the exhibits to the LifePoint Hospitals, Inc. Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File Number 333-90536.

(b)	Reports on Form 8-K filed during the three months ended June 30, 2004:

     On April 27, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 announcing our first quarter 2004 earnings results.

     On April 29, 2004, we filed a Current Report on Form 8-K pursuant to Item 5 confirming our guidance for the remaining quarters of 2004 and announcing the amendment of our Computer and Data Processing Services Agreement with HCA-IT, extending these services through December 31, 2009.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2004	LifePoint Hospitals, Inc.
	By:	/s/ Michael J. Culotta
Michael J. Culotta
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation (a)

3.2	Bylaws (a)

3.3	First Amendment to the Bylaws (b)

4.1	Form of Specimen Stock Certificate (c)

4.2	Rights Agreement dated as of May 11, 1999 between LifePoint Hospitals, Inc. and National City Bank as Rights Agent (a)

4.3	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 1/2% Convertible Subordinated Notes due 2009 (d)

4.4	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (d)

4.5	Form of 4 1/2% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (d)

10.1	Amendment to Computer and Data Processing Services Agreement, dated April 28, 2004, by and between HCA-Information Technology and Services, Inc. and LifePoint Hospitals, Inc.

10.2	Fourth Amendment to Credit Agreement, dated as of June 18, 2004, by and among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent for the lenders, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 0-29818.

(b)	Incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-29818.

(c)	Incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File Number 0-29818.

(d)	Incorporated by reference from the exhibits to the LifePoint Hospitals, Inc. Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File Number 333-90536.