Form 10-Q
period 2004-09-30
LIFEPOINT HOSPITALS INC
filed 2004-10-27
CIK 1074772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Yes ☒ No ☐

     As of October 21, 2004, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 38,716,903.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenues	$219.4	$253.7	$646.4	$739.4

Salaries and benefits	87.4	102.1	262.2	296.7
Supplies	28.0	32.2	83.3	95.4
Other operating expenses	38.6	44.1	116.1	123.9
Provision for doubtful accounts	22.4	24.4	53.3	64.0
Depreciation and amortization	10.2	12.1	31.5	34.5
Interest expense, net	3.3	3.1	9.9	9.7
Debt retirement costs	—	—	—	1.5
ESOP expense	1.8	2.3	4.9	7.1

	191.7	220.3	561.2	632.8

Income from continuing operations before minority interests and income taxes	27.7	33.4	85.2	106.6
Minority interests in earnings of consolidated entities	0.3	0.1	0.5	0.7

Income from continuing operations before income taxes	27.4	33.3	84.7	105.9
Provision for income taxes	11.0	13.2	34.2	42.1

Income from continuing operations	16.4	20.1	50.5	63.8
Loss from discontinued operations, net of income taxes	(0.2)	(0.4)	(1.3)	(1.5)

Net income	$16.2	$19.7	$49.2	$62.3

Basic earnings (loss) per share:
Continuing operations	$0.44	$0.54	$1.35	$1.73
Discontinued operations	(0.01)	(0.01)	(0.04)	(0.04)

Net income	$0.43	$0.53	$1.31	$1.69

Diluted earnings (loss) per share:
Continuing operations	$0.42	$0.51	$1.29	$1.61
Discontinued operations	—	(0.01)	(0.03)	(0.03)

Net income	$0.42	$0.50	$1.26	$1.58

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	37,242	37,231	37,505	36,914

Diluted	43,422	42,618	43,558	42,839

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	December 31,	September 30,
	2003	2004
	(1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20.6	$9.3
Accounts receivable, less allowances for doubtful accounts of $111.7 at December 31, 2003 and $102.2 at September 30, 2004	101.4	115.3
Inventories	21.7	23.9
Assets held for sale	34.7	33.1
Income taxes receivable	7.4	6.1
Deferred income taxes and other current assets	19.5	25.6

	205.3	213.3
Property and equipment:
Land	18.1	18.9
Buildings and improvements	338.7	356.2
Equipment	314.6	328.7
Construction in progress (estimated cost to complete and equip after September 30, 2004 is $91.0)	28.2	55.9

	699.6	759.7
Accumulated depreciation	(265.7)	(291.3)

	433.9	468.4

Deferred loan costs, net	7.0	5.3
Unallocated purchase price	16.4	28.8
Intangible assets, net	3.6	3.5
Other	—	0.7
Goodwill	132.8	138.7

	$799.0	$858.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30.9	$24.8
Accrued salaries	25.7	31.0
Other current liabilities	9.7	30.5
Estimated third-party payor settlements	2.5	2.7

	68.8	89.0

Revolving credit facility	20.0	—
Convertible notes	250.0	221.0
Deferred income taxes	35.9	39.1
Professional and general liability claims and other liabilities	28.6	30.6

Minority interests in equity of consolidated entities	1.4	1.3

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 90,000,000 shares authorized; 39,084,396 shares and 39,915,887 shares issued at December 31, 2003 and September 30, 2004, respectively	0.4	0.4
Capital in excess of par value	301.7	325.8
Unearned ESOP compensation	(16.1)	(13.7)
Unearned compensation on nonvested stock	—	(5.3)
Retained earnings	137.2	199.4
Common stock in treasury, at cost, 1,198,800 shares at December 31, 2003 and September 30, 2004	(28.9)	(28.9)

	394.3	477.7

	$799.0	$858.7

(1)	Derived from audited financial statements.

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Cash flows from continuing operating activities:
Net income	$16.2	$19.7	$49.2	$62.3
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations, net of income taxes	0.2	0.4	1.3	1.5
Depreciation and amortization	10.2	12.1	31.5	34.5
Debt retirement costs	—	—	—	1.5
ESOP expense	1.8	2.3	4.9	7.1
Minority interests in earnings of consolidated entities	0.3	0.1	0.5	0.7
Deferred income taxes (benefit)	5.0	—	7.1	(0.9)
Reserve for professional and general liability claims, net	(0.5)	1.6	3.3	2.1
Tax benefit from employee stock plans	0.5	0.1	0.7	4.4
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	2.0	(11.3)	(6.9)	(14.3)
Inventories and other current assets	(0.9)	0.1	(4.4)	(3.1)
Accounts payable and accrued expenses	14.1	9.6	16.8	15.9
Income taxes payable	(4.8)	6.4	(9.1)	1.3
Estimated third-party payor settlements	(1.9)	1.4	(4.1)	0.2
Other	0.2	0.3	1.2	1.5

Net cash provided by continuing operating activities	42.4	42.8	92.0	114.7

Cash flows from continuing investing activities:
Purchase of property and equipment	(14.9)	(21.3)	(52.4)	(56.7)
Acquisitions, net of cash acquired	(15.7)	(1.3)	(16.3)	(27.8)
Other	—	(0.2)	1.0	(0.8)

Net cash used in continuing investing activities	(30.6)	(22.8)	(67.7)	(85.3)

Cash flows from continuing financing activities:
Repurchase of convertible notes	—	—	—	(29.9)
Borrowing under revolving credit facility	—	—	—	30.0
Repayment under revolving credit facility	—	(30.0)	—	(50.0)
Repurchase of common stock	(11.0)	—	(28.0)	—
Proceeds from exercise of stock options	0.8	0.2	1.3	7.7
Other	0.6	(0.2)	1.1	0.6

Net cash used in continuing financing activities	(9.6)	(30.0)	(25.6)	(41.6)

Net cash provided by (used in) continuing operations	2.2	(10.0)	(1.3)	(12.2)
Net cash provided by (used in) discontinued operations	(1.6)	0.9	(1.6)	0.9

Change in cash and cash equivalents	0.6	(9.1)	(2.9)	(11.3)
Cash and cash equivalents at beginning of period	19.5	18.4	23.0	20.6

Cash and cash equivalents at end of period	$20.1	$9.3	$20.1	$9.3

Interest payments	$0.3	$0.4	$6.6	$7.1

Income taxes paid, net	$10.1	$6.6	$34.8	$36.6

See accompanying notes.

LIFEPOINT HOSPITALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
UNAUDITED

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

     LifePoint Hospitals, Inc. is a holding company. Its subsidiaries own, lease and operate their respective facilities and other assets. The term “LifePoint” or the “Company” as used herein refers to LifePoint Hospitals, Inc. and its subsidiaries, unless otherwise stated or indicated by context. As of September 30, 2004, the Company operated 30 general, acute care hospitals with an aggregate of 2,793 licensed beds in non-urban communities. The Company’s hospitals are located in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah, West Virginia and Wyoming.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the LifePoint corporate office costs, which were $5.3 million and $7.7 million for the three months ended September 30, 2003 and 2004, respectively, and $16.9 million and $21.5 million for the nine months ended September 30, 2003 and 2004, respectively.

     Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications, primarily for the discontinued operations as described in Note 4, have no impact on total assets, liabilities, stockholders’ equity, net income or cash flows.

NOTE 2 — EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (dollars in millions, except per share amounts, and shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Numerator:
Numerator for basic earnings per share - income from continuing operations	$16.4	$20.1	$50.5	$63.8
Interest on convertible notes, net of taxes	2.0	1.7	5.9	5.5

Numerator for diluted earnings per share - income from continuing operations	18.4	21.8	56.4	69.3
Loss from discontinued operations	(0.2)	(0.4)	(1.3)	(1.5)

	$18.2	$21.4	$55.1	$67.8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Denominator:
Denominator for basic earnings (loss) per share — weighted average shares outstanding	37,242	37,231	37,505	36,914
Effect of dilutive securities:
Employee stock benefit plans	901	721	774	872
Convertible notes	5,279	4,666	5,279	5,053

Denominator for diluted earnings (loss) per share — adjusted weighted average shares	43,422	42,618	43,558	42,839

Basic earnings (loss) per share:
Continuing operations	$0.44	$0.54	$1.35	$1.73
Discontinued operations	(0.01)	(0.01)	(0.04)	(0.04)

Net income	$0.43	$0.53	$1.31	$1.69

Diluted earnings (loss) per share:
Continuing operations	$0.42	$0.51	$1.29	$1.61
Discontinued operations	—	(0.01)	(0.03)	(0.03)

Net income	$0.42	$0.50	$1.26	$1.58

     For the third quarter of 2004, approximately 1.9 million of the Company’s stock options outstanding, which represents approximately 41% of the Company’s total options outstanding, (1.5 million for the nine months ended September 30, 2004) were excluded from the calculation of diluted earnings (loss) per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter and nine month period, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options. For the third quarter of 2003, approximately 1.9 million of the Company’s stock options outstanding (2.1 million for the nine months ended September 30, 2003) were excluded from the calculation of diluted earnings (loss) per share.

NOTE 3 — ACQUISITION OF PROVINCE HEALTHCARE COMPANY

     LifePoint announced on August 16, 2004 that it entered into a definitive agreement to acquire Province Healthcare Company (“Province”) for approximately $1.7 billion in cash, stock and the assumption of debt. The transaction will create a leading hospital company focused on providing healthcare services in non-urban communities, with 51 hospitals, of which 48 are located in markets where the combined company will be the sole hospital provider in the community. The transaction is expected to close in the first quarter of 2005.

     Pursuant to the definitive agreement, if the proposed transaction is consummated, the businesses of LifePoint and Province will be combined under a newly formed company, which will be renamed “LifePoint Hospitals, Inc.” (“New LifePoint”). Each Province stockholder will receive a per share consideration comprised of $11.375 in cash and a number of shares of New LifePoint common stock equal to an exchange ratio of between 0.3447 and 0.2917, which will represent a value of $11.375, if the volume weighted average of the daily sale prices for shares of LifePoint common stock for the 20 consecutive trading day period ending at the close of business on the third trading day prior to closing, (the “LifePoint average share price”), is between $33.00 and $39.00. If the LifePoint average share price is $33.00 or less, the exchange ratio will be 0.3477, and if the LifePoint average share price is $39.00 or more, the exchange ratio will be 0.2917. Based on the closing price of a share of LifePoint common stock on October 18, 2004 of $30.87, each Province stockholder would have received a total per share consideration valued at approximately $22.016.

     Based on the closing price of LifePoint common stock and the number of outstanding shares of Province common stock, each as of October 18, 2004, LifePoint will pay approximately $566.3 million in cash and issue approximately 17.2 million shares of common stock to Province stockholders. Each LifePoint stockholder will receive one share of New LifePoint common stock for each share of LifePoint common stock.

     The agreement provides for alternative structures. While it is anticipated that shares received by Province stockholders will be received in a tax-free exchange, the parties have agreed to a taxable alternative structure at the same price if necessary to complete the acquisition.

     Each of the Boards of Directors of LifePoint and Province have unanimously approved the proposed transaction. Completion of the transaction is subject to approval by each company’s stockholders, receipt of necessary financing and certain other conditions. LifePoint has received a commitment from Citigroup Global Markets, Inc. (“Citigroup”) to finance the cash consideration for the acquisition, to refinance Province’s existing debt and to provide for the ongoing working capital and general corporate needs of New LifePoint. The commitment provides for up to $1.325 billion in term loans and up to $400 million in revolving loans on customary terms and conditions.

NOTE 4 — DISCONTINUED OPERATIONS

     During the third quarter of 2004, the Company committed to a divestiture plan of its 56-bed Bartow Memorial Hospital (“Bartow”) located in Bartow, Florida. Subsequently, the Company announced on October 7, 2004, that it had entered into an asset exchange agreement with Health Management Associates, Inc. (“HMA”) under which LifePoint will acquire 76-bed Williamson Memorial Hospital, located in Williamson, West Virginia, and, simultaneously, HMA will acquire Bartow Memorial Hospital. The transaction is expected to close in the fourth quarter of 2004 or in the first quarter of 2005. The asset exchange is subject to certain conditions, including completion of due diligence by both parties. The assets and operations of Bartow Memorial Hospital that are subject to the asset exchange have been reflected as discontinued operations in the Company’s financial statements for the third quarter of 2004.

     The Company has reflected Bartow as discontinued operations, consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The results of operations, net of taxes, and the carrying value of the assets of Bartow that are expected to be sold have been reflected in the accompanying condensed consolidated financial statements as discontinued operations/assets held for sale in accordance with SFAS No. 144. All prior periods have been reclassified to conform to this presentation for all periods presented. These required reclassifications to the prior period financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.

     The revenues and loss before income taxes of Bartow reported in discontinued operations for the three months and nine months ended September 30, 2003 and 2004 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenues	$7.9	$7.6	$23.4	$24.9
Loss before income taxes	(0.3)	(0.5)	(2.0)	(2.2)

     The following assets of Bartow to be sold are reported as assets held for sale in the accompanying condensed consolidated balance sheets (in millions):

	December 31, 2003	September 30, 2004
Inventories	$0.7	$0.7
Property and equipment, net	30.2	28.6
Goodwill	3.8	3.8

Assets held for sale	$34.7	$33.1

NOTE 5 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 6 — STOCK BENEFIT PLANS

     The Company issues stock options and other stock-based awards to key employees and directors under stock-based compensation plans, which are described more fully in Note 6 (stockholders’ equity) to the consolidated financial statements in the Company’s 2003 Annual Report on Form 10-K. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. The Company continues to account for its stock-based compensation plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123.

     During the first quarter of 2004, the Company granted 175,000 shares of nonvested stock awards to certain key executives under the Company’s 1998 Long-Term Incentive Plan. The nonvested stock awards vest three years from the grant date and contain no vesting requirements other than continued employment of the executive. The fair market value at the date of grant of these nonvested stock awards was $33.17 per share and was recorded as unearned compensation as a component of stockholders’ equity. During the second quarter of 2004, the Company granted 21,000 shares of nonvested stock awards to its outside directors under the Company’s Outside Directors Stock and Incentive Plan. These nonvested stock awards also vest three years from the grant date and contain no vesting requirements other than continued service of the director. The fair market value at the date of grant of these nonvested stock awards was $37.86 and was recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is being amortized on a straight-line basis in the statements of income over the three-year vesting period of the awards.

     Since the exercise price of all options granted under the Company’s incentive plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation is recognized in net income related to stock options. The following table illustrates the effect on net income and earnings per share (in millions, except per share amounts) as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003 (a)	2004	2003	2004
Net income, as reported	$16.2	$19.7	$49.2	$62.3
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	0.3	—	0.8
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2.0)	(2.1)	(6.7)	(6.8)

Pro forma net income	14.2	17.9	42.5	56.3
Interest on convertible notes, net of taxes	—	1.7	5.9	5.5

Diluted pro forma net income	$14.2	$19.6	$48.4	$61.8

Denominator for basic earnings per share — weighted average shares	37.2	37.2	37.5	36.9
Effect of dilutive securities:
Employee stock benefit plans	0.9	0.7	0.8	0.9
Convertible notes	—	4.7	5.3	5.1

Denominator for diluted earnings per share — adjusted weighted average shares	38.1	42.6	43.6	42.9

Earnings per share:
Basic — as reported	$0.43	$0.53	$1.31	$1.69

Basic — pro forma	$0.38	$0.48	$1.13	$1.52

Diluted — as reported	$0.42	$0.50	$1.26	$1.58

Diluted — pro forma	$0.37	$0.46	$1.11	$1.44

(a)	The impact of the 5.3 million potential weighted average shares of common stock, if converted, and the interest expense related to the convertible notes was not included in the computation of the diluted earnings per share because the effect would have been anti-dilutive.

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

     The weighted average estimated value of stock options granted during the third quarter of 2004 was $11.40 ($10.41 for the third quarter of 2003) and for the nine months ended September 30, 2004 was $12.54 ($14.13 for the nine months ended September 30, 2003). These options were granted with an exercise price equal to the market price at the date of grant. These options become exercisable beginning in part from one year after the date of grant to three years after the date of grant and expire 10 years after the grant date. The above table includes the impact of these additional stock options for the period subsequent to their grant. The values were estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Expected life (in years)	3.0	3.0	3.0	3.0
Risk free interest rate	2.64%	2.88%	1.88%	2.20%
Volatility	53%	53%	53%	53%
Forfeiture rate	5.7%	5.7%	5.7%	5.7%

     Additional information with respect to stock benefit plan activity in the Company’s 1998 Long-Term Incentive Plan and Outside Directors Stock and Incentive Plan is as follows:

		Outstanding Options
	Shares		Weighted
	Available for	Number of	Average
	Grant	Shares	Exercise Price
December 31, 2002	3,366,700	4,016,400	$23.81
Stock Option Grants	(1,066,800)	1,066,800	$21.60
Stock Option Exercises	—	(333,000)	$11.20
Stock Option Cancellations	356,800	(356,800)	$27.75

December 31, 2003	2,656,700	4,393,400	$23.91
Increase in Shares Available for Grant (Approved by Stockholders)	2,200,000	—	N/A
Stock Option Grants	(877,800)	877,800	$33.43
Nonvested Stock Grants	(196,000)	—	$33.67
Stock Option Exercises	—	(556,400)	$13.89
Adjustments	(16,200)	—	N/A
Stock Option Cancellations	111,100	(111,100)	$35.24

September 30, 2004	3,877,800	4,603,700	$26.66

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Americans with Disabilities Act Claim

     On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company’s hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act (the “ADA”). The lawsuit, filed in the United States District Court for the Eastern District of Tennessee, seeks injunctive relief requiring facility modification, where necessary, to meet the ADA guidelines, along with attorneys fees and costs. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company is vigorously defending the lawsuit, recognizing the Company’s obligation to correct any deficiencies in order to comply with the ADA. As of September 30, 2004, the plaintiffs have conducted inspections at 22 of the Company’s hospitals. On July 19, 2004, the United States District Court approved the settlement agreements between the parties relating to two of the Company’s facilities. These facilities have completed the litigation process and now will move forward in implementing facility modifications in accordance with the terms of the settlement.

Corporate Integrity Agreement

     In December 2000, the Company entered into a corporate integrity agreement with the Office of Inspector General (“OIG”) and agreed to maintain its compliance program in accordance with the corporate integrity agreement. This agreement has been amended since that time in April and October 2002, December 2003 and March 2004. Complying with the compliance measures and reporting and auditing requirements of the corporate integrity agreement requires additional efforts and costs. Failure to comply with the terms of the corporate integrity agreement could subject the Company to significant monetary penalties.

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

Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company had committed to advance a maximum amount of approximately $26.6 million at September 30, 2004. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $10.7 million and often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven pro rata over a period of 48 months, contingent upon the physician continuing to practice in the respective community.

Capital Expenditure Commitments

     The Company is reconfiguring some of its facilities to accommodate more effectively patient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company had incurred approximately $55.9 million in uncompleted projects as of September 30, 2004, which is included in construction in progress in the Company’s accompanying condensed consolidated balance sheet. At September 30, 2004, the Company had projects under construction with an estimated additional cost to complete and equip of approximately $91.0 million.

     Pursuant to the asset purchase agreement for Ville Platte Medical Center, the Company has agreed to make certain capital improvements, the cost of which, together with the initial cash payment, defeasance of certain bonds and liabilities assumed, is not required to exceed $25.0 million. The asset purchase agreement provides that the capital improvements must be committed by December 1, 2004. The initial cash payment and liabilities assumed totaled $15.1 million, which leaves $9.9 million required for capital improvements. The Company had incurred approximately $6.2 million of the required capital improvements as of September 30, 2004.

     Pursuant to the asset purchase agreement for Logan Regional Medical Center, the Company has agreed to expend, regardless of the results of the hospital’s operations, at least $20.0 million in the aggregate for capital expenditures and improvements during the ten-year period following the date of acquisition of December 1, 2002. The Company had incurred approximately $7.6 million of the required capital improvements as of September 30, 2004.

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

     HCA and the Company entered into a tax sharing and indemnification agreement as part of the Company’s 1999 spin-off from HCA. Under the agreement, HCA maintains full control and absolute discretion with regard to any combined or consolidated tax filings for periods prior to the 1999 spin-off from HCA (the “Spin-off”). In addition, the agreement provides that HCA will generally be responsible for all taxes that are allocable to periods prior to the Spin-off and HCA and the Company will each be responsible for their own tax liabilities for periods after the Spin-off. The tax sharing and indemnification agreement does not have an impact on the realization of deferred tax assets or the payment of deferred tax liabilities of the Company, except to the extent that the temporary differences give rise to such deferred tax assets and liabilities after the Spin-off and are adjusted as a result of final tax settlements after the Spin-off. In the event of such adjustments, the tax sharing and indemnification agreement provides for certain payments between HCA and the Company, as appropriate.

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

NOTE 8 — LONG-TERM DEBT

     Long-term debt consists of the following (in millions):

	December 31, 2003	September 30, 2004
Revolving Credit Facility	$20.0	$—
Convertible Notes	250.0	221.0

	$270.0	$221.0

     During the second quarter of 2004, the Company repurchased $29.0 million of its $250.0 million 4½% Convertible Subordinated Notes due 2009 (the “Convertible Notes”) and paid a $0.9 million premium on these repurchases. In connection with these repurchases, the Company expensed $0.6 million of deferred loan costs attributable to the $29.0 million Convertible Note repurchases. The deferred loan cost charge and the $0.9 million premium paid comprise the $1.5 million debt retirement costs in the Company’s accompanying condensed consolidated statements of income for the nine months ended September 30, 2004. The $1.5 million of debt retirement costs had a negative $0.02 per diluted share impact for the nine months ended September 30, 2004.

     The Company borrowed $30.0 million under its $200.0 million, five-year amended and restated credit agreement (“Revolving Credit Facility”) in June 2004 to fund the acquisition of River Parishes Hospital, as described in Note 11, and for general corporate purposes. In the third quarter of 2004, the Company used available cash to repay the $30.0 million of indebtedness outstanding at June 30, 2004 under the Revolving Credit Facility. In February 2004, the Company used available cash to repay the $20.0 million of indebtedness outstanding at December 31, 2003 under the Revolving Credit Facility.

NOTE 9 — PROFESSIONAL AND GENERAL LIABILITY RESERVES

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

     The Company implemented enhanced processes in monitoring claims and managing losses in high risk areas during 2002 and 2003 to attempt to reduce loss levels and appropriately manage risk. During the second quarter of 2004, the Company received revised reserve estimates for professional and general liability claims from its actuaries based upon more current loss experience information. In addition, the Company ceased receiving reserve estimates from one of the three actuaries that had historically been used to calculate loss reserve estimates. This change in the Company’s estimation process reduced its reserve levels and related professional and general liability insurance expense in the third quarter of 2004 and nine months ended September 30, 2004 by $1.4 million and $2.8 million, respectively, on a pretax basis, or $0.02 and $0.04 per diluted share, respectively. The Company continues to derive its estimates for financial reporting purposes by using a mathematical average of the actuarial valuations from its other two actuaries. The results of the updated actuarial valuations from these two actuaries reduced the Company’s reserve estimates for years prior to 2004 by $1.0 million on a pretax basis, or $0.01 per diluted share, which reduced its professional and general liability expense in the second quarter of 2004.

     The reserve for professional and general liability claims was $27.5 million and $29.5 million at December 31, 2003 and September 30, 2004, respectively. The total cost of professional and general liability coverage for continuing operations, including the changes discussed above, for the three months ended September 30, 2003 and 2004 was $1.1 million and $2.1 million, respectively. The total cost of professional and general liability coverage for continuing operations, including the changes discussed above, for the nine months ended September 30, 2003 and 2004 was $7.5 million and $6.5 million, respectively.

NOTE 10 — MEDICARE REIMBURSEMENT

     During the third quarter of 2003, the Company received correspondence from one of its fiscal intermediaries questioning a particular Medicare disproportionate share designation at one of its hospitals. This hospital has had this designation since 2001 and was previously approved for this designation by its fiscal intermediary. The Company and the fiscal intermediary worked together and contacted the Centers for Medicare and Medicaid Services (“CMS”) for resolution of the designation. The Company reduced revenues by $3.0 million and $0.2 million during the third and fourth quarters of 2003, respectively, representing the three-year difference in reimbursement from this change in designation. The Company received notification from CMS late in the first quarter of 2004 reconfirming the original designation. Based upon the favorable resolution of this issue, the Company increased revenues by $3.2 million in the first quarter of 2004.

NOTE 11 — ACQUISITION OF RIVER PARISHES HOSPITAL

     Effective July 1, 2004, the Company acquired the 106-bed River Parishes Hospital in LaPlace, Louisiana from Universal Health Services, Inc. for approximately $24.8 million in cash, including certain working capital and direct transaction costs, which is included in unallocated purchase price on the Company’s accompanying condensed consolidated balance sheet as of September 30, 2004. The Company borrowed from its Revolving Credit Facility and paid the purchase price for this acquisition on June 30, 2004. Revenues for this facility were approximately $36.0 million during 2003, exclusive of physician revenues. The hospital is located approximately 30 miles west of New Orleans, Louisiana and is the only hospital located in St. John the Baptist Parish.

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

Executive Overview

Acquisition of Province Healthcare Company

     We announced on August 16, 2004 that we entered into a definitive agreement to acquire Province Healthcare Company for approximately $1.7 billion in cash, stock and the assumption of debt. The transaction will create a leading hospital company focused on providing healthcare services in non-urban communities, with 51 hospitals, of which 48 are located in markets where the combined company will be the sole hospital in the community. The transaction is expected to close in the first quarter of 2005. Please refer to Note 3 of our condensed consolidated financial statements included elsewhere herein for a discussion of this proposed transaction.

Continuing Operations

     The first nine months of 2004 were encouraging because of our solid operating performance and increased patient volume levels. We continue to be guardedly optimistic regarding our outlook for the remainder of 2004 as a result of the improved reimbursement environment resulting from the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) and patient volumes more consistent with historical trends. During 2004, we are continuing to focus on physician recruiting and retention, investing capital in our hospitals and seeking additional hospital acquisitions that fit our non-urban strategy. As part of that strategy, we acquired the 106-bed River Parishes Hospital in LaPlace, Louisiana effective July 1, 2004, for approximately $24.8 million including certain working capital and direct transaction costs. The following table reflects our summarized operating results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Number of hospitals in continuing operations at end of period	27	29	27	29

Revenues from continuing operations (in millions)	$219.4	$253.7	$646.4	$739.4

Income from continuing operations (in millions)	$16.4	$20.1	$50.5	$63.8

Diluted earnings per share from continuing operations	$0.42	$0.51	$1.29	$1.61

Discontinued Operations

     During the third quarter of 2004, we committed to a divestiture plan of our 56-bed Bartow Memorial Hospital, located in Bartow, Florida. Subsequently, we announced that we entered into an asset exchange agreement with HMA under which we will acquire 76-bed Williamson Memorial Hospital, located in Williamson, West Virginia, and, simultaneously HMA will acquire Bartow. Please refer to Note 4 of our condensed consolidated financial statements included elsewhere herein for a discussion of our discontinued operations of Bartow.

     Certain prior period amounts in this report have been reclassified to conform to the current period’s presentation of financial information. These reclassifications, primarily for discontinued operations as described in Note 4 of our condensed consolidated financial statements included elsewhere herein, have no impact on total assets, liabilities, stockholders’ equity, net income or cash flows. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.

Revenue/Volume Trends

     The key metrics we use internally to evaluate our revenues are equivalent admissions, which equate to volume, and revenues per equivalent admission, which relate to pricing and acuity. We anticipate our patient volumes and related revenues will continue to be impacted by the following factors:

•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues and patient volumes. Continuing to add specialists should help our hospitals increase volumes by offering new services. We recruited 79 admitting physicians during the nine months ended September 30, 2004. Of these 79 physicians recruited, 70 started in the nine months ended September 30, 2004 and 9 are scheduled to start in the fourth quarter of 2004.

•	Medicare Rate Increases. MMA provides a prescription drug benefit for Medicare beneficiaries and also contains numerous provisions that provide incremental funding to hospitals. Hospitals qualify for Medicare disproportionate share hospital (“DSH”) payments when their percentage of low-income patients exceeds 15%. A majority of our hospitals qualify to receive DSH payments. Effective April 1, 2004, MMA raised the cap on the DSH payment adjustment percentage from 5.25% to 12.0% for rural and small urban hospitals and specified that payments to all hospitals are based on the same conversion factor, regardless of geographic location. A majority of our hospitals are benefiting from these provisions.

     The following table lists our DSH payments from Medicare (in millions):

	Medicare DSH Payments
	2003	2004
First Quarter	$2.3	$3.1
Second Quarter	2.6	5.4
Third Quarter	2.7	5.9

	$7.6	$14.4

     Please refer to our 2003 Annual Report on Form 10-K for a discussion of other MMA provisions that affect our reimbursement.

•	Growth in Outpatient Services. A number of procedures once performed only on an inpatient basis have been, and will continue to be, converted to outpatient procedures. This conversion has occurred through continuing advances in pharmaceutical and medical technologies, and as a result of efforts made by payors to control costs. We anticipate that the long-term growth trend in outpatient services will continue. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting. The following table shows net outpatient, inpatient and other revenues as a percentage of our total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Outpatient	51.8%	53.3%	51.5%	51.3%
Inpatient	46.9	45.6	47.4	47.6
Other	1.3	1.1	1.1	1.1

Total	100.0%	100.0%	100.0%	100.0%

Other Trends

•	Increases in Provision for Doubtful Accounts. We continued to experience an increase in our provision for doubtful accounts during the nine months ended September 30, 2004. The increase was the result of a combination of broad economic factors, including an increased number of uninsured patients and health care plan design changes that resulted in increased copayments and deductibles. The provision for doubtful accounts relates primarily to self-pay revenues. The following table reflects our self-pay revenues, net of charity and indigent care write-offs (in millions):

	Self-Pay Revenues
	2003	2004
First Quarter	$17.6	$21.0
Second Quarter	16.6	21.4
Third Quarter	21.4	26.8

	$55.6	$69.2

Our revenues are reduced when we write-off patient accounts identified as charity and indigent care. Our hospitals write-off a portion of a patient’s account upon the determination that the patient qualifies under a hospital’s charity/indigent care policy. The following table reflects our charity and indigent care write-offs (in millions):

	Charity and Indigent Care Write-Offs
	2003	2004
First Quarter	$1.0	$1.9
Second Quarter	1.4	2.4
Third Quarter	1.0	1.7

	$3.4	$6.0

The following table shows our revenue days in accounts receivable, including the discontinued operations of Bartow:

	Revenue Days in Accounts Receivable
	2003	2004
First Quarter	39.8	39.1
Second Quarter	38.7	38.8
Third Quarter	37.7	40.6
Fourth Quarter	39.3	N/A

     The approximate percentages of billed hospital receivables (which is a component of total receivables) is summarized as follows:

	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
Insured receivables	41.1%	41.3%	42.5%	42.7%
Uninsured receivables (including copayments and deductibles)	58.9	58.7	57.5	57.3

Total	100.0%	100.0%	100.0%	100.0%

The approximate percentages of billed hospital receivables in summarized aging categories is as follows:

	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
0 to 60 days	47.5%	51.6%	51.8%	53.3%
61 to 150 days	23.6	17.5	20.4	19.3
Over 150 days	28.9	30.9	27.8	27.4

Total	100.0%	100.0%	100.0%	100.0%

For the next several quarters, we anticipate that our provision for doubtful accounts will be approximately 9% to 10% of revenues. We are implementing a number of operating strategies which should increase our cash collections of self-pay revenues. If the trend of increasing self-pay revenues continues, it could have a material adverse effect on our results of operations and financial position in the future.

•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including the hospitals we own, have encountered difficulty in recruiting and retaining nursing and other clinical personnel. When we are unable to staff our nursing and clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nursing and other clinical personnel. These strategies are working as we have an 8.3% decrease in contract labor costs in the nine months ended September 30, 2004 compared to the same period in 2003. However, we expect that the staffing shortages related to nurses and other clinical personnel will continue in the near term.

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

     Update of Critical Accounting Estimates. Please refer to Note 9 of our condensed consolidated financial statements included elsewhere herein for a discussion of the impact of recent changes in our reserve for professional and general liability claims.

Results of Operations

Operating Results Summary

     The following tables present summaries of results of operations for our continuing operations for the three and nine months ended September 30, 2003 and 2004 (dollars in millions, except for revenues per equivalent admission):

	Three Months Ended September 30,
	2003		2004
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$219.4	100.0%	$253.7	100.0%

Salaries and benefits (a)	87.4	39.9	102.1	40.3
Supplies (b)	28.0	12.8	32.2	12.7
Other operating expenses (c)	38.6	17.5	44.1	17.4
Provision for doubtful accounts	22.4	10.2	24.4	9.6
Depreciation and amortization	10.2	4.7	12.1	4.8
Interest expense, net	3.3	1.5	3.1	1.2
Debt retirement costs	—	—	—	—
ESOP expense	1.8	0.8	2.3	0.9

	191.7	87.4	220.3	86.9

Income from continuing operations before minority interests and income taxes	27.7	12.6	33.4	13.1
Minority interests in earnings of consolidated entities	0.3	0.1	0.1	—

Income from continuing operations before income taxes	27.4	12.5	33.3	13.1
Provision for income taxes	11.0	5.1	13.2	5.2

Income from continuing operations	$16.4	7.5%	$20.1	7.9%

	Three Months Ended September 30,
	2003	2004	% Change
	Amount	Amount	From Prior Year
Continuing Operations (k):
Number of hospitals at end of period	27	29	7.4%
Admissions (d)	20,846	22,480	7.8
Equivalent admissions (e)	42,651	46,331	8.6
Revenues per equivalent admission	$5,145	$5,476	6.4
Outpatient factor (e)	2.05	2.06	0.5
Emergency room visits (f)	104,227	110,369	5.9
Inpatient surgeries (j)	6,212	6,427	3.5
Outpatient surgeries (g), (j)	18,074	19,367	7.2
Total surgeries (j)	24,286	25,794	6.2
Licensed beds at end of period	2,568	2,737	6.6
Weighted average licensed beds	2,568	2,737	6.6
Average daily census	899	976	8.6
Average length of stay (days)	4.0	4.0	—
Outpatient revenues as a percentage of total revenues	51.8%	53.3%	N/M
Medicare case mix index (i)	1.16	1.19	2.6

	Three Months Ended September 30,
	2003	2004	% Change
	Amount	Amount	From Prior Year
Same-Hospital (h):
Revenues	$219.4	$237.5	8.4%
Number of hospitals at end of period	27	27	—
Admissions (d)	20,846	21,395	2.6
Equivalent admissions (e)	42,651	43,453	1.9
Revenues per equivalent admission	$5,145	$5,474	6.4
Outpatient factor (e)	2.05	2.03	(1.0)
Emergency room visits (f)	104,227	101,914	(2.2)
Inpatient surgeries (j)	6,212	6,027	(3.0)
Outpatient surgeries (g), (j)	18,074	17,882	(1.1)
Total surgeries (j)	24,286	23,909	(1.6)
Licensed beds at end of period	2,568	2,556	(0.5)
Weighted average licensed beds	2,568	2,556	(0.5)
Average daily census	899	934	3.9
Average length of stay (days)	4.0	4.0	—
Outpatient revenues as a percentage of total revenues	51.8%	51.0%	N/M
Medicare case mix index (i)	1.16	1.19	2.6

	Nine Months Ended September 30,
	2003		2004
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$646.4	100.0%	$739.4	100.0%

Salaries and benefits (a)	262.2	40.6	296.7	40.1
Supplies (b)	83.3	12.9	95.4	12.9
Other operating expenses (c)	116.1	18.0	123.9	16.7
Provision for doubtful accounts	53.3	8.2	64.0	8.7
Depreciation and amortization	31.5	4.8	34.5	4.7
Interest expense, net	9.9	1.5	9.7	1.3
Debt retirement costs	—	—	1.5	0.2
ESOP expense	4.9	0.8	7.1	1.0

	561.2	86.8	632.8	85.6

Income from continuing operations before minority interests and income taxes	85.2	13.2	106.6	14.4
Minority interests in earnings of consolidated entities	0.5	0.1	0.7	0.1

Income from continuing operations before income taxes	84.7	13.1	105.9	14.3
Provision for income taxes	34.2	5.3	42.1	5.7

Income from continuing operations	$50.5	7.8%	$63.8	8.6%

	Nine Months Ended September 30,
	2003	2004	% Change
	Amount	Amount	From Prior Year
Continuing Operations (k):
Number of hospitals at end of period	27	29	7.4%
Admissions (d)	64,973	69,003	6.2
Equivalent admissions (e)	129,101	138,075	7.0
Revenues per equivalent admission	$5,007	$5,355	7.0
Outpatient factor (e)	1.99	2.00	0.5
Emergency room visits (f)	297,479	312,208	5.0
Inpatient surgeries (j)	18,247	19,735	8.2
Outpatient surgeries (g), (j)	53,211	56,375	5.9
Total surgeries (j)	71,458	76,110	6.5
Licensed beds at end of period	2,568	2,737	6.6
Weighted average licensed beds	2,566	2,683	4.6
Average daily census	960	1,021	6.4
Average length of stay (days)	4.0	4.1	2.5
Outpatient revenues as a percentage of total revenues	51.5%	51.3%	N/M
Medicare case mix index (i)	1.17	1.17	—

	Nine Months Ended September 30,
	2003	2004	% Change From
	Amount	Amount	Prior Year
Same-Hospital (h):
Revenues	$646.4	$710.7	10.0%
Number of hospitals at end of period	27	27	—
Admissions (d)	64,973	66,840	2.9
Equivalent admissions (e)	129,101	132,343	2.5
Revenues per equivalent admission	$5,007	$5,370	7.2
Outpatient factor (e)	1.99	1.98	(0.5)
Emergency room visits (f)	297,479	296,659	(0.3)
Inpatient surgeries (j)	18,247	18,967	3.9
Outpatient surgeries (g), (j)	53,211	53,495	0.5
Total surgeries (j)	71,458	72,462	1.4
Licensed beds at end of period	2,568	2,556	(0.5)
Weighted average licensed beds	2,566	2,560	(0.2)
Average daily census	960	993	3.4
Average length of stay (days)	4.0	4.1	2.5
Outpatient revenues as a percentage of total revenues	51.5%	50.3%	N/M
Medicare case mix index (i)	1.17	1.17	—

N/M — Not Meaningful

(a)	Represents our cost of salaries and benefits, including employee health benefits and workers’ compensation insurance, for all hospital and corporate employees and contract labor.

(b)	Includes our hospitals’ costs for pharmaceuticals, blood, surgical instruments and all general supply items, including the cost of freight.

(c)	Consists primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, information systems fees paid to HCA Information Technology and Services, Inc. (“HCA-IT”), marketing and non-income taxes.

(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(e)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue). The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the total number of hospital-based emergency room visits.

(g)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

(h)	Same-hospital information excludes the operations of hospitals that we acquired after January 1, 2003 and Bartow Memorial Hospital, which we are expecting to exchange for another hospital in the fourth quarter of 2004 or the first quarter of 2005. Please refer to Note 4 of our condensed consolidated financial statements included elsewhere herein for a discussion of this potential asset exchange.

(i)	Refers to acuity or severity of illness of an average Medicare patient at our hospitals.

(j)	Inpatient and outpatient surgeries for 2003 and the first quarter of 2004 were restated to reflect appropriate amounts during these periods. This change produced no impact on our historical results of operations.

(k)	Continuing operations information excludes the operations of Bartow Memorial Hospital, which we are expecting to exchange for another hospital in the fourth quarter of 2004 or first quarter of 2005. All historical amounts as of and for the three months and nine months ended September 30, 2003 have been restated to exclude the operations of Bartow Memorial Hospital. Please refer to Note 4 of our condensed consolidated financial statements included elsewhere herein for a discussion of this potential asset exchange.

For the Quarters Ended September 30, 2003 and 2004

Revenues

     Our revenues for the quarter ended September 30, 2004 increased by $34.3 million, or 15.6%, to $253.7 million compared to the quarter ended September 30, 2003. This increase is attributable to:

•	$18.1 million increase in our same-hospital revenues; and

•	$16.2 million in revenues from our 2003 acquisition of Spring View Hospital and 2004 acquisition of River Parishes Hospital.

     Adjustments to estimated reimbursement amounts increased our revenues by $1.6 million for the quarter ended September 30, 2004 compared to $1.8 million for the same period in 2003. Our DSH payments from Medicare for the quarter ended September 30, 2004 were $5.9 million, an increase of $3.2 million over the same period in 2003. This increase is primarily the result of the DSH payment increases under MMA.

     Our same-hospital inpatient revenues for the quarter ended September 30, 2004 increased by $11.0 million, or 10.7%, to $113.9 million compared to the quarter ended September 30, 2003. The primary factors causing this change were increases in musculoskeletal, rehabilitation and digestive-related admissions, which involve higher intensive procedures. The increase in higher intensive procedures is the result of capital spending at our facilities and strong physician recruitment in the past year.

     Our same-hospital outpatient revenues for the quarter ended September 30, 2004 increased by $7.5 million, or 6.7%, to $121.3 million compared to the quarter ended September 30, 2003. This outpatient growth was largely driven by an increase in radiology procedures such as CT-scans and MRIs, as well as cardiac catheterization procedures. This increase was partially offset by a 1.1% decrease in same-hospital outpatient surgeries and a 2.2%

decrease in same-hospital emergency room visits. Outpatient surgeries declined predominately as a result of a new physician-owned surgery center near our Dodge City, Kansas hospital.

     After factoring all of the above, our equivalent admissions increased by 1.9% on a same-hospital basis for the quarter ended September 30, 2004 compared to the same period in 2003. As it relates to pricing and acuity, our same-hospital revenues per equivalent admission for the quarter ended September 30, 2004 increased 6.4%, or $329 per equivalent admission, over the same period in 2003, reflecting positive reimbursement trends and higher intensive procedures as discussed above.

     The table below shows the sources of our revenues for the quarters ended September 30, expressed as percentages of total revenues:

	Continuing Operations		Same-hospital
	2003	2004	2003	2004
Medicare	35.2%	35.5%	35.2%	35.0%
Medicaid	10.6	11.6	10.6	11.8
HMOs, PPOs and other private insurers	40.2	39.2	40.2	39.4
Self Pay	9.8	10.6	9.8	10.1
Other	4.2	4.1	4.2	3.7

Total	100.0%	100.0%	100.0%	100.0%

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

Expenses

     Salaries and benefits increased as a percentage of revenues to 40.3% for the quarter ended September 30, 2004 from 39.9% for the quarter ended September 30, 2003, primarily as a result of our two recently acquired hospitals, River Parishes Hospital and Spring View Hospital, which had higher salaries and benefits as a percentage of revenues than our average. Salaries and benefits as a percentage of revenues was 47.5% at our two recently acquired hospitals, on a combined basis. Man-hours per equivalent admission increased 1.2% for the quarter ended September 30, 2004 over the same period last year. We had a 6.4% increase in salaries and benefits per man-hour in the quarter ended September 30, 2004 compared to the same period in 2003. However, our contract labor costs decreased by 9.7% to $2.6 million in the quarter ended September 30, 2004 compared to $2.9 million in the quarter ended September 30, 2003. Appropriate staffing and minimizing the use of contract labor will continue to be a significant initiative for us.

     Supply costs as a percentage of revenues decreased to 12.7% in the quarter ended September 30, 2004 from 12.8% for the quarter ended September 30, 2003, on a consolidated basis. On a consolidated and same-hospital basis, our cost of supplies per equivalent admission increased 5.8% and 5.3%, respectively, in the quarter ended September 30, 2004 as a result of rising supply costs compared to the same period in 2003, particularly in the pharmaceutical, cardiac and spine and joint implant areas. This was partially offset because our same-hospital surgeries, which generally incur higher supply costs per equivalent admission, decreased by 1.6% for the quarter ended September 30, 2004 over the same period last year.

     Other operating expenses decreased as a percentage of revenues to 17.4% in the quarter ended September 30, 2004 from 17.5% in the quarter ended September 30, 2003, primarily as a result of the 15.6% increase in our revenues, which grew at a faster rate than our other operating expenses. This is because a portion of our other operating expenses are fixed and not volume driven. Our professional and general liability insurance expense was $2.1 million during the quarter ended September 30, 2004 compared to $1.1 million in the quarter ended September 30, 2003, as discussed further in Note 9 of our condensed consolidated financial statements included elsewhere herein. In addition, our physician recruiting costs increased from $3.9 million in the quarter ended September 30, 2003 to $4.6 million in the quarter ended September 30, 2004 as a result of our increased number of recruited physicians. Our HCA information technology services expenses for the quarter ended September 30, 2004 was $3.7 million compared to $3.0 million for the same period in 2003 as a result of an increased number of hospitals.

     Provision for doubtful accounts decreased as a percentage of revenues to 9.6% in the quarter ended September 30, 2004 from 10.2% in the quarter ended September 30, 2003. The provision for doubtful accounts related primarily to self-pay amounts due from patients. Our self-pay revenues, net of charity and indigent care write-offs, increased by 25.2% from $21.4 million for the quarter ended September 30, 2003 to $26.8 million for the quarter ended September 30, 2004. The factors influencing this increase are primarily a combination of broad economic factors, including the increased number of uninsured patients and health care plan design changes that resulted in increased copayments and deductibles. On a same-hospital basis, the provision for doubtful accounts decreased as a percentage of revenues to 9.4% in the quarter ended September 30, 2004 from 10.2% in the quarter ended September 30, 2003.

     Depreciation and amortization expense increased to $12.1 million in the quarter ended September 30, 2004 from $10.2 million in the quarter ended September 30, 2003, primarily as a result of our acquisitions and depreciation associated with recently completed capital improvements at our facilities.

     The provision for income taxes increased to $13.2 million in the quarter ended September 30, 2004 from $11.0 million in the quarter ended September 30, 2003. The income tax provisions reflected an effective income tax rate of 39.7% for the quarter ended September 30, 2004 compared to 40.2% for the quarter ended September 30, 2003. The effective tax rate decreased primarily as a result of the decrease in nondeductible ESOP expense as a percentage of income from continuing operations before taxes.

For the Nine Months Ended September 30, 2003 and 2004

Revenues

     Our revenues for the nine months ended September 30, 2004 increased by $93.0 million, or 14.4%, to $739.4 million compared to the nine months ended September 30, 2003. This increase is attributable to:

•	$64.3 million increase in our same-hospital revenues; and

•	$28.7 million in revenues from our 2003 acquisition of Spring View Hospital and 2004 acquisition of River Parishes Hospital.

     Adjustments to estimated reimbursement amounts increased our revenues by $3.9 million for the nine months ended September 30, 2004 compared to $6.1 million for the same period in 2003. In addition, as discussed in Note 10 to our condensed consolidated financial statements, we recognized $3.2 million in additional revenues for the quarter ended March 31, 2004 following the confirmation by CMS of a Medicare DSH designation at one of our hospitals. Our DSH payments from Medicare for the nine months ended September 30, 2004 were $14.4 million, an increase of $6.8 million over the same period in 2003. This increase is primarily the result of the DSH payment increases under MMA.

     Our same-hospital inpatient revenues for the nine months ended September 30, 2004 increased by $39.1 million, or 12.8%, to $345.3 million compared to the nine months ended September 30, 2003. The primary factors causing this change were increases in admissions and inpatient surgeries, which involve higher intensive procedures. The increase in higher intensive procedures is the result of capital spending at our facilities and strong physician recruitment in the past year.

     Our same-hospital outpatient revenues for the nine months ended September 30, 2004 increased by $24.7 million, or 7.4%, to $357.4 million compared to the nine months ended September 30, 2003. This outpatient growth was largely driven by a 0.5% increase in same-hospital outpatient surgeries and an increase in radiology procedures such as CT-scans and MRIs, as well as cardiac catheterization procedures. In addition, the $24.7 million increase in revenues includes $3.2 million from the Medicare DSH designation described in Note 10 to our condensed consolidated financial statements.

     After factoring all of the above, our equivalent admissions increased by 2.5% on a same-hospital basis for the nine months ended September 30, 2004 compared to the same period in 2003. As it relates to pricing and acuity, our same-hospital revenues per equivalent admission for the nine months ended September 30, 2004 increased 7.2%, or $363 per equivalent admission, over the same period in 2003 reflecting positive reimbursement trends and higher intensive procedures as discussed above.

     The table below shows the sources of our revenues for the nine months ended September 30, expressed as percentages of total revenues:

	Continuing Operations		Same-hospital
	2003	2004	2003	2004
Medicare	36.6%	37.0%	36.6%	37.3%
Medicaid	10.9	11.1	10.9	11.1
HMOs, PPOs and other private insurers	39.8	38.7	39.8	38.7
Self Pay	8.6	9.4	8.6	9.1
Other	4.1	3.8	4.1	3.8

Total	100.0%	100.0%	100.0%	100.0%

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

Expenses

     Salaries and benefits decreased as a percentage of revenues to 40.1% for the nine months ended September 30, 2004 from 40.6% for the nine months ended September 30, 2003, primarily as a result of improvements in labor productivity and the 14.4% increase in our revenues. Man-hours per equivalent admission decreased 0.2% for the nine months ended September 30, 2004 over the same period last year. However, we had a 6.0% increase in salaries and benefits per man-hour in the nine months ended September 30, 2004 compared to the same period in 2003. Our contract labor costs decreased by 8.3% to $9.5 million in the nine months ended September 30, 2004 compared to $10.3 million in the nine months ended September 30, 2003. Appropriate staffing and minimizing the use of contract labor will continue to be a significant initiative for us.

     Supply costs as a percentage of revenues remained constant at 12.9% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, on both a consolidated and same-hospital basis. On a consolidated and same-hospital basis, our cost of supplies per equivalent admission increased 7.0% and 7.1%, respectively, in the nine months ended September 30, 2004 as a result of rising supply costs compared to the same period in 2003, particularly in the pharmaceutical, cardiac and spine and joint implant areas. In addition, our same-hospital surgeries, which generally incur higher supply costs per equivalent admission, increased by 1.4% for the nine months ended September 30, 2004 over the same period last year.

     Other operating expenses decreased as a percentage of revenues to 16.7% in the nine months ended September 30, 2004 from 18.0% in the nine months ended September 30, 2003, primarily as a result of the 14.4% increase in our revenues and a $1.0 million decrease in our professional and general liability insurance expense. A portion of our other operating expenses are fixed and not volume driven. Our professional and general liability insurance expense was $6.5 million during the nine months ended September 30, 2004 compared to $7.5 million in the nine months ended September 30, 2003. This decrease relates to favorable loss experience as reflected in our external actuarial reports and a change in actuaries to estimate projected losses under the self-insured portion of our insurance program, as further discussed in Note 9 of our condensed consolidated financial statements included elsewhere herein. However, our physician recruiting costs increased from $8.6 million in the nine months ended September 30, 2003 to $10.2 million in the nine months ended September 30, 2004 as a result of our increased number of recruited physicians. Our HCA information technology services expenses for the nine months ended September 30, 2004 was $11.4 million compared to $10.2 million for the same period in 2003 as a result of an increased number of hospitals and information system conversion fees.

     Provision for doubtful accounts increased as a percentage of revenues to 8.7% in the nine months ended September 30, 2004 from 8.2% in the nine months ended September 30, 2003. The provision for doubtful accounts related primarily to self-pay amounts due from patients. Our self-pay revenues, net of charity and indigent care write-offs, increased by 24.5% from $55.6 million for the nine months ended September 30, 2003 to $69.2 million for the nine months ended September 30, 2004. The factors influencing this increase are primarily a combination of broad economic factors, including the increased number of uninsured patients and plan design changes increasing copayments and deductibles. On a same-hospital basis, the provision for doubtful accounts increased as a percentage of revenues to 8.5% in the nine months ended September 30, 2004 from 8.2% in the nine months ended September 30, 2003.

     Depreciation and amortization expense increased to $34.5 million in the nine months ended September 30, 2004 from $31.5 million in the nine months ended September 30, 2003, primarily as a result of our acquisitions and depreciation associated with recently completed capital improvements at our facilities.

     The provision for income taxes increased to $42.1 million in the nine months ended September 30, 2004 from $34.2 million in the nine months ended September 30, 2003. The income tax provisions reflected an effective income tax rate of 39.8% for the nine months ended September 30, 2004 compared to 40.4% for the nine months ended September 30, 2003. The effective tax rate decreased primarily as a result of changes related to state net operating losses.

Liquidity and Capital Resources

Liquidity

     Our primary sources of liquidity are cash flows provided by our operations and our Revolving Credit Facility. Our liquidity for the nine months ended September 30, 2003 and 2004 was derived primarily from net cash provided by operating activities.

     Cash flows from continuing operations for the nine months ended September 30 were as follows (in millions):

Source (use) of cash flow	2003	2004
Operating activities	$92.0	$114.7
Investing activities	(67.7)	(85.3)
Financing activities	(25.6)	(41.6)

Net change in cash and cash equivalents from continuing operations	$(1.3)	$(12.2)

Interest payments	$6.6	$7.1

Income taxes paid	$34.8	$36.6

Working capital, excluding assets held for sale, as of September 30	$75.4	$91.2

Operating activities

     The $22.7 million increase in cash flows provided by operating activities in the nine months ended September 30, 2004 as compared to the same period in 2003 is primarily a result of:

•	increased income from continuing operations of $13.3 million in the nine months ended September 30, 2004 as compared to the same period in 2003; and

•	improved cash flows from operations related to changes in working capital of $7.7 million in the first nine months of 2004 as compared to the same period in 2003. Our revenue days in patient accounts receivable were 40.6 days at September 30, 2004 compared to 39.3 days at December 31, 2003 due to an increase in our 0-60 day accounts receivable aging bucket at River Parishes Hospital, which we acquired effective July 1, 2004 and we did not acquire accounts receivable. However, we paid $1.8 million more in income taxes during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 as a result of an increase in our net income.

Investing activities

     Cash used in investing activities for the nine months ended September 30, 2004 consisted primarily of capital improvement costs of $56.7 million, the purchase price and direct transaction costs of River Parishes Hospital of $24.8 million, the direct transaction costs and working capital settlement of Spring View Hospital of $0.5 million, the direct transaction costs related to the Province acquisition of $1.0 million, and $1.5 million related to our purchase of a surgery center in Sulligent, Alabama. Our routine capital expenditures decreased from $17.3 million in the nine months ended September 30, 2003 to $14.5 million in the nine months ended September 30, 2004 as a result of a higher number of routine projects during the nine months ended September 30, 2003. Cash used in investing activities for the nine months ended September 30, 2003 primarily consisted of capital improvement costs of $52.4 million and the initial purchase price of Spring View Hospital of $15.7 million.

Financing activities

     Cash used in financing activities for the nine months ended September 30, 2004 consisted primarily of $29.9 million used to repurchase our Convertible Notes during the second quarter of 2004, including $0.9 million in cash premium costs, and $50.0 million repayments under our Revolving Credit Facility during the nine months ended September 30, 2004. These activities were partially offset by $30.0 million borrowed under our Revolving Credit Facility and $7.7 million in proceeds from stock option exercises and purchases of shares under our employee stock purchase plans. We used approximately $24.5 million of the $30.0 million Revolving Credit Facility borrowing to acquire River Parishes Hospital on June 30, 2004. Cash used in financing activities for the nine months ended September 30, 2003 primarily consisted of $28.0 million used to repurchase our common stock, offset by proceeds from stock option exercises and purchases of shares under our employee stock purchase plans.

Capital Resources

Revolving Credit Facility

     Our Revolving Credit Facility, which expires in June 2006, provides for borrowings up to $200.0 million in the aggregate, is guaranteed by substantially all of our current and future subsidiaries and is secured by substantially all of our assets. The Revolving Credit Facility requires that we comply with certain financial covenants, including:

	Requirement	Level at September 30, 2004
Maximum permitted consolidated leverage ratio	<3.50 to 1.00	1.14 to 1.00
Maximum permitted consolidated senior leverage ratio	<2.50 to 1.00	0.08 to 1.00
Minimum permitted consolidated interest coverage ratio	>3.50 to 1.00	14.30 to 1.00
Minimum permitted consolidated net worth	>$301.2 million	$477.7 million
Maximum capital expenditures — last twelve months	<$150.2 million	$72.9 million

     The Revolving Credit Facility also contains various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends. We were in compliance with these covenants as of September 30, 2004. During the second quarter of 2004, we entered into an amendment under the Revolving Credit Facility that allows us to repurchase up to $150.0 million of our Convertible Notes. As of September 30, 2004, we had no outstanding indebtedness under our Revolving Credit Facility and letters of credit in the aggregate amount of $16.4 million outstanding, leaving $183.6 million available under our Revolving Credit Facility. We repaid the $20.0 million of indebtedness outstanding at December 31, 2003 under our Revolving Credit Facility in February 2004 with our available cash. In addition, we repaid the $30.0 million of indebtedness outstanding at June 30, 2004 under our Revolving Credit Facility in the third quarter of 2004 with our available cash. We intend to replace the Revolving Credit Facility with a new debt arrangement as part of the Province acquisition.

     The applicable interest rate under the Revolving Credit Facility is based on a rate, at our option, equal to either (i) LIBOR plus a margin ranging from 1.25% to 2.25% or (ii) prime plus a margin ranging from 0% to 0.5%, both depending on our consolidated total debt to consolidated EBITDA ratio, as defined, for the most recent four quarters.

     Our Revolving Credit Facility does not contain provisions that would accelerate the maturity date of our debt upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to renew our existing credit facility or obtain access to new credit facilities or other capital sources in the future and could increase the cost of such facilities and other capital sources. Our credit ratings as of September 30, 2004 are as follows:

	Standard & Poor’s	Moody’s
Corporate Credit Rating/Senior Implied Senior Secured Bank Credit Facility	BB BB+	Ba3 Ba2
Senior Unsecured/Issuer	—	B2
Subordinated	—	B3
Outlook	Watch, Negative	Positive

     Standard & Poor’s placed our ratings on credit watch with negative implications on August 16, 2004, after we announced our agreement to acquire Province.

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

Convertible Notes

     On May 22, 2002, we sold 4½% Convertible Subordinated Notes due 2009 in the aggregate principal amount of $250 million (the “Convertible Notes”). The net proceeds of approximately $242.5 million were used for acquisitions, capital improvements at our existing facilities, repurchase of our 10¾% Senior Subordinated Notes, working capital and general corporate purposes. The Convertible Notes bear interest at the rate of 4½% per year, payable semi-annually on June 1 and December 1. The Convertible Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $47.36 per share. The conversion price is subject to adjustment in certain circumstances. We may redeem all or a portion of the Convertible Notes on or after June 3, 2005, at the then current redemption prices, plus accrued and unpaid interest. Holders of the Convertible Notes may require us to repurchase all of the holder’s Convertible Notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The Convertible Notes are unsecured and subordinated to our existing and future senior indebtedness and senior subordinated indebtedness. The Convertible Notes rank junior to our other liabilities. The indenture governing the Convertible Notes does not contain any financial covenants.

     We repurchased $29.0 million of our $250.0 million Convertible Notes during the second quarter of 2004 and paid a premium of $0.9 million on these repurchases. These repurchases reduced the number of shares of common stock that were reserved for issuance upon conversion of the Convertible Notes from 5,278,825 shares to 4,666,481 shares.

Liquidity and Capital Resources Outlook

     We have received a commitment from Citigroup to finance the cash consideration for the acquisition of Province, to refinance Province’s existing debt and to provide for the ongoing working capital and general corporate needs of New LifePoint. The commitment provides for up to $1.325 billion in term loans and up to $400 million in revolving loans on customary terms and conditions.

     We expect the level of capital expenditures in 2004 to be approximately $83.0 million, of which $56.7 million has been spent in the nine months ended September 30, 2004. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At September 30, 2004, we had projects under construction with an estimated additional cost to complete and equip of approximately $91.0 million. We anticipate that these projects will be completed over the next three years. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our Revolving Credit Facility and, after the Province acquisition, through the committed funds from Citigroup, as described above.

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

     We have never declared or paid dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any dividends on our common stock. Our Board of Directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our Revolving Credit Facility imposes restrictions on our ability to pay dividends. We repurchased approximately 2.1 million shares of our common stock for an aggregate price of approximately $45.7 million during 2003. Please refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds elsewhere in this report for a discussion of our share repurchase program.

     We believe that cash flows from operations, amounts available under our Revolving Credit Facility, amounts committed from Citigroup, and our anticipated access to capital markets are sufficient to meet expected liquidity needs, planned capital expenditures, the acquisition of Province, potential other acquisitions and other expected operating needs over the next three years.

Contractual Obligations

     During the nine months ended September 30, 2004, there were no material changes in our contractual obligations presented in our 2003 Annual Report on Form 10-K except for our obligation under our contract with HCA related to the purchase of information technology services, which was recently extended through December 31, 2009. The following is an update of our contractual obligation to HCA, reflecting our amended agreement, which was signed during the second quarter of 2004 (in millions):

	Payments Due by Period
Purchase Obligation	Total	10/04-12/04	2005-2007	2008-2009	After 2009
HCA-IT services	$69.6	$3.1	$39.1	$27.4	$—

Off-Balance Sheet Arrangements

     We had standby letters of credit outstanding of approximately $16.4 million as of September 30, 2004. Of this amount, $16.3 million was related to the self-insured retention levels of our professional and general liability insurance programs as security for the payment of claims and $0.1 million was related to obligations to certain utility companies.

Impact of Recently Issued Accounting Pronouncements

     Please refer to Note 5 of our condensed consolidated financial statements included in this report for a discussion of the impact of recently issued accounting pronouncements.

Contingencies

     Please refer to Note 7 of our condensed consolidated financial statements included in this report for a discussion of our material financial contingencies, including:

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

Factors That May Affect Future Results

     We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

•	projections of our revenues, net income, earnings per share, capital expenditures or other financial items;

•	descriptions of plans or objectives of our management for future operations or services, including pending acquisitions;

•	forecasts of our future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:

•	completion of the Province acquisition;

•	future financial performance;

•	future liquidity;

•	industry trends;

•	patient volumes and related revenues;

•	recruiting and retention of clinical personnel;

•	future capital expenditures;

•	the impact of new accounting standards; and

•	physician recruiting.

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

Risk Factors

Our proposed acquisition of Province, announced on August 16, 2004, exposes us to a number of significant risks.

     There are a number of significant risks associated with our acquisition of Province as more fully described in our joint proxy statement / prospectus on Form S-4, as filed with the SEC on October 25, 2004, including:

•	the risk that required approvals will not be obtained or conditions to closing will not be satisfied in a timely manner or at all;

•	the risks associated with the opinions of counsel of LifePoint and Province and the possible changes in the structure of the transaction;

•	the uncertainty related to the number of shares of common stock to be issued in the transaction;

•	the risk of decreases in the market price of our common stock if the transaction is delayed or not completed or, if the transaction is completed, as a result of the issuance of shares in the acquisition and the sale of additional shares of stock that may become eligible for sale in the public market from time to time upon exercise of options or other rights;

•	risks associated with the early vesting of stock options, restricted shares and purchased restricted shares held by our directors and executive officers;

•	risks associated with our ability to successfully integrate the operations and businesses of Province, and the related diversion of management resources necessary to complete the transaction and integrate the businesses;

•	risks associated with our ability to realize the full projected cost savings and benefits from the transaction;

•	the possibility of loss of key personnel as a result of the transaction and the risk that the resulting company will be unable to attract qualified individuals in the future;

•	the significance of the expenses to be incurred related to the acquisition;

•	risks associated with the increased level of indebtedness to pay the cash portion of the acquisition and to refinance certain indebtedness and risks associated with our ability to finance operations, pursue desirable opportunities or successfully run our business in the future; and

•	other risks as more fully described in our joint proxy statement / prospectus on Form S-4 filed with the SEC on October 25, 2004.

We may have difficulty acquiring hospitals on favorable terms and, because of regulatory scrutiny, acquiring nonprofit entities.

     One element of our business strategy is expansion through the acquisition of acute care hospitals in growing, non-urban markets. We face significant competition to acquire other attractive, non-urban hospitals, and we may not find suitable acquisitions on favorable terms. We may also may incur or assume additional indebtedness as a result of the consummation of acquisitions following consummation of the proposed transaction. Our failure to acquire non-urban hospitals consistent with our growth plans could prevent us from increasing revenues.

     The cost of our acquisitions could result in a dilutive effect on our results of operations depending on various factors, including the amount paid for the acquisition, the acquired hospital’s results of operations, allocation of tangible and intangible assets, effects of subsequent legislation changes and limitations on rate increases.

     In recent years, the legislatures and attorneys general of several states have become more interested in sales of hospitals by not-for-profit entities. This heightened scrutiny may increase the cost and difficulty, or prevent the completion, of transactions with not-for-profit organizations in the future.

We may encounter numerous business risks in acquiring additional hospitals, and may have difficulty operating and integrating those hospitals.

     We may be unable to timely and effectively integrate hospitals that we acquire with our ongoing operations. We may experience delays in implementing operating procedures and systems in newly acquired hospitals. Integrating a new hospital could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract its management and other key personnel. In addition, acquisition activity requires transitions from, and the integration of, operations and, usually, information systems that are used by our acquired hospitals, and we will rely heavily on HCA for information systems integration as part of a contractual arrangement for information technology services. We may not be successful in causing HCA to convert newly acquired hospitals’ information systems in a timely manner.

     We also may acquire businesses with unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. We have policies to conform the practices of acquired facilities to our standards and to applicable law, and generally will seek indemnification from prospective sellers covering these matters. We may, however, incur material liabilities for past activities of acquired businesses, including those of Province. Although we have historically obtained, and will likely obtain, contractual indemnification from sellers covering these matters, this indemnification may be insufficient to cover material claims or liabilities for past activities of acquired hospitals.

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

If we fail to effectively recruit and retain physicians, nurses and medical technicians, our ability to deliver healthcare services efficiently will be adversely affected.

     Physicians generally direct the majority of hospital admissions and services. Our success, in part, will depend on the number and quality of physicians on our hospitals’ medical staffs, the admissions practices of these physicians and the maintenance of good relations with these physicians. Only a limited number of physicians practice in the non-urban communities where our hospitals are located. The primary method employed by us to add or expand medical services will be the recruitment of new physicians into our communities.

     The success of our recruiting efforts will depend on several factors. In general, there is a shortage of specialty care physicians. We will face intense competition in the recruitment of specialists because of the difficulty in convincing these individuals as to the benefits of practicing in non-urban communities. Physicians are concerned with the patient volume in non-urban hospitals and whether or not this volume will allow them to generate income comparable to that which they would generate in an urban setting. If the growth rate slows in the non-urban communities where our hospitals operate, then we could experience difficulty attracting physicians to practice in our communities.

     There is generally a shortage of nurses and certain medical technicians in the healthcare field. Our hospitals may be forced to hire expensive contract personnel if they are unable to recruit and retain full-time employees. The shortage of nurses and medical technicians may affect the ability of our hospitals to deliver healthcare services efficiently.

Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies reduce our reimbursements.

     In 2003, we derived 46.4% of our revenues from continuing operations, from the Medicare and Medicaid programs. In recent years, federal and state governments have made significant changes in the Medicare and Medicaid programs. A number of states have incurred budget deficits and adopted legislation designed to reduce their Medicaid expenditures and to reduce Medicaid enrollees.

     Employers have also passed more costs on to employees to reduce the employers’ health insurance expenses. This trend has caused the self-pay/deductible component of healthcare services to become more common. This payor shifting increases collection costs and reduces overall collections.

     During the past several years, major purchasers of healthcare, such as federal and state governments, insurance companies and employers, have undertaken initiatives to revise payment methodologies and monitor healthcare costs. As part of their efforts to contain healthcare costs, purchasers increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements, often in exchange for exclusive or preferred participation in their benefit plans. We expect efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors to continue, thereby reducing the payments that we will receive for our services.

     In addition, we anticipate that organizations offering prepaid and discounted medical services packages may represent an increasing portion of our patient admissions. An increasing number of managed care organizations have experienced financial difficulties in recent years, in some cases resulting in bankruptcy or insolvency. In some instances, organizations which currently have provider agreements with certain of our hospitals have become insolvent, and the hospitals have been unable to collect the full amounts due from these organizations. Other managed care organizations with whom we do business may encounter similar difficulties in paying claims in the future. We believe that reductions in the payments that we receive for our services, coupled with the increased percentage of patient admissions from organizations offering prepaid and discounted medical services and difficulty in collecting receivables from managed care organizations, could reduce our overall revenue and profitability.

Our revenue is heavily concentrated in Kentucky and Tennessee, which makes us particularly sensitive to regulatory and economic changes in those states.

     Our revenue is particularly sensitive to regulatory and economic changes in Kentucky and Tennessee. As of September 30, 2004, we operated 30 hospitals with eight located in the commonwealth of Kentucky and seven located in the state of Tennessee. We generated 34.2% and 35.0% of our revenues from continuing operations from our Kentucky hospitals (including 3.5% and 4.2% from state-sponsored Medicaid programs) and 20.8% and 19.6% from our Tennessee hospitals (including 2.9% and 2.7% from the state-sponsored TennCare program) for the nine months ended September 30, 2003 and 2004, respectively. Certain managed care organizations that participate in the Medicaid programs of Tennessee and Kentucky have been placed in receivership or encountered other financial difficulties. Other managed care organizations in the states in which we derive significant revenue may encounter similar difficulties in paying claims in the future. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in Kentucky and Tennessee could have a material adverse effect on our business, financial condition, results of operations and/or prospects.

Other hospitals provide similar services, which may raise the level of competition faced by our hospitals.

     Competition among hospitals and other healthcare providers for patients has intensified in recent years, and we will compete with other hospitals, including larger tertiary care centers. Although the hospitals which will compete with us may be a significant distance away from our facility, patients in these markets may migrate to, may be referred by local physicians to, or may be lured by incentives from managed care plans to travel to these hospitals. Furthermore, some of the hospitals which compete with us may use equipment and services more specialized than those available at our competing hospital. Also, some of the hospitals that will compete with us will be owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals will be able to make capital expenditures without paying sales, property and income taxes.

     We will also face competition from other specialized care providers, including outpatient surgery, oncology, physical therapy and diagnostic centers (in which physicians may have an ownership interest), as well as competing services rendered in physician offices. Where necessary to prevent this type of competition, some of our hospitals may develop specialized outpatient facilities. However, to the extent that other providers are successful in developing specialized outpatient facilities, our market share for these specialized services will likely decrease in the future. Moreover, many of our current hospitals attempt to attract patients from surrounding counties and communities, including communities in which a competing facility exists. However, if our competitors are able to finance capital improvements and expand services at their facilities, we may be unable to attract patients away from these facilities in the future.

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

     In public statements, governmental authorities have taken positions on issues for which little official interpretation was previously available. Some of these positions appear to be inconsistent with common practices within the industry but have not previously been challenged. Moreover, some government investigations that have in the past been conducted under the civil provisions of federal law are now being conducted as criminal investigations under the Medicare fraud and abuse laws.

     The laws and regulations with which we must comply are complex and subject to change. In the future, different interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

     Finally, we are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Our current healthcare operations generate and will generate medical waste, such as pharmaceuticals, biological materials and disposable medical instruments, that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations also will be subject to various other environmental laws, rules and regulations. Environmental regulations also may apply when we renovate or refurbish hospitals, particularly older facilities.

We may be subjected to actions brought by the government under anti-fraud and abuse provisions, or by individuals on the government’s behalf under the False Claims Act’s “qui tam” or whistleblower provisions.

     Medicare and Medicaid anti-fraud and abuse provisions, known as the “anti-kickback statute,” prohibit some business practices and relationships related to items or services reimbursable under Medicare, Medicaid and other federal healthcare programs. For instance, the anti-kickback statute prohibits healthcare service providers from paying or receiving remuneration to induce or arrange for the referral of patients or items or services covered by a federal or state healthcare program. If regulatory authorities determine that any of our hospitals’ arrangements violate the anti-kickback statute, we could be subject to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and/or exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could impair our ability to operate one or more of our hospitals profitably.

     Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Defendants found to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each separate false claim.

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

We may be subject to liabilities because of malpractice and related legal claims brought against our hospitals. If we become subject to these claims, we could be required to pay significant damages, which may not be covered by insurance.

     We will be subject to medical malpractice lawsuits, product liability lawsuits and other legal actions arising out of the operations of its owned and leased hospitals. These actions may involve large claims and significant defense costs. To mitigate a portion of this risk, we maintain professional malpractice liability and general liability insurance coverage for these claims in amounts that we believe are appropriate for our operations. However, some of these claims could exceed the scope of the coverage in effect, or coverage of particular claims could be denied. It is possible that successful claims against us that are within the self-insured retention level amounts, when considered in the aggregate, could have an adverse effect on our results of operations, cash flows, financial condition or liquidity. Furthermore, insurance coverage in the future may not continue to be available at a cost allowing us to maintain adequate levels of insurance with acceptable self-insured retention level amounts. In addition, physicians using our hospitals may be unable to obtain insurance on acceptable terms.

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

     Our business will depend significantly on effective information systems to process clinical and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology. We rely, and will continue to rely, heavily on HCA for information systems. Under a contract with a term that will expire on December 31, 2009, HCA provides us with financial, clinical, patient accounting and network information services. If our access to these systems is limited in the future, or if HCA develops systems more appropriate for the urban healthcare market and not suited for our hospitals, our operations could suffer.

     In addition, as new information systems are developed in the future, we will need to integrate them into its existing systems. Evolving industry and regulatory standards, such as the Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” may require changes to our information systems in the future. We may not be able to integrate new systems or changes required to its existing systems or systems of acquired hospitals in the future effectively or on a cost-efficient basis. Please refer to Part I, Item 1. Business – Government Regulation in our 2003 Annual Report on Form 10-K for a discussion of HIPAA.

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

     In December 2000, we entered into a five-year corporate integrity agreement with the OIG. Under the corporate integrity agreement, we have an affirmative obligation to report violations of applicable laws and regulations. This obligation could result in greater scrutiny of us by regulatory authorities. Complying with our corporate integrity agreement requires additional efforts and costs. Our failure to comply with the terms of the corporate integrity agreement could subject us to significant monetary penalties.

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

     We have never paid a cash dividend and we do not currently anticipate paying any cash dividends. Our present credit facilities, and our proposed credit facility with Citigroup, restrict the payment of cash dividends. If we incur any future indebtedness to refinance our existing indebtedness or to fund our future growth, our ability to pay dividends may be further restricted by the terms of this indebtedness. Our board of directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends.

Our revenues and volume trends may be adversely affected by certain factors relevant to the markets in which we have hospitals.

     Our revenues and volume trends will be predicated on many factors, including physicians’ clinical decisions on patients, physicians’ availability, payor programs shifting to a more outpatient-based environment, whether or not certain services are offered, seasonal weather conditions, the intensity of yearly flu epidemics, and the judgment of the U.S. Centers for Disease Control on the strains of flu that may circulate in the United States. Any of these factors could have a material adverse effect on our revenues and volume trends, and many of these factors will not be within the control of our management.

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

     At September 30, 2004, our consolidated long-term debt was approximately $221.0 million. We also may draw on a revolving credit commitment of up to $200 million under our Revolving Credit Facility, of which $183.6 million was available as of September 30, 2004. In addition, we have the ability to incur additional debt, subject to limitations imposed by our Revolving Credit Facility. Our leverage and debt service requirements could have important consequences to our stockholders, including the following:

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

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, including:

•	the proposed transaction with Province;

•	quarterly variations in operating results;

•	changes in financial estimates and recommendations by securities analysts;

•	changes in government regulations as it relates to reimbursement and operational policies and procedures;

•	the operating and stock price performance of other companies that investors may deem comparable; and

•	news reports relating to trends in our markets.

     Broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     During the nine months ended September 30, 2004, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our 2003 Annual Report on Form 10-K.

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

PART II-OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The following table sets forth information regarding repurchases of the Company’s common stock during the three months ended September 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
				Value of Shares
			Total Number	That May Yet Be
			Of Shares Purchased as	Purchased Under the
	Total Number		Part of Publicly	Plans or
	Of Shares	Average Price Paid	Announced Plans or	Programs (2)
Period	Purchased (1)	Per Share	Programs	(in millions)
July 1, 2004 - July 31, 2004	1,413	$36.88	—	$54.3
August 1, 2004 - August 31, 2004	—	—	—	54.3
September 1, 2004 - September 30, 2004	—	—	—	54.3

Total	1,413	$36.88	—	$54.3

(1)	This relates to shares redeemed from employees upon vesting of restricted stock for tax withholding purposes under the Company’s Management Stock Purchase Plan. During January 2004, the Company redeemed 2,347 shares from employees upon vesting of restricted stock at an average price of $29.45 per share for tax withholding purposes under the Company’s Management Stock Purchase Plan.

(2)	In April 2003, our Board of Directors authorized the repurchase of up to $100 million of our outstanding shares of common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors, to enable us to take advantage of opportunistic market conditions. Our stock repurchase program was publicly announced on April 28, 2003 and expires on October 28, 2004. As of December 31, 2003, we repurchased 2,062,400 shares for an aggregate of approximately $45.7 million. Currently, we have not purchased in 2004 any shares of common stock under the share repurchase program. We do not plan on purchasing any more shares of our common stock prior to the expiration of our stock purchase program.

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of August 15, 2004, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp., and Province Healthcare Company (a)

3.1	Certificate of Incorporation (b)

3.2	Bylaws (b)

3.3	First Amendment to the Bylaws (c)

4.1	Form of Specimen Stock Certificate (d)

4.2	Rights Agreement dated as of May 11, 1999 between LifePoint Hospitals, Inc. and National City Bank as Rights Agent (b)

4.3	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4½% Convertible Subordinated Notes due 2009 (e)

4.4	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (e)

4.5	Form of 4½% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (e)

10.1	Senior Secured Credit Facilities Commitment Letter, dated as of August 15, 2004, from Citigroup North America, Inc. and Citigroup Global Markets, Inc. to LifePoint Hospitals, Inc. (a)

10.2	Consulting Agreement, dated as of August 15, 2004, by and between LifePoint Hospitals, Inc. and Martin S. Rash (f)

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from the exhibits to LifePoint Hospitals, Inc.’s Current Report on Form 8-K Filed on August 16, 2004, File No. 000-29818.

(b)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 000-29818.

(c)	Incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-29818.

(d)	Incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File Number 000-29818.

(e)	Incorporated by reference from the exhibits to the LifePoint Hospitals, Inc. Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File Number 333-90536.

(f)	Incorporated by reference from the exhibits to the LifePoint Hospitals, Inc. Registration Statement on Form S-4 under the Securities Act of 1933, as amended, File Number 333-119929-01.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2004	LifePoint Hospitals, Inc.
	By:	/s/ Michael J. Culotta
Michael J. Culotta
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of August 15, 2004, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp., and Province Healthcare Company (a)

3.1	Certificate of Incorporation (b)

3.2	Bylaws (b)

3.3	First Amendment to the Bylaws (c)

4.1	Form of Specimen Stock Certificate (d)

4.2	Rights Agreement dated as of May 11, 1999 between LifePoint Hospitals, Inc. and National City Bank as Rights Agent (b)

4.3	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4½% Convertible Subordinated Notes due 2009 (e)

4.4	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (e)

4.5	Form of 4½% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (e)

10.1	Senior Secured Credit Facilities Commitment Letter, dated as of August 15, 2004, from Citigroup North America, Inc. and Citigroup Global Markets, Inc. to LifePoint Hospitals, Inc. (a)

10.2	Consulting Agreement, dated as of August 15, 2004, by and between LifePoint Hospitals, Inc. and Martin S. Rash (f)

31.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from the exhibits to LifePoint Hospitals, Inc.’s Current Report on Form 8-K Filed on August 16, 2004, File No. 000-29818.

(b)	Incorporated by reference from the LifePoint Hospitals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File Number 000-29818.

(c)	Incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-29818.

(d)	Incorporated by reference from exhibits to the LifePoint Hospitals, Inc. Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File Number 000-29818.

(e)	Incorporated by reference from the exhibits to the LifePoint Hospitals, Inc. Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File Number 333-90536.

(f)	Incorporated by reference from the exhibits to the LifePoint Hospitals, Inc. Registration Statement on Form S-4 under the Securities Act of 1933, as amended, File Number 333-119929-01.