Form 10-K
period 2004-12-31
LIFEPOINT HOSPITALS INC
filed 2005-03-01
CIK 1074772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of the shares of Common Stock of LifePoint Hospitals, Inc. held by non-affiliates as of June 30, 2004, was approximately $1.2 billion.

     As of February 16, 2005, the number of outstanding shares of Common Stock of LifePoint Hospitals, Inc. was 39,142,535.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for our 2005 annual meeting of stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

General

     LifePoint Hospitals, Inc. is a holding company. Its subsidiaries and affiliates own, lease and operate their respective facilities and other assets. Unless the context otherwise indicates, references in this report to “LifePoint,” the “Company,” “we,” “our” or “us” are references to LifePoint Hospitals, Inc., and/or its wholly-owned and majority-owned subsidiaries, including Lakers Holding Corp., which will be renamed LifePoint Hospitals, Inc. upon the consummation of the proposed transaction with Province Healthcare Company (described below). Any reference herein to our hospitals, facilities or employees refers to the hospitals, facilities or employees of subsidiaries or affiliates of LifePoint Hospitals, Inc.

     We were formed as a division of HCA Inc. (“HCA”) in November 1997 to operate general acute care hospitals in non-urban communities. We became an independent, publicly traded company on May 11, 1999 when HCA distributed all outstanding shares of our common stock to its stockholders.

     We operate 30 general acute care hospitals with an aggregate of 2,744 licensed beds in non-urban communities. In all but one of our communities, we are the only provider of acute care hospital services. Our hospitals are located in Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah, West Virginia and Wyoming. We generated $996.9 million in revenues from continuing operations during 2004.

     We announced on August 16, 2004 that we entered into a definitive agreement to acquire Province Healthcare Company (“Province”) for approximately $1.7 billion in cash, stock and the assumption of debt. Province is a healthcare services company focused on operating acute care hospitals located in non-urban markets throughout the United States. As of December 31, 2004, Province owned or leased 21 general acute care hospitals in 13 states, with a total of approximately 2,533 licensed beds. Province generated $882.9 million in revenues from continuing operations during 2004. Province’s objective has been to be the primary provider of quality healthcare services in the selected non-urban communities that it serves. If consummated, the proposed Province transaction will create a hospital company focused on providing healthcare services in non-urban communities, with 51 hospitals, of which 48 are located in markets where the combined company will be the sole hospital provider in the community. The transaction is expected to close in the first half of 2005.

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

The Non-Urban Healthcare Market

     We believe that non-urban healthcare markets are attractive because of the following factors:

•	Less Competition. Non-urban communities have smaller populations with fewer hospitals and other healthcare service providers. We believe that the smaller populations and relative significance of the hospitals in these markets may lessen the likelihood of the entry of other hospitals or alternate non-hospital providers, including outpatient surgery centers, rehabilitation centers and diagnostic imaging centers.

•	Community Focus. We believe that non-urban areas generally view the local hospital as an integral part of the community. Therefore, we believe patients and physicians tend to be more loyal to the hospital.

•	Acquisition Opportunities. Currently, not-for-profit and governmental entities own most non-urban hospitals. These entities often have limited access to the capital needed to keep pace with advances in medical technology. In addition, these entities sometimes lack the management resources necessary to control hospital expenses, recruit and retain physicians, expand healthcare services and comply with increasingly complex reimbursement and managed care requirements. As a result, patients may migrate to, may be referred by local physicians to, or may be encouraged by managed care plans to travel to, hospitals in larger, urban markets. We believe that, as a result of these pressures, many not-for-profit and governmental owners of non-urban hospitals who wish to preserve the local availability of quality healthcare services are interested in selling or leasing these hospitals to companies, like ours, that are committed to the local delivery of healthcare and that have greater access to capital and management resources. Of the twelve hospitals that we have acquired since our spin-off from HCA in 1999, eight were acquired from either not-for-profit or governmental entities.

Operating Philosophy

     We are committed to operating general, acute care hospitals in growing, non-urban markets. As a result, we adhere to an operating philosophy that is focused on the unique patient and provider needs and opportunities in these communities. This philosophy includes a commitment to:

•	improving and increasing the scope of available healthcare services;

•	providing physicians a positive environment in which to practice medicine, with access to necessary equipment, office space and resources;

•	providing an outstanding work environment for employees;

•	recognizing and expanding the hospital’s role as a community asset; and

•	continuing to improve each hospital’s financial performance.

Business Strategy

     We manage our hospitals in accordance with our operating philosophy and have developed the following strategies tailored for each of our markets:

•	Expand Breadth of Services and Attract Community Patients. We strive to increase revenues by improving and broadening the scope of healthcare services available at our facilities, and to recruit physicians with a broader range of specialties. We believe that our expansion of available treatments and our community focus will encourage residents in the non-urban markets we serve to seek care locally at our facilities rather than at facilities outside the area. We have undertaken projects in a majority of our hospitals that are targeted at expanding specialty services. Capital expenditures related to these projects for continuing operations are as follows (dollars in millions):

	Number
	Of
	Projects in
	Years
Expansion or Renovation Project	Presented	2000	2001	2002	2003	2004
Operating room expansions	11	$6.4	$11.9	$10.2	$8.4	$0.7
MRI additions	17	3.0	4.1	8.5	4.9	3.0
CT scanner additions	10	0.6	3.6	0.6	—	2.1
Emergency room expansions	5	1.7	0.7	0.5	3.3	7.5
Rehabilitation additions	7	—	0.5	2.8	1.7	2.3
Cardiac catheterization lab additions	5	—	—	3.1	2.0	—
Patient room additions	2	—	—	1.4	7.2	9.3
Medical office building additions	12	—	1.2	4.7	6.2	4.0
Miscellaneous expansions	11	0.1	0.5	5.6	8.8	22.1

•	Strengthen Physician Recruiting and Retention. We believe that recruiting physicians in local communities is critical to increasing the quality of healthcare and the breadth of available services at our facilities. Our physician

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

•	Improve Expense Management. We seek to control costs by, among other things, attempting to improve labor productivity and decrease the use of contract labor, controlling supply expenses through the use of a group purchasing organization, controlling professional and general liability insurance expenses through the utilization of risk management and quality care programs, and reducing uncollectible revenues. We have implemented cost control initiatives that include appropriately adjusting staffing levels according to patient volumes, modifying supply purchases according to usage patterns and providing support to hospital staff in more efficient billing and collection processes. We believe that as our company grows, we should benefit from our ability to spread fixed administrative costs over a larger base of operations.

•	Retain and Develop Stable Management. We seek to retain the executive teams at our hospitals to enhance medical staff relations and maintain continuity of relationships within the community. We focus our recruitment of managers on those who wish to live and practice in the communities in which our hospitals are located and we allow our hospital managers to participate in our stock incentive plans.

•	Improve Managed Care Position. We continue to strive to improve our revenues from managed care plans by negotiating facility-specific contracts with these payors on terms appropriate for smaller, non-urban markets.

•	Acquire Other Hospitals. We continue to pursue a disciplined acquisition strategy and seek to identify and acquire hospitals in non-urban markets that are the sole or significant market provider of healthcare services in the community. By implementing our operating strategies, we believe that we may attract many of the patients in these markets that historically have sought care elsewhere.

     We believe that our strategic goals align our interests with those of the local communities served by our hospitals. We believe that the following qualities enable us to successfully compete for acquisitions:

•	our commitment to maintaining the local availability of healthcare services;

•	our reputation for providing market-specific, broader-based healthcare;

•	our focus on physician recruiting and retention;

•	our management’s operating experience;

•	our access to financing and our liquidity; and

•	our ability to provide the necessary equipment and resources for physicians.

     Since our inception in 1999, we have acquired the following twelve hospitals (dollars in millions):

			Purchase	Licensed Beds at
Hospital Name	Acquisition Date	Location	Price (a)	Acquisition Date

River Parishes Hospital	July 1, 2004	LaPlace, LA	$24.0	106
Spring View Hospital (b)	October 1, 2003	Lebanon, KY	16.1	113
Logan Regional Medical Center (b)	December 1, 2002	Logan, WV	87.5	151
and Guyan Valley Hospital (b)
Lakeland Community Hospital (b)	December 1, 2002	Haleyville, AL	22.1	170
and Northwest Medical Center (b)		and Winfield, AL
Russellville Hospital (b)	October 3, 2002	Russellville, AL	19.8	100
Ville Platte Medical Center (b)	December 1, 2001	Ville Platte, LA	11.1	116
Athens Regional Medical Center	October 1, 2001	Athens, TN	17.0	118
Bluegrass Community Hospital (b), (c)	January 2, 2001	Versailles, KY	3.0	25
Lander Valley Medical Center	July 1, 2000	Lander, WY	29.8	102
Putnam Community Medical Center	June 16, 2000	Palatka, FL	43.5	141

(a)	Excluding working capital.

(b)	Previously owned by a not-for-profit or governmental entity.

(c)	Initially an operating lease; we exercised our option to purchase Bluegrass Community Hospital for $3.2 million in January 2005.

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

     In addition to providing access to capital resources, we make available a variety of management services to our healthcare facilities. These services include, among other things:

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

Properties

     The following table lists the hospitals we operated as of December 31, 2004:

				Acquisition Date/
Hospital Name	City	State	Licensed Beds	Lease Inception	Own/Lease
Andalusia Regional Hospital	Andalusia	AL	113	HCA Spin-off	Own
Lakeland Community Hospital	Haleyville	AL	50	12/1/2002	Own
Russellville Hospital	Russellville	AL	100	10/3/2002	Own
Northwest Medical Center (a)	Winfield	AL	71	12/1/2002	Own
Bartow Memorial Hospital (b)	Bartow	FL	56	HCA Spin-off	Own
Putnam Community Medical Center	Palatka	FL	141	6/16/2000	Own
Western Plains Regional Hospital	Dodge City	KS	110	HCA Spin-off	Own
Georgetown Community Hospital	Georgetown	KY	75	HCA Spin-off	Own
Spring View Hospital	Lebanon	KY	75	10/1/2003	Own
Jackson Purchase Medical Center	Mayfield	KY	107	HCA Spin-off	Own
Meadowview Regional Medical Center	Maysville	KY	101	HCA Spin-off	Own
Bourbon Community Hospital	Paris	KY	58	HCA Spin-off	Own
Logan Memorial Hospital	Russellville	KY	92	HCA Spin-off	Own
Lake Cumberland Regional Hospital	Somerset	KY	234	HCA Spin-off	Own
Bluegrass Community Hospital (c), (d)	Versailles	KY	25	1/2/2001	Lease
River Parishes Hospital	LaPlace	LA	106	7/1/2004	Own
Ville Platte Medical Center	Ville Platte	LA	102	12/1/2001	Own
Athens Regional Medical Center	Athens	TN	118	10/1/2001	Own
Smith County Memorial Hospital	Carthage	TN	63	HCA Spin-off	Own
Crockett Hospital	Lawrenceburg	TN	107	HCA Spin-off	Own
Livingston Regional Hospital	Livingston	TN	114	HCA Spin-off	Own
Hillside Hospital	Pulaski	TN	95	HCA Spin-off	Own
Emerald-Hodgson Hospital (e)	Sewanee	TN	41	HCA Spin-off	Own
Southern Tennessee Medical Center	Winchester	TN	157	HCA Spin-off	Own
Castleview Hospital	Price	UT	84	HCA Spin-off	Own
Ashley Valley Medical Center	Vernal	UT	39	HCA Spin-off	Own
Logan Regional Medical Center	Logan	WV	132	12/1/2002	Own
Guyan Valley Hospital (d)	Logan	WV	19	12/1/2002	Own
Lander Valley Medical Center (f)	Lander	WY	89	7/1/2000	Own
Riverton Memorial Hospital	Riverton	WY	70	HCA Spin-off	Own

			2,744

(a)	We lease certain real estate associated with Northwest Medical Center from The Medical Clinic Board of the City of Winfield pursuant to a ground lease that expires on June 30, 2041.

(b)	During 2004, we committed to divest Bartow Memorial Hospital (“Bartow”) and expect to sell this facility during 2005. The operations of Bartow have been reflected as discontinued operations, as further discussed in Note 3 to our consolidated financial statements included in this report.

(c)	We exercised our option to purchase Bluegrass Community Hospital for $3.2 million in January 2005. We previously leased Bluegrass Community Hospital from Woodford Healthcare, Inc., a Kentucky not-for-profit corporation, pursuant to a lease agreement.

(d)	Critical-access hospital.

(e)	We lease the real estate associated with Emerald-Hodgson Hospital from the University of the South pursuant to a lease agreement that expires on May 7, 2020.

(f)	We lease the real estate associated with Lander Valley Medical Center from the City of Lander, Wyoming pursuant to a ground lease that expires on December 31, 2073.

     We operate medical office buildings in conjunction with many of our hospitals. These office buildings are primarily occupied by physicians who practice at our hospitals.

     Our corporate headquarters are located in approximately 41,900 square feet of leased space in one office building in Brentwood, Tennessee. Our corporate headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs. Our obligations under our bank credit facility are secured by a pledge of substantially all of our assets, including first priority mortgages on most of our hospitals.

     The following are brief narratives of each of our hospitals, describing their location relative to the nearest urban area and nearest competitors.

     Andalusia Regional Hospital is located approximately 90 miles south of Montgomery, Alabama. Its nearest competitors are Mizell Memorial Hospital, which is located approximately 14 miles away and Florala Memorial Hospital, which is located approximately 23 miles away.

     Lakeland Community Hospital is located approximately 80 miles northwest of Birmingham, Alabama. Lakeland Community Hospital is located approximately 20 miles away from our own Russellville Hospital. Its nearest competitor is Marion Regional Medical Center, which is located approximately 24 miles away.

     Russellville Hospital is located approximately 100 miles northwest of Birmingham, Alabama. Its nearest competitor is Shoals Hospital, which is located approximately 16 miles away.

     Northwest Medical Center is located approximately 75 miles northwest of Birmingham, Alabama. Its nearest competitors are Fayette Medical Center, which is located approximately 15 miles away, and Marion Regional Medical Center, which is located approximately 17 miles away.

     Bartow Memorial Hospital, which we are expecting to sell during 2005, is located approximately 50 miles east of Tampa and approximately 60 miles southwest of Orlando. Its two nearest competitors are Winter Haven Hospital, which is located approximately 10 miles away, and Lakeland Regional Medical Center, which is located approximately 12 miles away.

     Putnam Community Medical Center is located approximately 45 miles southeast of Gainesville, Florida and 65 miles south of Jacksonville, Florida. Its nearest competitor is Flagler Hospital, which is located approximately 30 miles away.

     Western Plains Regional Hospital is located approximately 150 miles west of Wichita, Kansas. Its nearest competitor is Minneola District Hospital, which is located approximately 25 miles away.

     Georgetown Community Hospital is located approximately 11 miles northwest of Lexington, Kentucky. Georgetown Community Hospital is 13 miles from our own Bourbon Community Hospital. Its nearest competitor is Eastern State Hospital, which is located approximately 10 miles away.

     Spring View Hospital, acquired by us in October 2003, is located approximately 65 miles southwest of Lexington, Kentucky. Its two nearest competitors are Taylor County Hospital, which is located approximately 15 miles away, and Flaget Memorial Hospital, which is located approximately 20 miles away.

     Jackson Purchase Medical Center (“JPMC”) is located approximately 150 miles northwest of Nashville, Tennessee. JPMC’s nearest competitors are Lourdes Hospital and Western Baptist Hospital, both of which are located approximately 20 miles away, and Murray-Calloway County Hospital, which is located approximately 25 miles away.

     Meadowview Regional Medical Center is located approximately 64 miles southeast of Cincinnati, Ohio. Its nearest competitors include Fleming County Hospital, which is located approximately 15 miles away, and Brown County General Hospital, which is located approximately 16 miles away.

     Bourbon Community Hospital is located approximately 20 miles northeast of Lexington, Kentucky. Its nearest competitor is Saint Joseph Hospital, which is located approximately 20 miles away.

     Logan Memorial Hospital is located approximately 50 miles north of Nashville, Tennessee. Its nearest competitors are Greenview Regional Hospital and The Medical Center at Bowling Green, which are both located approximately 30 miles away.

     Lake Cumberland Regional Hospital is located approximately 80 miles south of Lexington, Kentucky. Its nearest competitor is Wayne County Hospital, which is located approximately 23 miles away.

     Bluegrass Community Hospital (“Bluegrass”) is located approximately 13 miles west of Lexington, Kentucky. Bluegrass is located approximately 13 miles from our own Georgetown Community Hospital. Its nearest competitor is Saint Joseph Hospital, which is located approximately 11 miles away.

     River Parishes Hospital, acquired by us in July 2004, is located approximately 30 miles west of New Orleans, Louisiana. Its nearest competitors are St. James Parish Hospital, which is located approximately 13 miles away, St. Charles Parish Hospital, which is located approximately 12 miles away, and Kenner Regional Medical Center, which is located approximately 20 miles away.

     Ville Platte Medical Center is located approximately 95 miles northwest of Baton Rouge, Louisiana. Its nearest competitor is Savoy Medical Center, which is located approximately 10 miles away.

     Athens Regional Medical Center is located between Knoxville, Tennessee and Chattanooga, Tennessee, which are both approximately 50 miles away from Athens, Tennessee. Its nearest competitors are Sweetwater Hospital, which is located approximately 18 miles away and Woods Memorial Hospital, which is located approximately 12 miles away.

     Smith County Memorial Hospital is located approximately 60 miles east of Nashville, Tennessee. Its nearest competitor is Carthage General Hospital, a critical access hospital, located approximately 4 miles away.

     Crockett Hospital is located approximately 85 miles southwest of Nashville, Tennessee. Its nearest competitor is Maury Regional Hospital, which is located approximately 40 miles away.

     Livingston Regional Hospital is located approximately 100 miles east of Nashville, Tennessee. Its nearest competitors are Cumberland River Hospital, which is located approximately 15 miles away, and Cookeville Regional Medical Center, which is located approximately 18 miles away.

     Hillside Hospital is located approximately 80 miles south of Nashville, Tennessee. Its nearest competitor is Maury Regional Hospital, which is located approximately 23 miles away.

     Southern Tennessee Medical Center (“STMC”) and its satellite facility, Emerald-Hodgson Hospital (“EHH”), are located approximately 80 miles southeast of Nashville, Tennessee and approximately 50 miles northwest of Chattanooga, Tennessee. STMC and EHH are approximately 13 miles apart. Their nearest competitor is Harton Regional Hospital, which is located approximately 20 miles away.

     Castleview Hospital is located approximately 119 miles southeast of Salt Lake City. Its nearest competitors are Utah Valley Medical Center, which is located approximately 75 miles away, and Mountain View Hospital, which is located approximately 73 miles away.

     Ashley Valley Medical Center is located approximately 180 miles southeast of Salt Lake City. Its nearest competitor is Unitah Basin Medical Center, which is located approximately 30 miles away.

     Logan Regional Medical Center (“LRMC”) and Guyan Valley Hospital, are located approximately 60 miles southwest of Charleston, West Virginia. Both LRMC and Guyan Valley Hospital are located in Logan, West Virginia. Their nearest competitor is Boone Memorial Hospital, a critical access facility, which is located approximately 20 miles away.

     Lander Valley Medical Center is located approximately 150 miles west of Casper, Wyoming. Lander Valley Medical Center shares the service area population with our own Riverton Memorial Hospital located approximately 22 miles away. Its nearest competitor is Wyoming Medical Center, which is located approximately 150 miles away.

     Riverton Memorial Hospital is located approximately 125 miles west of Casper, Wyoming. The nearest non-LifePoint hospital is Wyoming Medical Center, which is located approximately 125 miles away.

Services and Utilization

     We believe that the most important factors relating to the overall utilization of a hospital are the breadth of services, market position of the hospital, level of technology, emphasis on patient care, convenience for patients and physicians and the number, quality and specialties of physicians providing patient care within the facility.

     Other factors which impact the ability of a hospital to meet the healthcare needs of its community include:

•	the size of and growth in local population;

•	local economic conditions;

•	physician availability and expertise;

•	the availability of reimbursement programs such as Medicare and Medicaid;

•	the ability to negotiate contracts with managed care organizations that are appropriate for non-urban markets;

•	necessary medical equipment to perform clinical procedures;

•	improved treatment protocols as a result of advances in medical technology and pharmacology; and

•	the intensity and timing of yearly flu outbreaks.

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

     In response to this increasing demand for outpatient care, we are continuing to reconfigure some of our hospitals to more effectively accommodate outpatient services and diagnostics. We are also restructuring existing surgical capacity in some of our hospitals to permit additional outpatient volume and a greater variety of outpatient services.

Sources of Revenue

     Our hospitals receive payment for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid programs, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other private insurers, as well as directly from patients. The approximate percentages of total revenues from continuing operations from these sources during the years specified below were as follows:

	2001	2002	2003	2004
Medicare	35.7%	35.4%	35.9%	36.9%
Medicaid	10.9	11.6	10.9	11.2
HMOs, PPOs and other private insurers	42.3	43.0	40.5	38.7
Self pay	7.7	8.1	8.6	9.3
Other	3.4	1.9	4.1	3.9

Total	100.0%	100.0%	100.0%	100.0%

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

     With the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), which was signed into law on December 8, 2003, Congress passed sweeping changes to the Medicare program. This legislation offers a prescription drug benefit for Medicare beneficiaries and also provides a number of benefits to hospitals, particularly rural hospitals. The major hospital provisions of MMA are discussed in the subsections below.

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

     The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. Historical DRG rate increases were as follows:

Federal Fiscal Year	% Increase
2000	1.10%
2001	3.40
2002	2.75
2003	2.95
2004	3.40
2005	3.30

     MMA allowed hospitals to receive full market basket updates for federal fiscal years 2005, 2006 and 2007 if hospitals provide the Centers for Medicare and Medicaid Services (“CMS”) specific data relating to the quality of services provided. We fully complied with this requirement for payments relating to federal fiscal year 2005 and intend to fully comply for future periods.

     MMA also made a permanent increase in the base DRG payment rate (1.6%) for rural hospitals and urban hospitals in smaller metropolitan areas. In addition, MMA provided for payment relief to the wage index component of the base DRG rate. Effective October 1, 2004, MMA lowered the percentage of the DRG subject to a wage adjustment from 71% to 62% for hospitals in areas with a wage index below the national average. A majority of our hospitals will benefit from the MMA provisions adjusting the DRG payment rates.

     Outlier and Disproportionate Share Payments. In addition to DRG and capital payments, hospitals may qualify for “outlier” payments when a Medicare patient’s treatment costs exceed a specified threshold. We anticipate outlier payments to increase slightly in 2005 as a result of a reduction in the outlier threshold from $31,000 to $25,800.

     Hospitals qualify for disproportionate share payments when their percentage of low-income patients exceeds 15%. Under the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), a majority of our hospitals qualify to receive disproportionate share payments. Effective April 1, 2004, MMA raised the cap on the disproportionate share payment adjustment percentage from 5.25% to 12.0% for rural and small urban hospitals and specified that payments to all hospitals be based on the same conversion factor, regardless of geographic location. A majority of our hospitals have benefited from these provisions. The following table lists our historical disproportionate share payments and outlier payments from Medicare from our continuing operations:

	Other Medicare Payments
	(In Millions)
	2000	2001	2002	2003	2004
Disproportionate share payments	$3.0	$6.8	$9.0	$10.0	$21.2
Outlier payments	1.2	1.6	0.7	0.4	0.6

     Outpatient Payments. The Balanced Budget Refinement Act of 1999 (“BBRA”) established a PPS for outpatient hospital services that commenced on August 1, 2000. Outpatient services are assigned ambulatory payment classifications (“APCs”), with associated specific relative weights, which are multiplied by an APC conversion factor. The APC conversion factors are $52.151, $54.561 and $56.983 for 2003, 2004 and 2005, respectively. Prior to August 1, 2000, outpatient services were paid at the lower of customary charges or on a reasonable cost basis.

     BBRA eliminated the anticipated average reduction of 5.7% for various Medicare outpatient payments under the Balanced Budget Act of 1997 (“BBA”). Under BBRA, outpatient payment reductions for non-urban hospitals with 100 beds or less were postponed until December 31, 2003. Fifteen of our hospitals qualified for this “hold harmless” relief. Payment reductions under Medicare outpatient PPS for non-urban hospitals with greater than 100 beds and urban hospitals were mitigated through a corridor reimbursement approach, pursuant to which a percentage of such reductions were reimbursed through December 31, 2003. Substantially all of our remaining hospitals qualified for relief under this provision. MMA extended the hold harmless provision for non-urban hospitals with 100 beds or less and expanded the provision to include sole community hospitals for cost reporting periods beginning in 2004, until December 31, 2005. Eighteen of our hospitals qualify for this relief.

     Inpatient Psychiatric, Rehabilitation and Skilled Nursing Payments. As of December 31, 2004, we operated six inpatient psychiatric units, eight inpatient rehabilitation units, four hospital-based skilled nursing facility units, three rural health clinics, four home health agencies and twenty hospitals utilizing swing beds. Prior to the implementation of the prospective payment systems, payments to exempt hospitals and units, such as inpatient psychiatric, rehabilitation and skilled nursing services, were based upon reasonable costs, subject to a cost per discharge target and maintenance of minimum levels of care.

     In November 2004, CMS issued a new Medicare PPS final rule for inpatient psychiatric facilities. This system, mandated by BBRA, replaces the current cost-based payment system by implementing a per diem PPS. CMS is phasing in the PPS for existing facilities over a three-year period for cost reporting periods beginning on or after January 1, 2005. Facilities in rural areas will receive a 17% increase. We anticipate our revenue from Medicare psychiatric payments to decrease slightly in 2005 as a result of this new rule.

     BBA mandated a PPS for inpatient rehabilitation hospital services. A PPS system for Medicare inpatient rehabilitation services was phased in over two years beginning January 1, 2002. Our inpatient rehabilitation units have fully transitioned to PPS-based Case-Mix Groups (“CMGs”). The inpatient rehabilitation PPS CMG update factor for federal fiscal year 2005 is 3.1%, which is to be increased by 0.35% for a budget-neutral wage adjustment. This results in the 2005 base CMG increasing from $12,525 to $12,958.

     On November 20, 2004, Congress passed the FY 2005 Omnibus Appropriations bill. Included in this bill was a provision delaying the inpatient rehabilitation facility (“IRF”) 75% rule (the “IRF 75% Rule”) up to 60 days after a Government Accountability Office (“GAO”) report is completed on this issue. The IRF 75% Rule, implemented in 1983, is one of the key eligibility criteria for IRFs. In May 2004, CMS issued a final rule that included restrictive changes to the conditions that qualify under the IRF 75% Rule. This rule requires that beginning July 1, 2004, at least 50% of Medicare patients are classified in one of 13 medical categories. The threshold increases to 60% beginning July 1, 2005, 65% on July 1, 2006, and up to the original 75% on July 1, 2007. A hospital not meeting these thresholds will receive reduced payments based on Medicare DRGs instead of IRF payments. We anticipate release of the GAO report during the first quarter of 2005, and in the interim, intend to fully comply with the provisions of the May 2004 final rule.

     BBA established a PPS for Medicare skilled nursing facilities that commenced in July 1998 and was implemented progressively over a three-year term. As a result, we have experienced reductions in payments for our skilled nursing services. However, BIPA increased the reimbursement amount for each resource utilization group nursing component of the skilled nursing facility PPS by 16.7% for services rendered between April 1, 2001 and September 30, 2002. Additionally, BIPA increased the skilled nursing facility PPS update to the skilled nursing facility market basket minus 0.5% for fiscal years 2002 and 2003. BIPA also increased rates for certain categories by 6.7% effective April 1, 2001. BBRA provided for a 20% increase for certain categories effective April 1, 2000. The skilled nursing facility market basket increase for federal fiscal year 2005 is 2.8%.

     Home Health Payments. Home health payments are reimbursed based on a PPS. For a two-year period beginning April 1, 2001, BIPA increased Medicare payments 10.0% for home health services furnished in specific rural areas. This provision expired on March 31, 2003. Home health PPS rates for 2003, which became effective October 1, 2002, were effectively decreased by 4.9%. The market basket rate increase for calendar year 2005 is 3.1%, which was reduced 0.8% as mandated by MMA, and results in a net increase of the episode rate of 2.3%. MMA included several changes to home health services, including a 5% additional payment for those home health services furnished in rural areas for one year, effective April 1, 2004.

Medicaid

     Medicaid, a joint federal-state program that is administered by the states, provides hospital benefits to qualifying individuals who are unable to afford care. Amounts received under the Medicaid program are generally significantly less than the hospital’s customary charges for the services provided. Most state Medicaid payments are made under a PPS or under programs that negotiate payment levels with individual hospitals. The federal government and many states may significantly reduce Medicaid funding. This could adversely affect future levels of Medicaid payments received by our hospitals.

     The following table summarizes our Medicaid revenues from continuing operations, reimbursement methodologies, and cost reporting requirements by state:

	Medicaid Revenues (in millions)				Medicaid Reimbursement Methodologies		Cost Reporting
State	2001	2002	2003	2004	Inpatient	Outpatient	Requirements

Alabama	$1.0	$1.7	$5.8	$6.6	Cost-related rates, not retrospective	Fee schedule	Informational only

Florida	5.0	3.4	3.0	4.5	Per diem	Per visit/per line item	Informational only

Kansas	1.9	1.6	2.1	1.8	DRG-based	Fee schedule	Informational only

Kentucky	26.7	36.0	32.4	40.5	DRG-based	Cost-based, flat rate, fee schedule	Outpatient cost settled

Louisiana	0.4	3.7	3.6	4.3	Cost per discharge	Primarily 83% of allowable cost and fee schedule	Outpatient cost settled

Tennessee	18.0	23.1	24.6	26.5	DRG-based	Fee schedule	None

Utah	7.6	7.9	8.4	8.7	Negotiated percentage of charges	Primarily 93% of charges and fee schedule	None

West Virginia	-	0.6	9.3	9.4	DRG-based	Fee schedule	Informational only

Wyoming	4.2	4.8	5.2	5.5	Prospective, based on per discharge	Fee schedule	None

	$64.8	$82.8	$94.4	$107.8

     The following table lists our historical disproportionate share payments from Medicaid from our continuing operations, which are included in the Medicaid revenues listed in the above table (in millions):

	Medicaid Disproportionate Share Payments
State	2001	2002	2003	2004
Alabama	$0.3	$0.3	$0.6	$1.7
Florida	—	—	—	—
Kansas	—	—	—	—
Kentucky	4.4	5.9	3.4	4.9
Louisiana	—	0.1	0.1	—
Tennessee	1.3	0.2	0.9	1.7
Utah	—	—	—	—
West Virginia	—	—	0.7	0.8
Wyoming	—	—	0.1	—

	$6.0	$6.5	$5.8	$9.1

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

     Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be payable to us under these reimbursement programs. Finalization of these audits often takes several years. Providers may appeal any final determination made in connection with an audit.

HMOs, PPOs and other private insurers

     In addition to government programs, our hospitals are reimbursed by private payors including HMOs, PPOs, private insurance companies and employers. To attract additional volume, most of our hospitals offer discounts from established charges to certain large group purchasers of healthcare services. These discount programs often limit our ability to increase charges in response to increasing costs. Generally, patients covered by HMOs, PPOs and other private insurers will be responsible for certain co-payments and deductibles.

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

Competition

     The hospital industry is highly competitive. We compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. In all but one of our communities, our hospitals face no direct hospital competition because there are no other hospitals in these communities. However, these hospitals do face competition from hospitals outside of their communities, including hospitals in the market area and nearby urban areas that may provide more comprehensive services. Patients in our primary service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer or physician referrals. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. Patients who require specialized services from these other hospitals may subsequently shift their preferences to those hospitals for services we provide. In addition, some of the hospitals that compete with us are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals, in some instances, are not required to pay sales, property and income taxes.

     We also face increasing competition from other specialized care providers, including outpatient surgery, oncology, physical therapy, and diagnostic centers, as well as competing services rendered in physician offices. To the extent that other providers are successful in developing specialized outpatient facilities, our market share for those specialized services will likely decrease. Some of our hospitals have developed specialized outpatient facilities where necessary to compete with these other providers.

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

     The number and quality of the physicians on a hospital’s staff are important factors in determining a hospital’s competitive advantage. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. We believe that physicians refer patients to a hospital primarily on the basis of the patient’s needs, the quality of other physicians on the medical staff, the location of the hospital and the breadth and scope of services offered at the hospital’s facilities.

     One element of our business strategy is expansion through the acquisition of acute care hospitals in growing, non-urban markets. The competition to acquire rural hospitals is significant. We intend to acquire, on a selective basis, hospitals that are similar to those we currently own and operate by adhering to our disciplined acquisition strategy.

Employees and Medical Staff

     At December 31, 2004, our subsidiaries had approximately 9,900 employees, including approximately 2,600 part-time employees. None of our employees are subject to collective bargaining agreements. We consider our employee relations to be good. While some of our hospitals experience union organizing activity from time to time, we do not expect these efforts to materially affect our future operations.

     Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of our individual hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the medical staff must be approved by the hospital’s medical staff and the governing board of the hospital in accordance with established credentialing criteria. In certain cases, physicians are employed by our hospitals.

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

     Hospitals are subject to periodic inspection by federal, state, and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing and certification. All of our hospitals are licensed under appropriate state laws and are qualified to participate in Medicare and Medicaid programs. In addition, as of December 31, 2004, all of our hospitals were accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), except for our two critical-access hospitals. This accreditation indicates that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medicaid. JCAHO has offered an accreditation program for critical-access hospitals for approximately two years, but JCAHO accreditation for such hospitals is voluntary and not required for participation in the Medicare and Medicaid programs. Nevertheless, we currently follow the JCAHO standards at each critical-access hospital.

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

     We have a variety of financial relationships with physicians who refer patients to our hospitals, including employment contracts, leases, joint ventures, independent contractor agreements and professional service agreements. Physicians may also own our stock. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives for relocation include minimum revenue guarantees and, in some cases, loans. The OIG is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the anti-kickback statute. These regulations are known as “safe harbor” regulations. Failure to comply with the safe harbor regulations does not make conduct illegal, but instead the safe harbors delineate standards that, if complied with, protect conduct that might otherwise be deemed in violation of the anti-kickback statute. We use our best efforts to structure each of our arrangements, especially each of our business arrangements with physicians, to fit as closely as possible within an applicable safe harbor. However, not all of our business arrangements fit wholly within safe harbors, so we cannot guarantee that these arrangements will not be scrutinized by government authorities or, if scrutinized, that they will be determined to be in compliance with the anti-kickback statute or other applicable laws. The failure of a particular activity to comply with the safe harbor regulations does not mean that the activity violates the anti-kickback statute. We believe that all of our business arrangements are in full compliance with the anti-kickback statute. If we violate the anti-kickback statute, we would be subject to criminal and civil penalties and/or possible exclusion from participating in Medicare, Medicaid or other governmental healthcare programs.

     The Social Security Act also includes a provision commonly known as the “Stark law.” This law prohibits physicians from referring Medicare and Medicaid patients to selected types of healthcare entities in which they or any of their immediate family members have ownership or other financial interests. These types of referrals are commonly known as “self referrals.” Sanctions for violating the Stark law include civil monetary penalties, assessments equal to twice the dollar value of each service rendered for an impermissible referral and exclusion from Medicare and Medicaid programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital that is not a specialty hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and facilities, including employment contracts, leases and recruitment agreements. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark law and regulations.

     Many states in which we operate also have adopted, or are considering adopting, laws similar to the federal anti-kickback and Stark laws. Some of these state laws apply even if the government is not the payor. These statutes typically provide criminal and civil penalties as remedies. While there is little precedent for the interpretation or enforcement of these state laws, we have attempted to structure our financial relationships with physicians and others in light of these laws. However, if a state determines that we have violated such a law, we would be subject to criminal and civil penalties.

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

     Healthcare Reform. The healthcare industry continues to attract much legislative interest and public attention. MMA introduced changes to the Medicare program. Many of MMA’s changes will not go into effect until January 1, 2006. MMA establishes a voluntary prescription drug benefit, provides federal subsidies to plan sponsors that provide prescription drug benefits to Medicare-eligible retirees, substantially adjusts Medicare+Choice and provides favorable payment adjustments for rural hospitals. MMA also provides favorable tax treatment for individual health savings accounts. In addition, MMA authorizes MedPAC to study the effects of home health and rural hospital reimbursement effects in current and anticipated reimbursement methodologies. On the state level, Tennessee Governor Phil Bredesen proposed a plan to modify the state’s TennCare (Medicaid) program and decrease the state TennCare budget. The proposed plan includes such measures as establishing co-payments for enrollees other than pregnant women, children and disabled individuals (as determined under Social Security standards), requiring enrollees to use the lowest-cost prescription drugs significantly decreasing the eligibility criteria or reverting to a traditional Medicaid model. The proposed changes to TennCare have been challenged by advocacy groups. Currently, we cannot predict when and in what form Governor Bredesen’s proposals will be implemented or how they will affect payments to our hospitals in Tennessee. We anticipate that the federal and state governments will continue to introduce legislative proposals to modify the cost and efficiency of the health care delivery system.

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

     Among other things, HIPAA requires healthcare facilities to use standard data formats and code sets established by DHHS when electronically transmitting information in connection with several transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status. We have implemented or upgraded computer systems utilizing a third party vendor, as appropriate, at our facilities and at our corporate headquarters to comply with the new transaction and code set regulations and have tested these systems with several of our payors. In certain cases, we have noted a slow-down in cash payments as a result of acceptability of information.

     HIPAA also requires DHHS to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and health care providers to be used in connection with the standard electronic transactions. All healthcare providers, including our facilities, will be required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers beginning no later than May 23, 2007; healthcare providers may begin applying for NPIs on May 23, 2005. We cannot predict whether our facilities may experience payment delays during the transition to the new identifier. Our facilities have fully implemented use of the Employer Identification Number as the standard unique health identifier for employers. DHHS has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately two years to become fully compliant, but cannot predict the impact of such changes at this time.

     HIPAA regulations also require our facilities to comply with standards to protect the confidentiality, availability and integrity of patient health information, by establishing and maintaining reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. We expect that the security standards will require our facilities to implement business procedures and training programs, though the regulations do not mandate use of a specific technology.

     DHHS has also established standards for the privacy of individually identifiable health information. These privacy standards apply to all health plans, all health care clearinghouses and health care providers, such as our facilities, that transmit health information in an electronic form in connection with standard transactions, and apply to individually identifiable information held or disclosed by a covered entity in any form. These standards impose extensive administrative requirements on our facilities and require compliance with rules governing the use and disclosure of this health information, and they require our facilities to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on their behalf. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by state and could impose additional penalties.

     A violation of the HIPAA regulations could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Since there is no significant history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties, which may result from the violation of the regulations.

     Compliance with these standards requires significant commitment and action by us and our facilities. Because some of the HIPAA regulations are proposed regulations, we cannot predict the total financial impact of the regulations on our operations.

Regulatory Compliance Program

     It is our policy to conduct our business with integrity and in compliance with the law. We have in place and continue to develop a company-wide compliance program, which focuses on all areas of regulatory compliance, including billing, reimbursement and cost reporting practices.

     This regulatory compliance program is intended to ensure that high standards of conduct are maintained in the operation of our business and to help ensure that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the regulatory compliance program, we provide initial and periodic legal compliance and ethics training to every employee and certain contractors involved in patient care, coding and billing, review various areas of our operations and develop and implement policies and procedures designed to foster compliance with the law. We regularly monitor our ongoing compliance efforts. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors or designated compliance officers in our hospitals.

     In December 2000, we entered into a five-year corporate integrity agreement with the OIG and agreed to maintain our compliance program in accordance with the corporate integrity agreement. This agreement has been amended four times since then. Violations of this agreement could subject us to substantial monetary penalties. The compliance measures and reporting and auditing requirements contained in the corporate integrity agreement include:

•	continuing the duties and activities of our audit and compliance committee, corporate compliance officer, internal audit and compliance department, local hospital ethics and compliance officers, corporate compliance committee and hospital compliance committees;

•	maintaining our written code of conduct, which sets out our commitment to full compliance with all statutes, regulations and guidelines applicable to federal healthcare programs;

•	maintaining our written policies and procedures addressing the operation of our compliance program;

•	providing general training on the compliance program;

•	providing specific training for the appropriate personnel on billing, coding and cost report issues;

•	performing internal coding reviews of our facilities and having an independent third party conduct periodic audits of those reviews;

•	continuing our confidential disclosure program and compliance hotline to enable employees or others to disclose issues or questions regarding possible inappropriate policies or behavior;

•	enhancing our screening program to ensure that we do not hire or engage employees or contractors who have been sanctioned or excluded from participation in federal healthcare programs;

•	reporting and making the appropriate refund for any material deficiency which resulted in an overpayment to us by a federal healthcare program;

•	reporting any healthcare related fraud involving any federally funded program; and

•	submitting annual reports to the OIG which describe in detail the operations of our corporate compliance program for the past year.

Arrangements Relating to the Distribution

     Immediately prior to HCA’s distribution of our common stock, we entered into agreements with HCA to define our ongoing relationships after the distribution and to allocate tax, employee benefits and other liabilities and obligations arising from periods prior to the distribution date.

     Distribution Agreement. We entered into a distribution agreement with HCA and Triad Hospitals, Inc. (“Triad”) which governed the corporate transactions required to effect the distribution and other arrangements between the parties after the distribution. The distribution agreement also allocated financial responsibility between the parties for liabilities arising out of the assets and entities that constitute our company, including liabilities arising out of the transfer of the assets and entities to us. HCA agreed in the distribution agreement to indemnify us for any losses arising from the governmental investigations of HCA’s business practices prior to the date of the distribution and losses arising from legal proceedings, present or future, related to the investigation or actions engaged in prior to the distribution that relate to the investigation.

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

     Computer and Data Processing Services Agreement. HCA’s wholly-owned subsidiary, HCA-Information Technology and Services, Inc. (“HCA-IT”), entered into a computer and data processing services agreement with us. HCA-IT provides computer installation, support, training, maintenance, data processing and other related services to us until December 2009. HCA-IT charges us fees for services provided under this agreement.

     The fees that HCA-IT charged us for the five-year period ended December 31, 2004, including the discontinued operations of Bartow, are as follows (in millions):

2000	$10.1
2001	10.3
2002	11.5
2003	14.2
2004	16.3

Total	$62.4

     Other Agreements. HCA entered into agreements with us to share telecommunications services with us under HCA’s agreements with its telecommunications services provider and make account collection services available to us.

Item 2. Properties.

     Information with respect to our hospitals and our other properties can be found in Item 1 of this report under the caption, “Business — Properties.”

Item 3. Legal Proceedings.

     General. We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. We are currently not a party to any proceeding, which, in management’s opinion, would have a material adverse effect on our business, financial condition or results of operations.

     Americans with Disabilities Act Claim. On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of our hospitals alleging non-compliance with the accessibility guidelines under the Americans with Disabilities Act (“ADA”). The lawsuit, filed in the United States District Court for the Eastern District of Tennessee, does not seek any monetary damages but, instead, seeks only injunctive relief requiring facility modification, where necessary to meet the ADA guidelines, along with attorneys’ fees and costs. We are currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. We intend to vigorously defend the lawsuit, recognizing our obligation to correct any deficiencies in order to comply with the ADA. As of December 31, 2004, the plaintiffs have conducted inspections at 22 of our hospitals. On July 19, 2004, the United States District Court approved the settlement agreements between the parties relating to two of our facilities. These facilities have completed the litigation process and now will move forward in implementing facility modifications in accordance with the terms of the settlement, and we currently anticipate that the costs associated with modifying these two facilities will be approximately $1.0 million.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the stockholders during the fourth quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Our common stock is quoted on the NASDAQ National Market under the symbol “LPNT.” The high and low common stock bid prices per share were as follows:

	High	Low
2003
First Quarter	$30.65	$19.60
Second Quarter	25.71	16.55
Third Quarter	29.40	20.55
Fourth Quarter	31.04	22.51
2004
First Quarter	$37.32	$29.41
Second Quarter	39.16	32.23
Third Quarter	38.60	26.60
Fourth Quarter	37.74	28.50
2005
First Quarter (through February 16, 2005)	$40.66	$33.24

     On February 16, 2005, the last reported sales price for our common stock on the NASDAQ National Market was $40.20 per share. As of February 16, 2005, there were 39,142,535 shares of our common stock held by 5,040 holders of record.

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

Item 6. Selected Financial Data.

     The following table contains selected financial data of our company for, or as the end of, each of the five years ended December 31, 2004. The selected financial data are derived from our audited financial statements. The timing of acquisitions and divestitures completed during the years presented affects the comparability of the selected financial data. The summary of operations, financial position and other operating data excludes the operations as well as assets and liabilities that are expected to be sold related to Bartow Memorial Hospital, which is held for sale and reflected as discontinued operations in our consolidated financial statements. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(Dollars in millions, except revenues per equivalent admission and per share amounts)
Summary of Operations:
Revenues	$532.8	$591.3	$714.9	$875.6	$996.9

Salaries and benefits	214.3	232.5	280.0	352.3	399.4
Supplies	64.4	74.9	88.7	114.2	129.1
Other operating expenses	112.3	115.0	129.6	155.4	166.8
Provision for doubtful accounts	37.4	39.7	49.8	74.1	86.2
Depreciation and amortization	31.4	32.0	35.0	43.1	48.1
Interest expense, net	30.7	18.1	13.3	12.8	12.6
Debt retirement costs	—	2.6	31.0	—	1.5
ESOP expense	7.1	10.4	9.7	6.9	9.4
Gain on impairment of long-lived assets	(1.4)	(0.5)	—	—	—

	496.2	524.7	637.1	758.8	853.1

Income from continuing operations before minority interests and income taxes	36.6	66.6	77.8	116.8	143.8
Minority interests in earnings of consolidated entities	2.2	2.7	2.2	0.7	1.0

Income from continuing operations before income taxes	34.4	63.9	75.6	116.1	142.8
Provision for income taxes	15.7	30.3	32.7	45.9	56.0

Income from continuing operations	$18.7	$33.6	$42.9	$70.2	$86.8

Income from continuing operations per share:
Basic	$0.59	$0.94	$1.14	$1.89	$2.34
Diluted	$0.57	$0.91	$1.10	$1.80	$2.20

Weighted average shares outstanding:
Basic	31.6	35.7	37.5	37.2	37.0
Diluted	32.9	37.1	38.6	43.3	42.8

Financial Position (as of End of Year):
Working capital, excluding assets and liabilities held for sale	$65.0	$82.4	$67.5	$102.1	$115.9
Property and equipment, net	284.1	307.8	409.6	443.9	501.1
Total assets (including assets held for sale)	496.3	554.3	733.5	799.0	887.3
Long-term debt, including amounts due within one year	289.4	150.0	250.0	270.0	221.0
Stockholders’ equity	128.4	295.0	357.6	394.3	509.5

Other Operating Data:
Capital expenditures	$28.7	$35.0	$57.5	$68.3	$82.0
Number of hospitals at end of year	19	22	27	28	29
Number of licensed beds at end of year (a)	1,907	2,141	2,561	2,681	2,688
Weighted average licensed beds (b)	2,000	1,955	2,192	2,595	2,692
Admissions (c)	63,168	67,452	74,488	88,695	91,772
Equivalent admissions (d)	114,081	122,560	142,570	175,439	183,819
Revenues per equivalent admission	$4,670	$4,825	$5,015	$4,991	$5,423
Average length of stay (days) (e)	4.1	4.1	4.1	4.0	4.0
Emergency room visits (f)	274,012	288,793	329,922	408,321	416,060
Inpatient surgeries	16,236	17,584	20,480	24,528	26,235
Outpatient surgeries (g)	45,072	51,697	59,950	71,488	75,508
Total surgeries	61,308	69,281	80,430	96,016	101,743

(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Represents the average number of licensed beds weighted based on periods operated.

(c)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and is used by management and investors as a general measure of inpatient volume.

(d)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. Equivalent admissions are computed by multiplying admissions (inpatient volume) by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue). The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(e)	Represents the average number of days admitted patients stay in our hospitals.

(f)	Represents the total number of hospital-based emergency room visits.

(g)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     You should read this discussion together with our consolidated financial statements and related notes included elsewhere in this report.

Executive Overview

     This was another challenging year for both the healthcare services industry and our company. We believe that we produced positive financial results after considering all of the factors affecting our industry. This year was negatively impacted by lower patient volumes that were experienced by most healthcare providers as a result of the lack of flu-related cases in late 2004. We also experienced the continuation of higher co-payments and deductibles for patients and more patients electing not to be covered by a health insurance program, resulting in increased collection pressures on providers. We believe that our financial results for 2004 reflect our disciplined operating strategy that addressed these industry challenges. We are guardedly optimistic regarding our outlook for 2005 as a result of the improved reimbursement environment and patient volumes more in line with historical trends and our future acquisition of Province. During 2005, we will continue to focus on physician recruiting and retention, investing capital in our hospitals and seeking selected hospital acquisitions that fit our non-urban strategy and complement our existing portfolio of hospitals. In addition, upon closing of the Province transaction, we will work to integrate the Province facilities. The following table reflects our summarized operating results:

	Years Ended December 31,
	2002	2003	2004
Number of hospitals in continuing operations at end of period	27	28	29

Revenues from continuing operations (in millions)	$714.9	$875.6	$996.9

Income from continuing operations (in millions)	$42.9	$70.2	$86.8

Diluted earnings per share from continuing operations	$1.10	$1.80	$2.20

Anticipated Acquisition of Province Healthcare Company

     We announced on August 16, 2004 that we entered into a definitive agreement to acquire Province Healthcare Company for approximately $1.7 billion in cash, stock and the assumption of debt. Province is a healthcare services company focused on operating acute care hospitals located in non-urban markets throughout the United States. As of December 31, 2004, Province owned or leased 21 general acute care hospitals in 13 states, with a total of approximately 2,533 licensed beds. Province generated $882.9 million in revenues from continuing operations during 2004. Province’s objective has been to be the primary provider of quality healthcare services in the selected non-urban communities that it serves. If consummated, the proposed Province transaction will create a hospital company focused on providing healthcare services in non-urban communities, with 51 hospitals, of which 48 are located in markets where the combined company will be the sole hospital provider in the community. The transaction is expected to close in the first half of 2005.

     Based on $40.20, the closing price of a share of our common stock on February 16, 2005 and the number of shares of Province common stock outstanding on such date, we will issue approximately 14.6 million shares of our common stock to Province stockholders and will pay approximately $571.2 million in cash.

Discontinued Operations

     During 2004, we committed to a plan to divest Bartow. Please refer to Note 3 of our consolidated financial statements included elsewhere in this report for a discussion of our discontinued operations of Bartow. We expect to sell Bartow during 2005. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.

Hospital Acquisitions

     We seek to identify and acquire additional hospitals in non-urban areas. The proposed Province transaction gives us a unique opportunity to acquire 21 additional hospitals in non-urban areas. Additionally, we plan on pursuing a disciplined acquisition strategy that is focused on attempting to acquire one to three additional hospitals each year. We seek to acquire hospitals that are the sole or significant market provider of healthcare services in their community. In evaluating a hospital for acquisition, we focus on a variety of factors. One factor we consider is the number of patients that are traveling outside of the community for healthcare services. Another factor we consider is the hospital’s prior operating history and our ability to implement new healthcare services. Upon acquiring a facility, we work to quickly integrate the hospital into our operating practices. Please refer to Note 2 to our consolidated financial statements included in this report for further discussion of acquisitions that we made in 2002, 2003 and 2004. In addition, please refer to the “Business Strategy” section in Part I, Item 1. Business, in this report for a table of our hospital acquisitions since our inception.

Revenue Sources

     Our hospitals generate revenues by providing healthcare services to our patients. We are paid for these healthcare services from a number of different sources, depending upon the patient’s medical insurance coverage. Primarily, we are paid by governmental Medicare and Medicaid programs, by commercial insurance, including managed care organizations, and directly by the patient. The amounts we are paid for providing healthcare services to our patients vary depending upon the payor. Governmental payors generally pay significantly less than the hospital’s customary charges for the services provided. Please refer to the “Sources of Revenue” section in Part I, Item 1. Business in this report for a detailed discussion of our revenue sources.

     Revenues from governmental payors, such as Medicare and Medicaid, are controlled by complex rules and regulations that stipulate the amount a hospital is paid for providing healthcare services. These rules and regulations require an extensive amount of effort to ensure our compliance with the requirements to participate in these governmental programs. In addition, these rules and regulations are subject to frequent changes as a result of legislative and administrative action on both the federal and state level. For these reasons, revenues from governmental payors change frequently and require us to regularly monitor the environment in which these governmental programs operate. For example, MMA increased the payments received by non-urban healthcare providers beginning in 2004.

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

     Self-pay revenues are generated through the treatment of uninsured patients. Our hospitals experienced an increase in self-pay revenues during the past two years.

Revenues/Volume Trends

     The key metrics we use internally to evaluate our revenues are equivalent admissions, which equate to volume, and revenue per equivalent admission, which relates to pricing and acuity. We anticipate our patient volumes and related revenues will continue to increase as a result of the following factors:

•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues and patient volumes. Continuing to add specialists should help our hospitals increase volumes by offering new services. We signed 85 admitting physicians during 2004, all of which started work at our hospitals in 2004. In addition, we recruited 18 non-admitting physicians such as emergency room physicians, anesthesiologists, dermatologists, allergists and other important specialists who are vital to meeting community needs and often use hospital outpatient services. During 2005, we anticipate recruiting an additional 92 admitting physicians to start in 2005.

•	Capital Expenditures. Increases in capital expenditures in our hospitals should increase our local market share and help persuade patients to obtain healthcare services within their communities. The following table reflects our capital expenditures:

	Capital Expenditures (in millions)
	2002	2003	2004
Capital Projects	$38.8	$45.6	$60.4
Routine	18.7	22.7	21.6

Total	$57.5	$68.3	$82.0

•	Medicare Rate Increases. MMA provides a prescription drug benefit for Medicare beneficiaries and also provides numerous provisions that provide incremental funding to hospitals. The earliest provisions of MMA were effective in 2004. Please refer to the “Sources of Revenue” section in Part I, Item 1. Business in this report for a discussion of MMA’s provisions that affect our reimbursement.

     Although we anticipate that our patient volumes will increase, the resulting revenues will likely be partially offset by the following factors:

•	Growth in Outpatient Services. We anticipate that the long-term growth trend in outpatient services will continue. A number of procedures once performed only on an inpatient basis have been, and will continue to be, converted to outpatient procedures. This conversion has occurred through continuing advances in pharmaceutical and medical technologies and as a result of efforts made by payors to control costs. Generally, the payments we receive for outpatient procedures are less than those for similar procedures performed in an inpatient setting. The following table shows net outpatient, inpatient and other revenues as a percentage of our total revenues:

	Revenues
	2002	2003	2004
Outpatient	50.2%	50.4%	51.5%
Inpatient	48.2	48.4	47.3
Other	1.6	1.2	1.2

Total	100.0%	100.0%	100.0%

•	Efforts to Reduce Payments. Revenues from HMOs, PPOs and other private insurance programs are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services. These discounted arrangements often limit our ability to increase charges in response to increasing costs during the term of the contracts.

•	States Implementing Medicaid Cost Containment Measures. A number of states have incurred budget deficits within recent years. To close these budget gaps, certain states have reduced spending and increased taxes. State cost containment activity continues to focus on reducing provider payments and limiting eligible enrollees under the state Medicaid programs.

Other Trends

•	Increases in Provision for Doubtful Accounts. We experienced an increase in our provision for doubtful accounts during the past two years. The increase was the result of a combination of broad economic factors, including an increased number of uninsured patients, and health care plan design changes that resulted in increased co-payments and deductibles. Our provision for doubtful accounts was as follows (in millions):

	Provision for Doubtful Accounts
	2002	2003	2004
First Quarter	$12.2	$15.8	$20.7
Second Quarter	11.7	15.1	18.9
Third Quarter	10.9	22.4	24.4
Fourth Quarter	15.0	20.8	22.2

Total	$49.8	$74.1	$86.2

The provision for doubtful accounts relates primarily to self-pay revenues. The following table reflects our quarterly self-pay revenue activity which exhibits these trends (in millions):

	Self-Pay Revenues
	2002	2003	2004
First Quarter	$13.7	$17.6	$21.0
Second Quarter	15.5	16.6	21.4
Third Quarter	13.0	21.4	26.8
Fourth Quarter	15.4	20.1	23.7

Total	$57.6	$75.7	$92.9

Our revenues are reduced when we write-off patient accounts identified as charity and indigent care. Our hospitals write-off a portion of a patient’s account upon the determination that the patient qualifies under a hospital’s charity/indigent care policy. The following table reflects our charity and indigent care write-offs (in millions):

	Charity and Indigent Care Write-Offs
	2002	2003	2004
First Quarter	$0.7	$1.0	$1.9
Second Quarter	0.8	1.4	2.4
Third Quarter	1.0	1.0	1.7
Fourth Quarter	1.0	1.8	1.8

Total	$3.5	$5.2	$7.8

The following table shows our revenue days in our consolidated accounts receivable:

	Revenue Days in
	Accounts Receivable
	2003	2004
March 31	39.8	39.1
June 30	38.7	38.8
September 30	37.7	40.6
December 31	39.3	38.8

The approximate percentages of billed hospital receivables (which is a component of total accounts receivable) are summarized as follows:

	December 31, 2003	December 31, 2004
Insured receivables	41.1%	40.9%
Uninsured receivables (including co-payments and deductibles)	58.9	59.1

Total	100.0%	100.0%

The approximate percentages of billed hospital receivables in summarized aging categories are as follows:

	December 31, 2003	December 31, 2004
0 to 60 days	47.5%	52.5%
61 to 150 days	23.6	20.8
Over 150 days	28.9	26.7

Total	100.0%	100.0%

We anticipate that our provision for doubtful accounts for the next several quarters will remain at approximately 8.5% — 9% of revenues, excluding the Province hospitals. We implemented a number of operating strategies during 2004 that improved our cash collections of self-pay revenues. However, if the trend of increasing self-pay revenues continues, then this trend could have a material adverse effect on our results of operations and financial position in the future.

•	Increased Purchase Prices for Acquisitions. As previously discussed, we attempt to make acquisitions in a highly competitive environment. We have seen higher prices being paid for hospital acquisitions in the past few years. In some cases, the cost of an acquisition could result in a dilutive effect on our results of operations for up to two years depending on various factors, including the acquired hospital’s results of operations, allocations of tangible and intangible assets, effects of subsequent legislation changes and limitations on rate increases. In addition, our acquisition activity requires transitions from, and the integration of, various information systems that are used by hospitals we acquire. We rely heavily on HCA-IT for information systems integration as part of our contractual arrangement for information technology services.

•	Shortage of Clinical Personnel and Increased Contract Labor Usage. In recent years, many hospitals, including the hospitals we own, have encountered difficulty in recruiting and retaining nursing and other clinical personnel. When we are unable to staff our nursing and clinical positions, we are required to use contract labor to ensure adequate patient care. Contract labor generally costs more per hour than employed labor. We have adopted a number of human resources strategies in an attempt to improve our ability to recruit and retain nursing and other clinical personnel. These strategies are working as we experienced a $1.2 million, or 8.9%, decrease in contract labor costs in 2004 compared to 2003. However, we expect that the staffing issues related to nurses and other clinical personnel will continue in the near term.

•	Increases in Supply Costs. During the past few years, we have experienced an increase in supply costs as a percentage of revenues, especially in the areas of pharmaceutical, orthopaedic, and cardiac supplies. We participate in a group purchasing organization in an attempt to achieve optimum supply costs from our vendors. Because of the fixed reimbursement nature of most governmental and commercial payor arrangements, we may not be able to recover supply cost increases through increased revenues.

•	Challenges in professional and general liability costs. In recent years, we have incurred favorable loss experience, as reflected in our external actuarial reports. We implemented enhanced risk management processes for monitoring professional and general liability claims and managing in high-risk areas. Professional and general liability costs remain a challenge to us, and we expect this pressure to continue in the near term.

Outlook

     We expect to continue increasing our revenues and net income by continuing to selectively acquire hospitals and increasing the operating results of the hospitals we currently own, including the hospitals we expect to acquire from Province. We plan to adhere to our disciplined acquisition strategy as we seek to selectively acquire hospitals. We intend to continue to invest in additional healthcare services in our facilities and implement our operating strategies.

     The Province acquisition will require significant attention from our management to integrate the business practices and operations of Province’s hospitals. In order for us to increase revenues and profitability of our hospitals, there are a number of on-going challenges that we must effectively manage, such as:

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

Allowance for doubtful accounts and provision for doubtful accounts

Accounts receivable primarily consist of amounts due from third- party payors and patients. Our ability to collect outstanding receivables is critical to our results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients. Our allowance for doubtful accounts, included in our balance sheets as of December 31 was as follows (in millions):

    •      2004 - $103.6; and

    •      2003 - $111.7.

Our provision for doubtful accounts, included in our results of operations, was as follows (in millions):

    •      2004 - $86.2;

    •      2003 - $74.1; and

    •      2002 - $49.8.
The largest component of bad debts in our patient accounts receivable relates to accounts for which patients are responsible, which we refer to as patient responsibility accounts. These accounts include both amounts payable by uninsured patients and co-payments and deductibles payable by insured patients. In general, our policy is to collect deductibles, co-payments and self-pay accounts prior to or at the time of service for non-emergency care. If we do not collect these patient responsibility accounts prior to the delivery of care, the accounts are handled through our billing and collections processes.

We verify each patients insurance coverage as early as possible before a scheduled admission or procedure, including with respect to eligibility, benefits and authorization/pre- certification requirements, in order to notify patients of the amounts for which they will be responsible. We verify insurance coverage within a reasonable amount of time for all emergency room visits and urgent admissions in compliance with the Emergency Medical Treatment and Active Labor Act.	If self-pay revenues during 2004 were changed by 1%, our 2004 after- tax income from continuing operations would change by approximately $0.6 million.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to estimate uncollectible patient accounts that are highly uncertain and requires a high degree of judgment. It is impacted by changes in regional economic conditions, business office operations, payor mix and trends in federal or state governmental healthcare coverage.

A significant increase in our provision for doubtful accounts (as a percentage of revenues) would lower our earnings. This would adversely affect our results of operations, financial condition, liquidity and future access to capital.

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item		Assumptions / Approach Used	Sensitivity Analysis

In general, we go through the following steps in collecting accounts receivable:

	•	cash collection of deductibles, co-payments and self-pay accounts prior to or at the time service is provided;

	•	billing and follow-up with third party payors;

	•	collection calls;

	•	utilization of collection agencies; and

	•	if collection efforts are unsuccessful, write off of the accounts.

Our policy is to write off accounts after all collection efforts have failed, which is typically no longer than one year after the date of discharge of the patient. Patient responsibility accounts represent the majority of our write-offs. All of our hospitals retain third-party collection agencies for billing and collection of delinquent accounts. At most of our hospitals, more than one collection agency is used to promote competition and improve performance results. The selection of collection agencies and the timing of referral of an account to a collection agency varies among hospitals. Generally, we do not write off accounts prior to utilizing the services of a collection agency. Once collection efforts have proven unsuccessful, an account is written off from our patient accounting system against the allowance for doubtful accounts.

We determine the adequacy of the allowance for doubtful accounts utilizing a number of analytical tools and benchmarks to determine the adequacy of the consolidated allowance. No single statistic or measurement determines the adequacy of the allowance.

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis

As it relates to our recently-acquired hospitals, we monitor trends in revenues and collections on a monthly basis for 18 to 24 months subsequent to the acquisition on a facility-by-facility basis.

As it relates to our core hospitals, which we refer to as same- hospital, we monitor the revenue trends by payor classification on a month-by-month basis along with the composition of our accounts receivable agings. This review is focused primarily on trends in self- pay revenues, accounts receivable, co-payment receivables and historical payment patterns.

In addition, we analyze other factors such as revenue days in accounts receivable and reviewing admissions and charges by physicians, primarily focusing on recently recruited physicians.

Revenue recognition / Allowance for contractual discounts

We recognize revenues in the period in which services are performed. Accounts receivable primarily consist of amounts due from third- party payors and patients. Amounts we receive for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors such as HMOs, PPOs and other private insurers, are generally less than our established billing rates. Accordingly, our gross revenues and accounts receivable are reduced to net realizable value through an allowance for contractual discounts.

Approximately 86.8% of our revenues during 2004 relate to discounted charges. The sources of these revenues were as follows (as a percentage of total revenues):

    •      Medicare – 36.9%;

Revenues are recorded at estimated net amounts due from patients, third- party payors and others for health care services provided. We utilize multiple patient accounting systems. Therefore, estimates for contractual allowances are calculated using computerized and manual processes depending on the type of payor involved and the patient accounting system used by each of our hospitals. In certain hospitals, the contractual allowances are calculated by a computerized system based on payment terms for each payor. In other hospitals, the contractual allowances are determined manually using historical collections for each type of payor. For all hospitals, certain manual estimates are used in calculating contractual allowances based on historical collections from payors that are not significant or have not

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis

• Medicaid – 11.2%; and • Managed Care – 38.7%.	entered into a contract with us. All contractual adjustments regardless of type of payor or method of calculation, are reviewed and compared to actual experience.

	Governmental payors	Governmental payors

The majority of services performed on Medicare and Medicaid patients are reimbursed at predetermined reimbursement rates. The differences between the established billing rates (i.e., gross charges) and the predetermined reimbursement rates are recorded as contractual discounts and deducted from gross charges. Under a prospective reimbursement system, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined reimbursement rates. Discounts for retrospectively cost- based revenues, which were more prevalent in periods before 2000, are estimated based on historical and current factors and are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third party intermediaries, which can take several years to resolve completely.	Because the laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, the estimates we record could change by material amounts. Adjustments related to final settlements increased our revenues by the following amounts (in millions):

•      2004 - $7.5;

•      2003 - $6.0; and

• 2002 - $13.0.

	Managed Care	Managed Care

For most managed care plans, estimated contractual allowances are adjusted to actual contractual allowances as cash is received and claims are reconciled. We evaluate the following criteria in developing the estimated contractual allowance percentages each month: historical contractual allowance trends based on actual claims paid by managed care payors; review of contractual allowance information reflecting	If our overall estimated contractual discount percentage on all of our managed care revenues were changed by 1%, our 2004 after-tax income from continuing operations would change by approximately $4.5 million.

This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis

	current contract terms; consideration and analysis of changes in payor mix reimbursement levels; and other issues that may impact contractual allowances.	us to estimate the amount expected to be received and requires a high degree of judgment. It is impacted by changes in managed care contracts and other related factors.

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

Each year, we obtain quotes from various malpractice insurers with respect to the cost of obtaining medical malpractice insurance coverage. We compare these quotes to our most recent actuarially determined estimates of losses at various self-insured retention levels. Accordingly, changes in insurance costs affect the self-insurance retention level we choose each year. As insurance costs have increased in recent years, we have accepted a higher level of risk in self-insured retention levels .
Our reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors and other actuarial assumptions in the determination of reserve estimates. Reserve estimates are discounted to present value using a 5.0% discount rate.

We revise our reserve estimates twice each year based upon the calculations performed by our independent actuaries. Our estimated reserve for professional and general liability claims will be significantly affected if current and future claims differ from historical trends. While we monitor reported claims closely and consider potential outcomes as estimated by our independent actuaries when determining our professional and general liability reserves, the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes complicates the estimation process. In addition, certain states have passed varying forms of tort reform limiting the amount of medical malpractice losses. If such laws are passed in the states where our hospitals are located, our loss estimates could decrease.	During 2004, we ceased receiving reserve estimates from one of the three actuaries that had historically been used to calculate loss reserve estimates. This change in our estimation process reduced our reserve levels and related professional and general liability insurance expense for 2004 by $4.0 million, on a pretax basis, or $0.06 per diluted share. We continue to derive our estimates for financial reporting purposes by using a mathematical average of the actuarial valuations from our other two actuaries. The results of the updated actuarial valuations from these two actuaries reduced our reserve estimates for years prior to 2004 by $2.4 million on a pretax basis, or $0.03 per diluted share, which reduced our professional and general liability expense in 2004.

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

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis

The reserve for professional and general liability claims, included in our balance sheets as of December 31 was as follows (in millions):

     •      2004 - $27.2; and

     •      2003 - $27.5.

The reserve for professional and general liability claims as of the balance sheet dates reflects management’s current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances.

The total cost of professional and general liability coverage, included in our results of operations, was as follows (in millions):

We implemented enhanced risk management processes for monitoring professional and general liability claims and managing losses in high-risk areas during 2002 and 2003 to attempt to reduce loss levels and appropriately manage risk. We refined our estimation process for determining our reserves for professional and general liability claims during 2003 by expanding from using one actuary to using multiple actuaries.

We use the calculations of each actuary and average their results in determining our recorded reserve levels. This averaging process results in a refined estimation approach that we believe produces a more reliable estimate of ultimate losses.	judgmental selection of factors may impact our recorded reserve levels and our results of operations.

We derive our estimates for financial reporting purposes by using a mathematical average of our actuarial results. Changes in our initial estimates of professional and general liability claims are non-cash charges and accordingly, there would be no material impact on our liquidity or capital resources.

• 2004 - $5.4; • 2003 - $8.3; and • 2002 - $10.8.
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

Accounting for income taxes

Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in our income statement.	The first step in determining the deferred tax asset valuation allowance is identifying reporting jurisdictions where we have a history of tax and operating losses or	Our deferred tax liabilities exceeded our deferred tax assets by $26.6 million as of December 31, 2004, excluding the impact of valuation allowances. Historically, we have

Balance Sheet or
Income Statement Caption /
Nature of Critical Estimate Item	Assumptions / Approach Used	Sensitivity Analysis

We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not probable, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance, we must include an expense as part of the income tax provision in our results of operations. Our deferred tax asset balances in our balance sheets as of December 31 were as follows (in millions):

     •      2004 - $51.7; and

     •      2003 - $36.3.

Our valuation allowances for deferred tax assets in our balance sheets as of December 31 were as follows (in millions):

     •      2004 - $3.4; and

     •      2003 - $4.0.

In addition, significant judgment is required in determining and assessing the impact of certain tax- related contingencies. We establish accruals when, despite our belief that our tax return positions are fully supportable, it is probable that we have incurred a loss related to tax contingencies and the loss or range of loss can be reasonably estimated.

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

The second step is to determine the amount of the valuation allowance. We will generally establish a valuation allowance equal to the net deferred tax asset (deferred tax assets less deferred tax liabilities) related to the jurisdiction identified in step one of the analysis. In certain cases, we may not reduce the valuation allowance by the amount of the deferred tax liabilities depending on the nature and timing of future taxable income attributable to deferred tax liabilities.

In assessing tax contingencies, we identify tax issues that we believe may be challenged upon examination by the taxing authorities. We also assess the likelihood of sustaining tax benefits associated with tax planning strategies and reduce tax benefits based on management’s judgment regarding such likelihood. We compute the tax and related interest on each contingency. We then determine the amount of loss, or reduction in tax benefits based upon the foregoing and reflect such amount as a component of the provision for income taxes in the reporting period.

During each reporting period, we assess the facts and circumstances related to recorded tax contingencies. If tax contingencies are no longer deemed probable based upon new facts and circumstances, the contingency is reflected as a reduction of the provision for income taxes in the current period.	produced federal taxable income. Therefore, the likelihood of our not realizing the federal tax benefit of our deferred tax assets is remote.

However, we do have subsidiaries with a history of tax losses in certain state jurisdictions.If our assertion regarding the future profitability of those subsidiaries were incorrect, then our deferred tax assets would be understated by the amount of the valuation allowance of $3.4 million at December 31, 2004.

The IRS may propose adjustments for items we have failed to identify as tax contingencies. If the IRS were to propose and sustain assessments equal to 10% of our taxable income for 2004, we would incur $5.0 million of additional tax payments plus applicable penalties and interest.

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

Results of Operations

Operating Results Summary

     The following tables present summaries of results of operations for the three months ended December 31, 2003 and 2004 and for the years ended December 31, 2002, 2003, and 2004 (dollars in millions, except revenues per equivalent admission):

	Three Months Ended
	December 31,
	2003	2004	Change	% Change
Revenues	$229.2	$257.5	$28.3	12.4%

Salaries and benefits (a)	90.1	102.7	12.6	14.0
Supplies (b)	30.9	33.7	2.8	9.3
Other operating expenses (c)	39.3	42.9	3.6	9.1
Provision for doubtful accounts	20.8	22.2	1.4	6.6
Depreciation and amortization	11.6	13.6	2.0	17.1
Interest expense, net	2.9	2.9	—	(1.0)
ESOP expense	2.0	2.3	0.3	23.0

	197.6	220.3	22.7	11.5

Income from continuing operations before minority interests and income taxes	31.6	37.2	5.6	17.3
Minority interests in earnings of consolidated entities	0.2	0.3	0.1	(9.6)

Income from continuing operations before income taxes	31.4	36.9	5.5	17.6
Provision for income taxes	11.7	13.9	2.2	17.8

Income from continuing operations	$19.7	$23.0	$3.3	17.5

	Three Months Ended December 31,
	2003	2004
	% of Revenues	% of Revenues

Revenues	100.0%	100.0%

Salaries and benefits (a)	39.3	39.9
Supplies (b)	13.5	13.1
Other operating expenses (c)	17.1	16.6
Provision for doubtful accounts	9.1	8.6
Depreciation and amortization	5.1	5.4
Interest expense, net	1.3	1.1
ESOP expense	0.8	0.9

	86.2	85.6

Income from continuing operations before minority interests and income taxes	13.8	14.4
Minority interests in earnings of consolidated entities	0.1	0.1

Income from continuing operations before income taxes	13.7	14.3
Provision for income taxes	5.1	5.3

Income from continuing operations	8.6%	9.0%

	Three Months Ended December 31,
	2003		2004
		% Change		% Change
	Amount	from Prior Year	Amount	from Prior Year

Continuing Operations (j)
Number of hospitals at end of period	28	3.7	29	3.6
Admissions (d)	23,722	20.9	22,769	(4.0)
Equivalent admissions (e)	46,338	22.9	45,744	(1.3)
Revenues per equivalent admission	$4,946	(4.2)	$5,630	13.8
Outpatient factor (e)	1.96	2.1	2.01	2.6
Emergency room visits (f)	110,842	28.0	103,852	(6.3)
Inpatient surgeries	6,281	18.2	6,500	3.5
Outpatient surgeries (g)	18,277	18.1	19,133	4.7
Total surgeries	24,558	18.1	25,633	4.4
Medicare case mix index (i)	1.17	1.7	1.20	2.6

Same-hospital (h):
Revenues	$222.7	N/M	$241.0	8.2
Number of hospitals at end of period	27	N/M	27	—
Admissions (d)	23,135	N/M	21,621	(6.5)
Equivalent admissions (e)	44,912	N/M	42,721	(4.9)
Revenues per equivalent admission	$4,961	N/M	$5,641	13.7
Outpatient factor (e)	1.94	N/M	1.98	2.1
Emergency room visits (f)	107,289	N/M	95,763	(10.7)
Inpatient surgeries	6,115	N/M	6,063	(0.9)
Outpatient surgeries (g)	17,610	N/M	17,582	(0.2)
Total surgeries	23,725	N/M	23,645	(0.3)
Medicare case mix index (i)	1.16	N/M	1.19	2.6

	Years Ended December 31,
	2003	2004	Change	% Change
Revenues	$875.6	$996.9	$121.3	13.9%

Salaries and benefits (a)	352.3	399.4	47.1	13.4
Supplies (b)	114.2	129.1	14.9	13.1
Other operating expenses (c)	155.4	166.8	11.4	7.4
Provision for doubtful accounts	74.1	86.2	12.1	16.3
Depreciation and amortization	43.1	48.1	5.0	11.6
Interest expense, net	12.8	12.6	(0.2)	(1.2)
Debt retirement costs	—	1.5	1.5	N/M
ESOP expense	6.9	9.4	2.5	37.5

	758.8	853.1	94.3	12.4

Income from continuing operations before minority interests and income taxes	116.8	143.8	27.0	23.0
Minority interests in earnings of consolidated entities	0.7	1.0	0.3	33.6

Income from continuing operations before income taxes	116.1	142.8	26.7	22.9
Provision for income taxes	45.9	56.0	10.1	21.7

Income from continuing operations	$70.2	$86.8	$16.6	23.7

	Years Ended December 31,
	2002	2003	Change	% Change
Revenues	$714.9	$875.6	$160.7	22.5%

Salaries and benefits (a)	280.0	352.3	72.3	25.9
Supplies (b)	88.7	114.2	25.5	28.7
Other operating expenses (c)	129.6	155.4	25.8	19.8
Provision for doubtful accounts	49.8	74.1	24.3	48.9
Depreciation and amortization	35.0	43.1	8.1	23.0
Interest expense, net	13.3	12.8	(0.5)	(4.0)
Debt retirement costs	31.0	—	(31.0)	(100.0)
ESOP expense	9.7	6.9	(2.8)	(29.1)

	637.1	758.8	121.7	19.1

Income from continuing operations before minority interests and income taxes	77.8	116.8	39.0	50.3
Minority interests in earnings of consolidated entities	2.2	0.7	(1.5)	(66.7)

Income from continuing operations before income taxes	75.6	116.1	40.5	53.7
Provision for income taxes	32.7	45.9	13.2	40.6

Income from continuing operations	$42.9	$70.2	$27.3	63.8

	Year Ended December 31,
	2002	2003	2004
	% of	% of	% of
	Revenues	Revenues	Revenues
Revenues	100.0%	100.0%	100.0%

Salaries and benefits (a)	39.2	40.2	40.1
Supplies (b)	12.4	13.0	12.9
Other operating expenses (c)	18.1	17.8	16.7
Provision for doubtful accounts	7.0	8.5	8.7
Depreciation and amortization	4.8	4.8	4.9
Interest expense, net	1.9	1.5	1.3
Debt retirement costs	4.3	—	0.1
ESOP expense	1.4	0.8	0.9

	89.1	86.6	85.6

Income from continuing operations before minority interests and income taxes	10.9	13.4	14.4
Minority interests in earnings of consolidated entities	0.3	0.1	0.1

Income from continuing operations before income taxes	10.6	13.3	14.3
Provision for income taxes	4.6	5.3	5.6

Income from continuing operations	6.0%	8.0%	8.7%

	Year Ended December 31,
	2002		2003		2004
		% Change		% Change		% Change
		from		from		from
	Amount	Prior Year	Amount	Prior Year	Amount	Prior Year
Continuing Operations (j):
Number of hospitals at end of period	27	22.7	28	3.7	29	3.6
Admissions (d)	74,488	10.4	88,695	19.1	91,772	3.5
Equivalent admissions (e)	142,570	16.3	175,439	23.1	183,819	4.8
Revenues per equivalent admission	$5,015	3.9	$4,991	(0.5)	$5,423	8.7
Outpatient factor (e)	1.91	4.9	1.98	3.7	2.0	1.0
Emergency room visits (f)	329,922	14.2	408,321	23.8	416,060	1.9
Inpatient surgeries	20,480	16.5	24,528	19.8	26,235	7.0
Outpatient surgeries (g)	59,950	16.0	71,488	19.2	75,508	5.6
Total surgeries	80,430	16.1	96,016	19.4	101,743	6.0
Medicare case mix index (i)	1.15	—	1.17	1.7	1.18	0.9

Same-hospital (h):
Revenues	N/M	N/M	$869.1	N/M	$951.7	9.5
Number of hospitals at end of period	N/M	N/M	27	N/M	27	—
Admissions (d)	N/M	N/M	88,108	N/M	88,461	0.4
Equivalent admissions (e)	N/M	N/M	174,013	N/M	175,064	0.6
Revenues per equivalent admission	N/M	N/M	$4,995	N/M	$5,436	8.8
Outpatient factor (e)	N/M	N/M	1.98	N/M	1.98	—
Emergency room visits (f)	N/M	N/M	404,768	N/M	392,422	(3.1)
Inpatient surgeries	N/M	N/M	24,362	N/M	25,030	2.7
Outpatient surgeries (g)	N/M	N/M	70,821	N/M	71,077	0.4
Total surgeries	N/M	N/M	95,183	N/M	96,107	1.0
Medicare case mix index (i)	N/M	N/M	1.17	N/M	1.18	0.9

N/M – not meaningful.

(a)	Represents our cost of salaries and benefits, including employee health benefits and workers compensation insurance, for all hospital and corporate employees and contract labor.

(b)	Includes our hospitals’ costs for pharmaceuticals, blood, surgical instruments and all general supply items, including the cost of freight.

(c)	Consists primarily of contract services, physician recruitment, professional fees, repairs and maintenance, rents and leases, utilities, insurance, marketing and non-income taxes.

(d)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and used by management and investors as a general measure of inpatient volume.

(e)	Management and investors use equivalent admissions as a general measure of combined inpatient and outpatient volume. We compute equivalent admissions by multiplying admissions (inpatient volume) by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the resulting amount by gross inpatient revenue). The equivalent admissions computation “equates” outpatient revenue to the volume measure (admissions) used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(f)	Represents the total number of hospital-based emergency room visits.

(g)	Outpatient surgeries are those surgeries that do not require admission to our hospitals.

(h)	Same-hospital information excludes the operations of hospitals that we acquired after January 1, 2003 and Bartow, which is held for sale. The costs of corporate overhead are included in same-hospital information.

(i)	Refers to the acuity or severity of illness of an average Medicare patient at our hospitals.

(j)	Continuing operations information excludes the operations of Bartow, which we plan to sell and is classified as held for sale. All historical amounts have been restated to exclude the operations of Bartow. Please refer to Note 3 of our consolidated financial statements included elsewhere herein for a discussion of this potential asset sale.

For the Quarters Ended December 31, 2003 and 2004

     Revenues

     Our revenues for the quarter ended December 31, 2004 increased by $28.3 million, or 12.4%, to $229.2 million compared to the quarter ended December 31, 2003. This increase is attributable to a number of factors, including:

•	$18.3 million from our same-hospital revenues; and

•	$10.0 million from our 2003 acquisition of Spring View Hospital and 2004 acquisition of River Parishes Hospital.

     Adjustments to estimated reimbursement amounts increased our revenues by $3.7 million for the quarter ended December 31, 2004 compared to decreasing our revenues by $0.1 million for the quarter ended December 31, 2003. Of the $3.7 million in revenues during the quarter ended December 31, 2004, $2.3 million related to Medicaid settlements, which covered a number of settlement years at one of our rural health clinics. We employ the physicians at this clinic and these settlements also increased their salary and wages. The net impact on our income from continuing operations before income taxes was only $0.2 million. Our DSH payments from Medicare for the quarter ended December 31, 2004 were $6.5 million, an increase of $4.1 million over the same period in 2003. This increase is primarily the result of the DSH payment increases under MMA.

     Our same-hospital inpatient revenues for the quarter ended December 31, 2004 increased by $3.2 million, or 2.8%, to $118.1 million compared to the quarter ended December 31, 2003. However, our same-hospital admissions decreased by 6.5% in the quarter ended December 31, 2004 as compared to the quarter ended December 31, 2003.

The primary factor that caused this volume decrease was a 28.8% decrease in respiratory or flu-related admissions in the quarter ended December 31, 2004 as compared to the same period in 2003. This decrease was partially offset by increases in musculoskeletal and circulatory admissions, which involve higher intensity procedures. The increase in higher intensity procedures is the result of capital spending at our facilities and strong physician recruitment in the past year. Although our inpatient surgery cases decreased slightly in the quarter ended December 31, 2004 as compared to the same period in 2003, our higher acuity cases such as orthopaedic and cardiovascular surgeries increased.

     Our same-hospital outpatient revenues for the quarter ended December 31, 2004 increased by $15.5 million, or 14.8%, to $120.3 million compared to the quarter ended December 31, 2003. This outpatient growth was largely driven by an increase in radiology procedures such as CT-scans and MRIs, cardiac catheterization procedures and nuclear medicine cases. This increase was partially offset by a slight decrease in same-hospital outpatient surgeries and a 10.7% decrease in same-hospital emergency room visits. This large decrease was primarily the result of a decline in flu-related cases. Outpatient surgeries declined slightly, primarily as a result of competition with a new physician-owned surgery center near our Dodge City, Kansas hospital.

     After factoring all of the above, our equivalent admissions decreased on a same-hospital basis for the quarter ended December 31, 2004 compared to the same period in 2003. As it relates to pricing and acuity, our same-hospital revenues per equivalent admission for the quarter ended December 31, 2004 increased by $680 per equivalent admission over the same period in 2003, reflecting positive reimbursement trends and higher intensity procedures, as discussed above.

     The table below shows the sources of our revenues for the quarters ended December 31, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-hospital
	2003	2004	2003	2004
Medicare	36.6%	36.5%	36.7%	37.1%
Medicaid	11.0	11.4	11.0	11.7
HMOs, PPOs and other private insurers	39.8	38.8	39.8	38.8
Self Pay	8.7	9.2	8.5	8.9
Other	3.9	4.1	4.0	3.5

Total	100.0%	100.0%	100.0%	100.0%

     Expenses

     Salaries and benefits as a percentage of revenues increased from 39.3% for the quarter ended December 31, 2003 to 39.9% for the quarter ended December 31, 2004, primarily as a result of our recent acquisition of River Parishes Hospital, which had higher salaries and benefits as a percentage of revenues than our average and the increases in salaries to the employed physicians at the rural health clinic as a result of the Medicaid settlements described in “Revenues” above. Man-hours per equivalent admission increased 5.9% for the quarter ended December 31, 2004 over the same period last year. We had a 9.1% increase in salaries and benefits per man-hour in the quarter ended December 31, 2004 compared to the same period in 2003, primarily because of an increase in employee benefit costs. However, our contract labor costs decreased by 11.2% to $2.7 million in the quarter ended December 31, 2004 compared to $3.0 million in the quarter ended December 31, 2003. Appropriate staffing and minimizing the use of contract labor will continue to be a significant initiative for us.

     Supply costs as a percentage of revenues decreased from 13.5% for the quarter ended December 31, 2003 to 13.1% for the quarter ended December 31, 2004, on a consolidated basis. On a consolidated and same-hospital basis, our cost of supplies per equivalent admission increased 10.7% and 10.5%, respectively, in the quarter ended December 31, 2004 as a result of rising supply costs compared to the same period in 2003, particularly in the pharmaceutical, cardiac and orthopaedic hip and joint implant areas. This was partially offset because our same-hospital surgeries, which generally incur higher supply costs per equivalent admission, decreased for the quarter ended December 31, 2004 over the same period in 2003.

     Other operating expenses as a percentage of revenues decreased from 17.1% for the quarter ended December 31, 2003 to 16.6% for the quarter ended December 31, 2004, primarily as a result of the 12.4% increase in our revenues, which grew at a faster rate than our other operating expenses. This is because a portion of our other operating expenses are fixed and not volume driven. Our professional and general liability insurance expense was a negative $1.1 million during the quarter ended December 31, 2004 compared to $0.7 million in the quarter ended December 31, 2003. This decrease relates to favorable loss experience as reflected in our year-end external actuarial reports and our 2004 change to cease using one of our actuaries to estimate projected losses under the self-insured portion of our insurance program, as further discussed above in the “Critical Accounting Estimates.” We believe the favorable loss experience was a direct result of our implementation of risk management programs, risk assessment surveys and follow-up, and quality care programs instituted. Our physician recruiting costs increased from $3.5 million in the quarter ended December 31, 2003 to $4.6 million in the quarter ended December 31, 2004 as a result of our increased number of recruited physicians. Our HCA information technology services expenses for the quarter ended December 31, 2004 was $4.7 million compared to $3.8 million for the same period in 2003 as a result of an increased number of hospitals and information system conversion fees.

     Provision for doubtful accounts as a percentage of revenues decreased from 9.1% for the quarter ended December 31, 2003 to 8.6% for the quarter ended December 31, 2004. We have implemented numerous programs at our facilities to increase cash collections prior to or at the time the service is provided without limiting the access to healthcare services for those unable to pay for such services. The provision for doubtful accounts related primarily to self-pay amounts due from patients. Our self-pay revenues, net of charity and indigent care write-offs, increased by 18.9% from $20.1 million for the quarter ended December 31, 2003 to $23.7 million for the quarter ended December 31, 2004. The factors influencing this increase are primarily a combination of broad economic factors, including the increased number of uninsured patients and health care plan design changes that resulted in increased co-payments and deductibles.

     Depreciation and amortization expense increased to $13.6 million in the quarter ended December 31, 2004 from $11.6 million in the quarter ended December 31, 2003, primarily as a result of our acquisitions and depreciation associated with recently completed capital improvements at our facilities.

     The provision for income taxes from continuing operations increased to $13.9 million in the quarter ended December 31, 2004 from $11.7 million in the quarter ended December 31, 2003. The income tax provisions from continuing operations reflected an effective income tax rate of 37.5% for the quarter ended December 31, 2004 compared to 37.4% for the quarter ended December 31, 2003.

For the Years Ended December 31, 2003 and 2004

     Revenues

     Our revenues for 2004 increased by $121.3 million, or 13.9%, to $996.9 million compared to 2003. This increase is attributable to:

•	$82.6 million increase in our same-hospital revenues; and

•	$38.7 million in revenues from our 2003 acquisition of Spring View Hospital and 2004 acquisition of River Parishes Hospital.

     Adjustments to estimated reimbursement amounts increased our revenues by $7.5 million for 2004 compared to $6.0 million for 2003. In addition, as discussed in Note 1 to our consolidated financial statements, we recognized $3.2 million in additional revenues during 2004 following the confirmation by CMS of a Medicare disproportionate share (“DSH”) designation at one of our hospitals. Our DSH payments from Medicare for 2004 were $21.2 million, an increase of $11.2 million over 2003. This increase is primarily the result of the DSH payment increases under MMA.

     Our same-hospital inpatient revenues for 2004 increased by $42.3 million, or 10.0%, to $463.4 million compared to 2003. The primary factors causing this change were increases in admissions and inpatient surgeries, which involve higher intensity procedures. The increase in higher intensity procedures is the result of capital spending at our facilities and strong physician recruitment in the past year.

     Our same-hospital outpatient revenues for 2004 increased by $40.2 million, or 9.2%, to $477.7 million compared to 2003. This outpatient growth was largely driven by a 0.4% increase in same-hospital outpatient surgeries, an increase in radiology procedures such as CT-scans and MRIs, as well as cardiac catheterization procedures. In addition, the $40.2 million increase in revenues includes $3.2 million from the Medicare DSH designation described in Note 1 to our consolidated financial statements in this report.

     After factoring all of the above, our equivalent admissions increased by 0.6% on a same-hospital basis for 2004 compared to 2003. As it relates to pricing and acuity, our same-hospital revenues per equivalent admission for 2004 increased 8.8%, or $441 per equivalent admission, over 2003 reflecting positive reimbursement trends and higher intensity procedures as discussed above.

     The table below shows the sources of our revenues for the years ended December 31, expressed as percentages of total revenues:

	Continuing Operations		Same-hospital
	2003	2004	2003	2004
Medicare	35.9%	36.9%	36.6%	37.3%
Medicaid	10.9	11.2	10.9	11.3
HMOs, PPOs and other private insurers	40.5	38.7	39.8	38.7
Self Pay	8.6	9.3	8.6	9.0
Other	4.1	3.9	4.1	3.7

Total	100.0%	100.0%	100.0%	100.0%

     Expenses

     Salaries and benefits decreased slightly as a percentage of revenues for 2004 as compared to 2003, primarily as a result of the 13.9% increase in our revenues. Man-hours per equivalent admission increased 1.2% for 2004 over 2003. In addition, we had a 6.1% increase in salaries and benefits per man-hour in 2004 compared to 2003. However, our contract labor costs decreased by 8.9% to $12.2 million in 2004 compared to $13.4 million in 2003. Appropriate staffing and minimizing the use of contract labor will continue to be a significant initiative for us.

     Supply costs as a percentage of revenues decreased slightly for 2004 as compared to 2003, primarily as a result of the increase in our revenues. On both a consolidated and same-hospital basis, our cost of supplies per equivalent admission increased 7.9% in 2004 as a result of rising supply costs compared to 2003, particularly in the pharmaceutical, cardiac and spine and joint implant areas. In addition, our same-hospital surgeries, which generally incur higher supply costs per equivalent admission, increased by 1.0% for 2004 over 2003.

     Other operating expenses as a percentage of revenues decreased from 17.8% in 2003 to 16.7% in 2004, primarily as a result of the 13.9% increase in our revenues and a $2.9 million decrease in our professional and general liability insurance expense. A portion of our other operating expenses are fixed and not volume driven. Our professional and general liability insurance expense was $5.4 million during 2004 compared to $8.3 million in 2003. This decrease relates to favorable loss experience as reflected in our year-end external actuarial reports and our estimate changes regarding the use of multiple actuaries to estimate projected losses under the self-insured portion of our insurance program, as further discussed above in the “Critical Accounting Estimates,” included elsewhere herein. However, our physician recruiting costs increased from $12.0 million in 2003 to $14.8 million in 2004 as a result of our increased number of recruited physicians. Our HCA information technology services expense for 2004 increased to $15.8 million compared to $13.7 million in 2003 as a result of an increased number of hospitals and information system conversion fees.

     Provision for doubtful accounts increased as a percentage of revenues from 8.5% in 2003 to 8.7% in 2004. The provision for doubtful accounts related primarily to self-pay amounts due from patients. Our self-pay revenues, net of charity and indigent care write-offs, increased by 22.7% from $75.7 million for 2003 to $92.9 million for 2004. The factors influencing this increase are primarily a combination of broad economic factors, including the increased number of uninsured patients and plan design changes increasing co-payments and deductibles. On a same-hospital basis, the provision for doubtful accounts remained constant as a percentage of revenues at 8.5% for both 2004 and 2003. We have implemented numerous programs at our facilities to increase cash collections prior to or at the time the service is provided without limiting the access to healthcare services for those unable to pay for such services.

     Depreciation and amortization expense increased to $48.1 million in 2004 from $43.1 million in 2003, primarily as a result of our acquisitions and depreciation associated with recently completed capital improvements at our facilities.

     The provision for income taxes from continuing operations increased to $56.0 million in 2004 from $45.9 million in 2003. The income tax provisions from continuing operations reflected an effective income tax rate of 39.2% for 2004 compared to 39.6% for 2003. The effective tax rate decreased primarily as a result of decreases to valuation allowances attributable to state net operating losses.

For the Years Ended December 31, 2002 and 2003

     Revenues

     Our revenues for 2003 increased by $160.7 million, or 22.5%, to $875.6 million compared to 2002. This increase is attributable to a number of factors, including:

•	$34.8 million from our same-hospital revenues, excluding adjustments to estimated reimbursement amounts and including a $2.9 million decrease in non-patient revenues;

•	$126.5 million increase from our 2002 acquisitions (our 2002 acquisitions had revenues of $140.1 million and $13.6 million in 2003 and 2002, respectively);

•	$6.4 million from our 2003 acquisition of Spring View Hospital; and

•	$7.0 million net decrease in our adjustments to estimated reimbursement amounts. Adjustments to estimated reimbursement amounts resulted in an increase to net revenues of $6.0 million in 2003 compared to $13.0 million in 2002. Net adjustments of $5.0 million of the $13.0 million in 2002 related to the favorable settlement of a Kentucky inpatient Medicaid rate appeal that covered the period January 1, 1996 through June 30, 2002. The remaining $8.0 million of adjustments related primarily to cost reports that were delayed by outpatient PPS. The adjustments to estimated reimbursement amounts had a favorable diluted earnings per share effect of $0.08 for 2003 and $0.17 for 2002.

     Our same-hospital inpatient revenues, excluding adjustments to estimated reimbursement amounts, in 2003 increased by $16.6 million, or 5.1%, to $344.9 million compared to 2002. Our same-hospital Medicare case mix increased from 1.16 in 2002 to 1.18 in 2003. A primary driver in the case mix increase was our open-heart program at Lake Cumberland Regional Hospital that opened in the fourth quarter of 2002. In addition, we had a 0.8% increase in our inpatient surgeries in 2003 compared to 2002, on a same-hospital basis.

     Our same-hospital outpatient revenues, excluding adjustments to estimated reimbursement amounts, in 2003 increased by $21.8 million, or 6.3%, to $369.3 million compared to 2002. This outpatient growth was largely driven by a 1.5% increase in same-hospital outpatient surgeries and a 1.9% increase in same-hospital emergency room visits.

     After factoring all of the above, our equivalent admissions increased by 1.0% on a same-hospital basis in 2003 compared to 2002. As it relates to pricing and acuity, our same-hospital revenues per equivalent admission for 2003 were up 2.9%, or $148 per equivalent admission, over 2002. Revenues per equivalent admission on our 2002 acquisitions were approximately $1,000 less than our same-hospital revenues per equivalent admission during 2003 because our 2002 acquisitions are located in states with lower reimbursement levels.

     The table below shows the sources of our revenues for the years ended December 31, expressed as percentages of total revenues, including adjustments to estimated reimbursement amounts:

	Continuing Operations		Same-hospital
	2002	2003	2002	2003
Medicare	35.4%	35.9%	35.5%	36.2%
Medicaid	11.6	10.9	11.7	11.1
HMOs, PPOs and other private insurers	43.0	40.5	43.1	42.5
Self Pay	8.1	8.6	7.9	8.1
Other	1.9	4.1	1.8	2.1

Total	100.0%	100.0%	100.0%	100.0%

     Expenses

     Salaries and benefits increased as a percentage of revenues primarily as a result of our 2002 acquisitions, which had higher than average salaries and benefits as a percentage of our revenues. Salaries and benefits in 2003 were approximately 45.3% as a percentage of revenues for our 2002 acquisitions. On a same-hospital basis, salaries and benefits increased as a percentage of revenues to 39.2% in 2003 compared to 38.9% in 2002. This was primarily due to a 4.8% increase in same-hospital salaries and benefits per man-hour in 2003 compared to 2002. However, our productivity improved with a 1.0% decrease in our man-hours per equivalent admission. In addition, our same-hospital contract labor increased by 12.4% to $12.1 million in 2003 compared to $10.7 million in 2002 as a result of continuing clinical labor shortages in some of our communities.

     Supply costs as a percentage of revenues increased in 2003 compared to 2002. On a same-hospital basis, supply costs increased as a percentage of revenues to 12.9% in 2003 from 12.3% in 2002. On a same-hospital basis, our cost of supplies per equivalent admission increased 7.4% as a result of rising supply costs, particularly in the pharmaceutical and cardiac areas. In addition, we opened our new open-heart unit at Lake Cumberland Regional Hospital during the fourth quarter of 2002, which also contributed to the increase in our supply costs per equivalent admission. We utilize the group-purchasing and supplies management services of HealthTrust Purchasing Group, which makes certain national supply and equipment contracts available to our facilities.

     Other operating expenses decreased as a percentage of revenues in 2003 from 2002. On a same-hospital basis, other operating expenses decreased as a percentage of revenues to 17.5% in 2003 from 18.0% in 2002 primarily as a result of lower professional and general liability insurance expense. Our professional and general liability insurance expense was $8.3 million during 2003 compared to $10.8 million in 2002. This decrease relates to favorable loss experience as reflected in our external actuarial reports and our 2003 change to using multiple actuaries to estimate projected losses under the self-insured portion of our insurance program, as discussed above in the “Critical Accounting Estimates.” Our physician recruiting costs increased from $5.8 million in 2002 to $12.0 million in 2003 as a result of our increased number of recruited physicians.

     Provision for doubtful accounts increased as a percentage of revenues in 2003 compared to 2002. The provision for doubtful accounts related primarily to self-pay amounts due from patients. Our self-pay revenues for 2003 increased by 31.4% to $75.7 million compared to $57.6 million in 2002. The factors influencing this increase are a combination of broad economic factors, including the increased number of uninsured patients, employers shifting costs to employees through higher co-payments and higher unemployment rates. In addition, our 2002 acquisitions had a higher than average provision for doubtful accounts as a percentage of our revenues. Provision for doubtful accounts as a percentage of revenues for our 2002 acquisitions was 14.8% for 2003. On a same-hospital basis, the provision for doubtful accounts also increased as a percentage of revenues to 7.2% in 2003 from 6.8% in 2002 as a result of the same factors described above.

     Depreciation and amortization expense increased in 2003 compared to 2002, primarily as a result of our 2002 and 2003 acquisitions and depreciation associated with capital improvements at our facilities. Depreciation expense associated with our 2002 and 2003 acquisitions was $6.6 million for 2003. Same-hospital depreciation and amortization expense was $36.5 million in 2003 compared to $34.5 million in 2002.

     We repurchased all of our $150.0 million 10 3/4% Senior Subordinated Notes during 2002. In connection with these repurchases, we incurred debt retirement costs of $31.0 million which consisted of $26.5 million in premiums, commissions and fees paid for the repurchases and $4.5 million in non-cash net deferred loan cost write-offs.

     The provision for income taxes increased in 2003 compared to 2002. The income tax provisions reflected an effective income tax rate from continuing operations of 39.6% for 2003 compared to 43.3% for 2002. The effective tax rate decrease was attributable to a decrease in the ESOP permanent difference and a reduction in tax contingencies relating to adjustments to IRS examination issues as a result of the IRS issuing its findings during 2003. Please refer to Note 5 to our consolidated financial statements in this report for more information related to the IRS findings.

Liquidity and Capital Resources

Liquidity

     Our primary sources of liquidity are cash flows provided by our operations and our revolving credit facility. Our liquidity for 2003 and 2004 was derived primarily from net cash provided by operating activities.

     Cash flows from continuing operations for the years ended December 31 were as follows (in millions):

Source (use) of cash flows	2002	2003	2004
Operating activities	$114.3	$105.0	$148.6
Investing activities	(221.5)	(84.2)	(113.6)
Financing activities	75.7	(21.0)	(37.8)

Net change in cash and cash equivalents from continuing operations	$(31.5)	$(0.2)	$(2.8)

Interest payments	$16.3	$12.4	$12.1

Income taxes paid, net	$21.0	$41.4	$44.6

Working capital as of December 31, excluding assets and liabilities held for sale	$67.5	$102.1	$115.9

2004

     Operating activities

     The $43.6 million increase in cash flows provided by continuing operating activities for 2004 as compared to 2003 is primarily a result of:

•	increased income from continuing operations of $16.6 million in 2004 as compared to 2003; and

•	improved cash flows from operations related to changes in working capital of $20.1 million in 2004 as compared to 2003, partially because of the collection of receivables that were delayed in 2003 from the difficulties that some of our Medicare intermediaries experienced complying with HIPAA. However, we paid $3.2 million more in income taxes during 2004 as compared to 2003 as a result of an increase in our net income.

     Investing activities

     Cash used in continuing investing activities during 2004 consisted primarily of capital improvement costs of $82.0 million, the $24.8 million purchase price and direct transaction costs of River Parishes Hospital, the $0.5 million direct transaction costs and working capital settlement of Spring View Hospital, the $3.6 million direct transaction costs related to the Province acquisition, and $1.5 million related to our purchase of a surgery center in Sulligent, Alabama. Our routine capital expenditures decreased from $22.7 million in 2003 to $21.6 million in 2004 as a result of a higher number of routine projects during 2003. Cash used in investing activities for 2003 primarily consisted of capital improvement costs of $68.3 million and the initial purchase price of Spring View Hospital of $15.7 million.

     Financing activities

     Cash used in continuing financing activities during 2004 consisted primarily of $29.9 million used to repurchase our convertible notes, including $0.9 million in cash premium costs, and $50.0 million repayments under our revolving credit facility. These activities were partially offset by $30.0 million borrowed under our revolving credit facility and $10.2 million in proceeds from stock option exercises and purchases of shares under our employee stock purchase plans. We used approximately $24.5 million of the $30.0 million revolving credit facility borrowing to acquire River Parishes Hospital.

2003

     Operating activities

     The decrease in cash flows from continuing operating activities in 2003 compared to 2002 primarily reflects:

•	Higher tax payments of approximately $20.4 million in 2003, primarily as a result of the tax benefit associated with our debt retirement costs during 2002, which reduced income tax payments in 2002, and approximately $6.6 million of prepaid tax payments related to our pending IRS examination settlement, as discussed in Note 5 to our consolidated financial statements in this report.

•	Higher revenues in December 2003 compared to December 2002 as a result of higher admissions in December 2003. In addition, some of our Medicare intermediaries experienced some technical difficulties complying with HIPAA as we electronically submitted our bills, thereby slowing our collections. These factors led to a $16.4 million increase in our consolidated accounts receivable balance as of December 31, 2003 compared to December 31, 2002.

•	An increase in our working capital, excluding assets and liabilities held for sale, by $34.6 million from December 31, 2002 to December 31, 2003. This increase was primarily the result of the increases in accounts receivable and income taxes receivable, as discussed above. The increase in accounts receivable increased our net revenue days in accounts receivable at December 31, 2003, exclusive of our 2002 and 2003 acquisitions, to 37.5 days compared to 35.4 days at December 31, 2002.

     Investing activities

     Cash used in continuing investing activities primarily consisted of capital improvement costs of $68.3 million and the purchase of Spring View Hospital for $15.8 million, including direct transaction costs and working capital. We used our available cash to finance the cost of this acquisition. Our routine capital expenditures increased from $18.7 million in 2002 to $22.7 million in 2003 as a result of an increased base of fixed assets.

     Financing activities

     Cash used in continuing financing activities consisted primarily of $45.7 million in repurchases of common stock, partially offset by $20.0 million borrowed under our revolving credit facility.

Capital Resources

     Revolving Credit Facility

     Our revolving credit facility provides for borrowings up to $200.0 million, expires in June 2006, is guaranteed by substantially all of our current and future subsidiaries and is secured by substantially all of our assets. The revolving credit facility requires that we comply with certain financial covenants, including:

	Requirement	Level at December 31, 2004
Maximum permitted consolidated leverage ratio	<3.50 to 1.00	1.06 to 1.00
Maximum permitted consolidated senior leverage ratio	<2.50 to 1.00	0.04 to 1.00

Minimum permitted consolidated interest coverage ratio	>3.50 to 1.00	15.51 to 1.00

Minimum permitted consolidated net worth	>$269.9 million	$509.5 million
Maximum capital expenditures – last twelve months	<$136.1 million	$82.3 million

     The revolving credit facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends, with respect to all of which we were in compliance as of December 31, 2004. During the second quarter of 2004, we entered into an amendment under the revolving credit facility that allows us to repurchase up to $150.0 million of our convertible notes. As of December 31, 2004, we had no outstanding indebtedness under our revolving credit facility and letters of credit in the aggregate amount of $8.3 million outstanding, leaving $191.7 million available under our revolving credit facility. We repaid the $20.0 million of indebtedness outstanding under our revolving credit facility in February 2004 with our available cash. In addition, we borrowed $30.0 million under our revolving credit facility in 2004 to fund our acquisition of River Parishes Hospital and for general corporate purposes. Subsequently during 2004, we used our available cash to repay the $30.0 million of indebtedness outstanding under the revolving credit facility.

     The applicable interest rate under the revolving credit facility is based on a rate, at our option, equal to either (i) LIBOR plus a margin ranging from 1.25% to 2.25% or (ii) prime plus a margin ranging from 0% to 0.5%, both depending on our consolidated total debt to consolidated EBITDA ratio, as defined, for the most recent four quarters.

     Our revolving credit facility does not contain provisions that would accelerate the maturity date of our debt upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to renew our existing credit facility or obtain access to new credit facilities or other capital sources in the future and could increase the cost of such facilities and other capital sources. Our credit ratings as of December 31, 2004 were as follows:

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

Convertible Notes

     On May 22, 2002, we sold 4 1/2% Convertible Subordinated Notes due 2009 in the aggregate principal amount of $250 million (the “Convertible Notes”). The net proceeds of approximately $242.5 million were used for acquisitions, capital improvements at our existing facilities, repurchase of our 10 3/4% Senior Subordinated Notes, working capital and general corporate purposes. The Convertible Notes bear interest at the rate of 4 1/2% per year, payable semi-annually on June 1 and December 1. The Convertible Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $47.36 per share. The conversion price is subject to adjustment in certain circumstances. We may redeem all or a portion of the Convertible Notes on or after June 3, 2005, at the then current redemption prices, plus accrued and unpaid interest. Holders of the Convertible Notes may require us to repurchase all of the holder’s Convertible Notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control, as defined. The Convertible Notes are unsecured and subordinated to our existing and future senior indebtedness and senior subordinated indebtedness. The Convertible Notes rank junior to our other liabilities. The indenture governing the Convertible Notes does not contain any financial covenants.

     We repurchased $29.0 million of our $250.0 million Convertible Notes during 2004 and paid a premium of $0.9 million on these repurchases. These repurchases reduced the number of shares of common stock that were reserved for issuance upon conversion of the Convertible Notes from 5,278,825 shares to 4,666,481 shares.

Liquidity and Capital Resources Outlook

     We have received a commitment from Citigroup North America, Inc. and its affiliates (“Citigroup”) to finance the cash consideration for the acquisition of Province, to refinance Province’s existing debt and to provide for the ongoing working capital and general corporate needs of our newly combined company. The commitment provides for up to $1.325 billion in term loans and up to $400 million in revolving loans on customary terms and conditions.

     We expect the level of capital expenditures in 2005 to be in a range of $150.0 million to $160.0 million, including Province’s facilities. We have large projects in process at a number of our facilities. We are reconfiguring some of our hospitals to more effectively accommodate patient services and restructuring existing surgical capacity in some of our hospitals to permit additional patient volume and a greater variety of services. At December 31, 2004, we had projects under construction with an estimated additional cost to complete and equip of approximately $71.5 million. We anticipate that these projects will be completed over the next three years. We anticipate funding these expenditures through cash provided by operating activities, available cash and borrowings under our revolving credit facility.

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

     We have never declared or paid dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any dividends on our common stock. Our Board of Directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, our credit facilities impose restrictions on our ability to pay dividends. During 2003, we repurchased approximately 2.1 million shares of our common stock for an aggregate price of approximately $45.7 million, which computes to an average price paid per share of $22.10.

     We believe that cash flows from operations, amounts available under our revolving credit facility, amounts committed from Citigroup, and our anticipated access to capital markets are sufficient to fund the purchase price for the acquisition of Province and potential other acquisitions, meet expected liquidity needs, including repayment of all of our and Province’s debt obligations at or prior to maturity, planned capital expenditures and other expected operating needs over the next three years.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

     Contractual Obligations

     We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are required to make certain minimum lease payments for the use of property under certain of our operating lease agreements.

     The following table summarizes our significant contractual obligations as of December 31, 2004 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payments Due by Period
Contractual Obligations	Total	2005	2006-2007	2008-2009	After 2009

Long-term debt obligations (a)	$264.9	$9.9	$19.9	$235.1	$—
Capital lease obligations	0.1	0.1	—	—	—
Operating lease obligations (b)	20.5	5.3	7.6	3.9	3.7
Other long-term liabilities (c)	—	—	—	—	—
Purchase obligations (d)	120.5	45.9	40.6	34.0	—

Total	$406.0	$61.2	$68.1	$273.0	$3.7

(a)	Included in long-term debt obligations are principal and interest owed on our Convertible Notes. This obligation is explained further in Note 6 to our consolidated financial statements in this report.

(b)	We enter into operating leases in the normal course of business. Substantially all of our lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. The above table reflects our future minimum operating lease payments. Please refer to Note 8 to our consolidated financial statements in this report for more information regarding our operating leases.

(c)	We had a $28.4 million other long-term liability balance on our consolidated balance sheet as of December 31, 2004. This balance reflected a $27.2 million reserve for professional and general liability claims and $1.2 million related to other liabilities. We excluded the $27.2 million reserve for professional and general liability claims and $1.2 million of other liabilities from this table due to the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such amounts. Please refer to the “Critical Accounting Estimates – Professional and General Liability Reserves” above for more information..

(d)	The following table summarizes our significant purchase obligations as of December 31, 2004 and the future periods in which such obligations are expected to be settled in cash (in millions):

	Payments Due by Period
Purchase Obligations	Total	2005	2006-2007	2008-2009	After 2009

HCA-IT services (e)	$77.5	$14.3	$30.4	$32.8	$—
Capital expenditure obligations (f), (g)	11.8	9.1	2.7	—	—
Physician commitments (h)	9.5	9.3	0.2	—	—
GEMS obligations (i)	2.9	2.9	—	—	—
Other purchase obligations (j)	18.8	10.3	7.3	1.2	—

Total	$120.5	$45.9	$40.6	$34.0	$—

(e)	HCA-IT provides various information systems services, including, but not limited to, financial, clinical, patient accounting and network information services to us under a contract that was recently extended through December 31, 2009. Please refer to the “Arrangements Relating to the Distribution” section in Part I, Business in this report for more information. The amounts in the above table are based on estimated fees that will be charged to our 30 hospitals as of December 31, 2004 with an annual fee increase that is capped by the consumer price index increase. We used a 4.0% annual rate increase as the estimated consumer price index increase for the contract period. These fees will increase if we acquire additional hospitals (including the acquisition of Province) and use HCA-IT for information system conversion services at the acquired hospitals.

(f)	Pursuant to the asset purchase agreement for Logan Regional Medical Center, we have agreed to expend, regardless of the results of the hospital’s operations, at least $20.0 million in the aggregate for capital expenditures and improvements during the ten-year period following the date of acquisition of December 1, 2002. We have incurred approximately $8.2 million of the required capital improvements as of December 31, 2004.

(g)	We had projects under construction with an estimated additional cost to complete and equip of approximately $71.5 million as of December 31, 2004. Since we can terminate substantially all of the related construction contracts at any time without paying a termination fee, such cost is excluded from the above table except for the amounts disclosed in footnote (f) above. In addition, as discussed in Part I, Item 3, Legal Proceedings of this report, we may be required to make significant expenditures in order to bring our facilities into compliance with the ADA. We are currently unable to estimate the costs that could be associated with modifying our facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities.

(h)	In consideration for a physician relocating to one of our communities and agreeing to engage in private practice for the benefit of the respective community, we may loan certain amounts to a physician, normally over a period of one year, to assist in establishing his or her practice. We have committed to advance a maximum amount of approximately $23.7 million as of December 31, 2004. The actual amount of such commitments to be advanced often depends upon the financial results of a physician’s private practice during the loan period. The physician commitment amounts reflected in the above table were estimated based on our historical amounts actually paid to physicians.

(i)	General Electric Medical Services (“GEMS”) provides diagnostic imaging equipment maintenance and bio-medical services to us pursuant to a contract that expires in the first quarter of 2005. The amounts in the above table reflect our obligation based on the equipment we owned as of December 31, 2004. During the first quarter of 2005, we have entered into a new contract with GEMS that is effective for the period April 1, 2005 through March 31, 2008. We are still assessing the impact of this new contract on our contractual obligations, and we plan to disclose that impact in our first quarter 2005 Form 10-Q.

(j)	Reflects our minimum commitments to purchase goods or services under non-cancelable contracts as of December 31, 2004.

     Province Commitment

     As described previously in our “Executive Summary”, we entered into a definitive agreement to acquire Province Healthcare Company for approximately $1.7 billion in cash, stock, and the assumption of debt. This transaction is subject to the approval by each company’s stockholders, receipt of necessary financing and certain other conditions. We will incur indebtedness to pay the cash portion of the consideration to be paid to Province stockholders and to refinance certain existing debt of both companies.

     Legal and Tax Matters

     As disclosed in Note 5 and Note 8 to our consolidated financial statements in this report, we have exposure for certain legal and tax matters.

     Off-Balance Sheet Arrangements

     We had standby letters of credit outstanding of approximately $8.3 million as of December 31, 2004. Of this amount, $8.2 million was related to the self-insured retention levels of our professional and general liability insurance programs as security for the payment of claims and $0.1 million was related to obligations to certain utility companies.

Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board (“FASB”) issued SFAS No. 145 “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections” (“SFAS No. 145”) in April 2002. We adopted SFAS No. 145 effective January 1, 2003, which required a reclassification of debt retirement costs from an extraordinary loss to a component of income before income taxes. Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt are no longer segregated on the income statement as extraordinary items net of the effect of income taxes. Instead, these gains and losses are included as a component of income before income taxes. The provisions of SFAS No. 145 were effective for fiscal years beginning after May 15, 2002. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in prior periods presented that did not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item was reclassified upon adoption.

     In December 2003, the FASB issued Revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires the consolidation of variable interest entities. FIN 46R, as revised, was applicable to financial statements of companies that had interests in “special purpose entities” during 2003. Effective as of the first quarter of 2004, FIN 46R was applicable to financial statements of companies that have interests in all other types of entities. Adoption of FIN 46R had no effect on the Company’s financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, which addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options and restricted stock. SFAS No. 123R will require us to recognize compensation expense beginning July 1, 2005, in an amount equal to the fair value of share-based payments related to unvested share-based payment awards over the applicable vesting period. Under the Modified Prospective Method, we do not anticipate recording a material amount of compensation expense at the time of adoption since almost all options then previously granted will be fully vested as a result of the impendent acquisition of Province, as further discussed in Note 2 to our consolidated financial statements included elsewhere herein.

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

Factors That May Affect Future Results

     We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management makes forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

•	projections of our revenues, net income, earnings per share, capital expenditures or other financial items;

•	descriptions of plans or objectives of our management for future operations or services, including pending acquisitions;

•	forecasts of our future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:

•	completion and integration of the Province acquisition;

•	future financial performance;

•	future liquidity;

•	future debt and equity structure;

•	future acquisitions;

•	industry trends;

•	reimbursement changes;

•	patient volumes and related revenues;

•	recruiting and retention of clinical personnel;

•	future capital expenditures;

•	the impact of new accounting standards; and

•	physician recruiting.

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

Risk Factors

Issuances of our common stock in connection with and following the consummation of the proposed Province transaction may cause the market price for shares of our common stock to fall.

     As of February 16, 2005, we expect that approximately 14.6 million shares of our common stock will be issued in connection with the proposed Province transaction, assuming a hypothetical exchange ratio of 0.2917 and based upon the number of outstanding shares of Province common stock and our common stock as of February 16, 2005. The issuance of these shares of common stock and the sale of additional shares of our common stock that may become eligible for sale in the public market from time to time upon exercise of options or other rights will increase the total number of shares of our common stock outstanding relative to the total number of shares of our common stock outstanding currently. This increase will be substantial relative to the average trading volume of shares of our common stock on the Nasdaq National Market, and could cause the market price for shares of our common stock to fall.

Our directors and executive officers will benefit from early vesting of stock options, restricted shares and purchased restricted shares of our common stock and will have certain other rights that will be triggered upon the effective time of the proposed Province transaction. As a result, their interests in the proposed Province transaction may be different from, or in addition to, your interests as a stockholder.

     The consummation of the proposed Province transaction will constitute a “change in control” under the Company’s 1998 Long-Term Incentive Plan, Management Stock Purchase Plan, Outside Directors Stock and Incentive Compensation Plan, Change in Control Severance Plan and Executive Performance Incentive Plan. As a result, almost all stock options issued under our equity compensation plans and outstanding as of the effective time of the proposed Province transaction that have not previously vested will become fully vested and exercisable upon the effective time of the proposed Province transaction. The aggregate number of unvested options held by our executive officers and directors that will become fully vested and exercisable upon the effective time of the proposed Province transaction is approximately 771,332 shares, having an aggregate “in-the-money” value as of February 16, 2005 of approximately $8.7 million. In addition, upon the effective time of the proposed Province transaction, all transfer restrictions and forfeiture conditions on any restricted shares of common stock held by executive officers and directors, as well as on any restricted shares of common stock purchased by executive officers under the Management Stock Purchase Plan, will lapse, and those shares will become fully vested. The aggregate number of unvested shares of restricted stock granted to executive officers and directors under the 1998 Long-Term Incentive Plan and the Outside Directors Stock and Incentive Compensation Plan that will become fully vested as a result of the consummation of the proposed Province transaction is approximately 186,000 shares, having a value as of February 16, 2005 of approximately $7.5 million. The aggregate number of unvested restricted shares purchased by executive officers under the Management Stock Purchase Plan that will become fully vested as a result of the consummation of the proposed Province transaction is approximately 18,265 shares, having a value as of February 16, 2005 of approximately $734,000. Each of the Company’s directors and executive officers holds stock options, restricted shares or purchased restricted shares, and will therefore benefit from this acceleration. Executive officers and other key members of our management may also become entitled to benefits under the Change in Control Severance Plan and Executive Performance Incentive Plan under certain circumstances upon the effective time of the proposed Province transaction. As a result of the foregoing, the interests of the Company’s directors and executive officers may be different from, or in addition to, your interests as a stockholder.

We may be unable to successfully integrate the operations and business of Province and realize the full cost savings and benefits anticipated from the proposed Province transaction.

     The proposed Province transaction involves the integration of two companies that have previously operated as independent public companies. We will be required to devote significant management attention and resources to integrating the business practices and operations of Province. The potential difficulties that we may encounter in the integration process include the following:

•	complexities associated with managing and coordinating the geographically disparate combined businesses, which will have 51 facilities in 20 states;

•	integrating personnel from Province while maintaining focus on providing consistent, high quality patient care;

•	our inability to achieve the cost savings anticipated in the proposed Province transaction, including increased purchasing efficiencies and cost reductions expected to result from the proposed Province transaction;

•	delays in replacing Province’s information systems with our information systems; and

•	potential unknown liabilities and increased costs associated with the proposed Province transaction.

     The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business following the consummation of the proposed Province transaction, and could also cause the loss of key personnel upon whom our success will depend in large part. The diversion of management’s attention and any delays or difficulties encountered in connection with the proposed Province transaction and the integration of Province’s operations could have an adverse effect on the business, results of operations, financial condition, cash flows or prospects of the Company after consummation of the proposed Province transaction. If encountered, these potential difficulties could result in reduced earnings and revenues compared to operations of LifePoint and Province for periods prior to the proposed Province transaction.

     In addition, among the factors considered by our board of directors in connection with its approval of the merger agreement were the potential for cost savings and efficiencies that could result from the proposed Province transaction. We cannot provide any assurance that these savings will be realized within the time periods contemplated, or even that these savings will be realized at all.

If consummated, the proposed Province transaction may adversely affect our ability to attract and retain key employees.

     Current and prospective employees of Province and LifePoint may experience uncertainty about their future roles at the combined company following the consummation of the proposed Province transaction. In addition, current and prospective Province employees may determine that they do not desire to work for the Company, for a variety of possible reasons. These factors may adversely affect our ability to attract and retain key management, marketing and other personnel. Of the key Province employees whom we intend to retain following consummation of the proposed Province transaction, we are not currently aware of any who intend to depart Province as a result of the proposed Province transaction.

We will incur significant expenses in connection with the proposed Province transaction and the related financing.

     We expect to incur pretax charges to operations, currently estimated to total approximately $59.1 million, to reflect costs associated with the proposed refinancing of $38.8 million, a one-time charge of approximately $15.0 million as a result of conforming Province’s critical accounting policies to our policies and $5.3 million related to the vesting of the Company’s stock awards that will vest as a result of the proposed Province transaction. In addition, we expect to incur approximately $36.5 million of capitalized direct transaction costs and $82.1 million of costs associated with severance and stock option payments to Province employees that will be treated as part of the purchase price for Province. The majority of these fees and costs will be recorded after the consummation of the proposed Province transaction. Additional unanticipated costs may be incurred in the integration of the business of Province. If the benefits of the proposed Province transaction do not exceed its associated costs, our financial results could be adversely affected.

Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the proposed Province transaction.

     Completion of the proposed Province transaction is conditioned upon, among other things, the receipt of all consents, approvals, authorizations, clearances, exemptions, waivers or the like, filings and registrations with, and notifications to, all regulatory authorities required for consummation of the proposed Province transaction. We intend to vigorously pursue all required approvals. The requirement for these approvals could delay or prevent the completion of the proposed Province transaction. In addition, antitrust authorities may impose conditions in connection with the proposed Province transaction that may adversely affect our operations after consummation of the proposed Province transaction. Moreover, notwithstanding the expiration of the waiting period under the Hart-Scott-Rodino Act on September 27, 2004, the Federal Trade Commission, the Department of Justice, a state or a private person or entity could seek, under federal or state antitrust laws, among other things, to enjoin or rescind the proposed Province transaction. We cannot assure you that these consents and approvals will be obtained, or that their terms, conditions and timing will not be detrimental to the Company.

We will incur indebtedness to pay the cash portion of the merger consideration to Province stockholders and to refinance certain existing debt of both LifePoint and Province. Moreover, we may incur additional indebtedness in the future, which could affect our ability to finance operations, pursue desirable business opportunities or successfully run our business in the future.

     To finance the proposed Province transaction, we will borrow approximately $1.3 billion to pay the cash portion of the merger consideration and to refinance certain existing debt of both LifePoint and Province. Although our capital structure following consummation of the proposed Province transaction has not yet been finally determined, we currently believe that, immediately following consummation of the proposed Province transaction, our debt to equity ratio will be approximately 1.5, based upon the December 31, 2004 pro forma combined condensed consolidated balance sheet. The annual cost to service this debt will be approximately $55.0 million of cash interest costs based upon the pro forma combined condensed financial statements and approximately $10.0 million of annual required principal repayments. This debt will create substantial post-transaction demands upon our available cash to pay principal and interest. We also may draw upon revolving credit loans in an aggregate principal amount of up to $400 million, and will also have the ability to incur additional debt, subject to the conditions imposed by the terms of our credit facility and the indenture governing the notes. Although we believe that our future operating cash flow, together with available financing arrangements, will be sufficient to fund our operating requirements, our leverage and debt service obligations could have important consequences to you, including the following:

•	the terms of the debt obligations we will incur in connection with the proposed Province transaction will contain numerous restrictive covenants which, among other things, will restrict our ability to pay dividends on or make other distributions or repurchase our capital stock or make other restricted payments, incur additional debt or issue preferred stock, make investments, enter into transactions with affiliates and sell assets or merge with or into other companies or otherwise dispose of all or substantially all of our assets. In addition, we will be required to satisfy and maintain specified financial ratios and tests. Failure to comply with these obligations may cause an event of default which, if not cured or waived, could require us to repay substantial indebtedness immediately. Moreover, if debt payment is accelerated, we will be subject to higher interest rates on our debt obligations as a result of these covenants, and our credit ratings may be adversely impacted;

•	we may be vulnerable in the event of downturns and adverse changes in our business, in our industries, or in the economy generally, such as the implementation by the government of further limitations on reimbursement under Medicare and Medicaid, because of our need for increased cash flow;

•	we may have difficulty obtaining additional financing at favorable interest rates to meet our requirements for working capital, capital expenditures, acquisitions, general corporate or other purposes;

•	we will be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on indebtedness, which will reduce the amount of funds available for operations, capital expenditures and future acquisitions;

•	any borrowings we complete at variable interest rates expose us to increases in interest rates generally; and

•	a breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. We may be required to pay our indebtedness immediately if we default on any of the numerous financial or other restrictive covenants contained in the debt agreements. It is not certain whether or not we will have, or will be able to obtain, sufficient funds to make these accelerated payments. If any senior debt is accelerated, our assets may not be sufficient to repay indebtedness.

     At December 31, 2004, our consolidated long-term debt was approximately $221.0 million. We also may draw on a revolving credit commitment of up to $200 million under our Revolving Credit Facility, of which $191.7 million was available as of December 31, 2004. In addition, we have the ability to incur additional debt, subject to limitations imposed by our Revolving Credit Facility.

We may have difficulty acquiring hospitals on favorable terms after the proposed Province transaction and, because of regulatory scrutiny, acquiring not-for-profit entities.

     One element of our business strategy is expansion through the acquisition of acute care hospitals in growing, non-urban markets. We face significant competition to acquire other attractive, non-urban hospitals, and following completion of the proposed transaction, we may not find suitable acquisitions on favorable terms. We also may incur or assume additional indebtedness as a result of the consummation of acquisitions. Our failure to acquire non-urban hospitals consistent with our growth plans could prevent us from increasing our revenues.

     The cost of an acquisition could result in a dilutive effect on our results of operations, depending on various factors, including the amount paid for the acquisition, the acquired hospital’s results of operations, allocation of purchase price, effects of subsequent legislation and limitations on rate increases.

     In recent years, the legislatures and attorneys general of several states have become more interested in sales of hospitals by not-for-profit entities. This heightened scrutiny may increase the cost and difficulty, or prevent the completion, of transactions with not-for-profit organizations in the future.

We may encounter numerous business risks in acquiring future additional hospitals after completion of the proposed Province transaction, and may have difficulty operating and integrating those hospitals. As a result, we may be unable to achieve our growth strategy.

     We may be unable to timely and effectively integrate the hospitals that we acquire after the proposed Province transaction with our ongoing operations. We may experience delays in implementing operating procedures and systems in newly acquired hospitals. Integrating a new hospital could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel. In addition, acquisition activity requires transitions from, and the integration of, operations and, usually, information systems that are used by acquired hospitals, and we will rely heavily on HCA-IT for information systems integration as part of a contractual arrangement for information technology services. We may not be successful in causing HCA-IT to convert our newly acquired hospitals’ information systems, including those used by the Province hospitals, in a timely manner.

     We also may acquire businesses, including Province, with unknown or contingent liabilities for past activities of acquired businesses, including liabilities for failure to comply with healthcare laws and regulations. We will have policies to conform the practices of acquired facilities to our standards and to applicable law, and generally will seek indemnification from prospective sellers covering these matters. However, we will not be indemnified by Province. Although we have historically obtained, and we will likely obtain, contractual indemnification from sellers covering these matters, this indemnification may be insufficient to cover material claims or liabilities for past activities of acquired businesses.

We will depend significantly on key personnel, and the loss of one or more of our senior management personnel or key local management personnel could limit our ability to execute our business strategy.

     We have depended on, and will depend on, the services and management experience of Kenneth C. Donahey and our other current executive officers. Effective as of June 25, 2001, we entered into an employment agreement with Mr. Donahey. While the consummation of the proposed Province transaction will constitute a “change in control” under the employment agreement, it is not expected that Mr. Donahey’s employment will be terminated upon the effective time of the proposed Province transaction. In addition, we are not currently aware of any executive officer who intends to resign or retire, or who otherwise will be unable to continue serving the Company. If Mr. Donahey or any of our other executive officers resign or otherwise are unable to serve, our management expertise and ability to deliver healthcare services efficiently could be weakened. If we fail to attract and retain managers at our hospitals and related facilities, our operations will suffer. Moreover, we do not and will not maintain key-man or similar life insurance policies for Mr. Donahey or any other executive officers.

If we fail to effectively recruit and retain physicians, nurses, medical technicians and other healthcare professionals, our ability to deliver healthcare services efficiently will be adversely affected.

     Physicians generally direct the majority of hospital admissions and services. Our success, in part, will depend on the number and quality of physicians on our hospitals’ medical staffs, the admissions practices of these physicians and the maintenance of good relations with these physicians. Only a limited number of physicians practice in the non-urban communities where our hospitals are located. The primary method we employ to add or expand medical services will be the recruitment of new physicians into our communities.

     The success of our recruiting efforts will depend on several factors. In general, there is a shortage of specialty care physicians. We will face intense competition in the recruitment of specialists because of the difficulty in convincing these individuals of the benefits of practicing in non-urban communities. Physicians are concerned with the patient volume in non-urban hospitals and whether or not this volume will allow them to generate income comparable to that which they would generate in an urban setting. If the growth rate slows in the non-urban communities where our hospitals operate, then we could experience difficulty attracting physicians to practice in our communities.

     There is generally a shortage of nurses and certain medical technicians in the healthcare field. Our hospitals may be forced to hire expensive contract personnel if they are unable to recruit and retain full-time employees. The shortage of nurses and medical technicians may affect our ability to deliver healthcare services efficiently.

Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments, or if managed care companies reduce reimbursement amounts. In addition, the financial condition of purchasers of healthcare services and healthcare cost containment initiatives may limit our revenues and profitability.

     In recent years, federal and state governments have made significant changes in the Medicare and Medicaid programs. A number of states have incurred budget deficits and adopted legislation designed to reduce their Medicaid expenditures and to reduce Medicaid enrollees.

     Employers have also passed more healthcare benefit costs on to employees to reduce the employers’ health insurance expenses. This trend has caused the self-pay/deductible component of healthcare services to become more common. This payor shifting increases collection costs and reduces overall collections.

     During the past several years, major purchasers of healthcare, such as federal and state governments, insurance companies and employers, have undertaken initiatives to revise payment methodologies and monitor healthcare costs. As part of their efforts to contain healthcare costs, purchasers increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements, often in exchange for exclusive or preferred participation in their benefit plans. We expect efforts to impose greater discounts and more stringent cost controls by government and other payors to continue, thereby reducing the payments we receive for our services.

     An increasing number of managed care organizations have experienced financial difficulties in recent years, in some cases resulting in bankruptcy or insolvency. In some instances, organizations, which currently have provider agreements with certain of our hospitals have become insolvent, and the hospitals have been unable to collect the full amounts due from these organizations. Other managed care organizations with whom we do business may encounter similar difficulties in paying claims in the future. We believe that reductions in the payments that we receive for our services, coupled with the increased percentage of patient admissions from organizations offering prepaid and discounted medical services and difficulty in collecting receivables from managed care organizations, could reduce our overall revenues and profitability.

Our revenues are especially concentrated in a small number of states which will make us particularly sensitive to regulatory and economic changes in those states.

     Our revenues are particularly sensitive to regulatory and economic changes in Kentucky and Tennessee. As of December 31, 2004, we operated 30 hospitals with eight located in the commonwealth of Kentucky and seven located in the state of Tennessee. We generated 39.5%, 34.5% and 35.2% of our revenues from continuing operations from our Kentucky hospitals (including 4.1%, 3.7% and 4.2% from state-sponsored Medicaid programs) and 24.6%, 20.5% and 19.5% from our Tennessee hospitals (including 3.2%, 2.8% and 2.7% from the state-sponsored TennCare program) for the years ended December 31, 2002, 2003 and 2004, respectively. Certain managed care organizations that participate in the Medicaid programs of Tennessee and Kentucky have been placed in receivership or encountered other financial difficulties. Other managed care organizations in the states in which we derive significant revenues may encounter similar difficulties in paying claims in the future.

     If the proposed Province transaction is consummated, our revenues will also be concentrated in Alabama and Louisiana. On a pro forma basis, after giving effect to the proposed Province transaction:

•	Kentucky hospitals generated approximately 18.6% of revenues for the year ended December 31, 2003 and approximately 18.7% of revenues for the year ended December 31, 2004;

•	Tennessee hospitals generated approximately 11.1% of revenues for the year ended December 31, 2003 and approximately 10.3% of revenues for the year ended December 31, 2004;

•	Alabama hospitals generated approximately 10.3% of revenues for the year ended December 31, 2003 and approximately 9.6% of revenues for the year ended December 31, 2004; and

•	Louisiana hospitals generated approximately 9.6% of revenues for the year ended December 31, 2003 and approximately 9.5% for the year ended December 31, 2004.

     Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in Kentucky, Tennessee, Alabama and Louisiana could have a material adverse effect on our business, financial condition, results of operations and/or prospects. In January 2005, Tennessee Governor Phil Bredesen announced a proposal for reductions in the state-sponsored TennCare program. If approved by CMS, these changes could reduce the amount we receive from the TennCare program.

Other hospitals and freestanding outpatient facilities provide services similar to those which we offer, which may raise the level of competition we face and may therefore adversely affect our revenues, profitability and market share.

     In all but one of the communities in which we operate, our hospital is the only hospital in the community. Nonetheless, competition among hospitals and other healthcare providers for patients has intensified in recent years, and we compete with other hospitals, including larger tertiary care centers located in larger metropolitan areas. Although the hospitals which compete with us may be a significant distance away from our facility, patients in our markets may migrate to, may be referred by local physicians to, or may be lured by their health plan to travel to these hospitals. Furthermore, some of the hospitals which compete with us may use equipment and services more specialized than those available at our hospital. Also, some of the hospitals that compete with our facilities are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals are also exempt from paying sales, property and income taxes.

     We also face competition from other specialized care providers, including outpatient surgery, oncology, physical therapy and diagnostic centers (including many in which physicians may have an ownership interest), as well as competing services rendered in physician offices. Where necessary to effectively compete, some of our hospitals may develop specialized outpatient facilities. However, to the extent that other providers are successful in developing specialized outpatient facilities, our market share for these specialized services will likely decrease in the future. Moreover, many of our current hospitals attempt to attract patients from surrounding counties and communities, including communities in which a competing facility exists. However, if our competitors are able to make capital improvements and expand services at their facilities, we may be unable to attract patients away from these facilities in the future.

We are subject to governmental regulation, and may be subjected to allegations that we have failed to comply with governmental regulations which could result in sanctions that reduce our revenues and profitability.

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

     Significant media and public attention recently has focused on the hospital industry as a result of ongoing investigations related to referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services and physician ownership and joint ventures involving hospitals. Both federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. In addition, the OIG of the DHHS (which is responsible for investigating fraud and abuse activities in government programs) and the DOJ periodically establish enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Recent initiatives include a focus on hospital billing practices, rehabilitation and outpatient therapy.

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

     Unlike companies in other industries, companies in the healthcare industry are subject to Medicare and Medicaid anti-fraud and abuse provisions, known as the “anti-kickback statute.” As a company in the healthcare industry, we are subject to the anti-kickback statute, which prohibits some business practices and relationships related to items or services reimbursable under Medicare, Medicaid and other federal healthcare programs. For instance, the anti-kickback statute prohibits healthcare service providers from paying or receiving remuneration to induce or arrange for the referral of patients or purchase of items or services covered by a federal or state healthcare program. If regulatory authorities determine that any of our hospitals’ arrangements violate the anti-kickback statute, we could be subject to liabilities under the Social Security Act, including:

•	criminal penalties;

•	civil monetary penalties; and/or

•	exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could impair our ability to operate one or more of our hospitals profitably.

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

     Although we intend and will endeavor to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of these laws are broadly worded and may be interpreted or applied in ways that cannot be predicted. Therefore, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

We may be subject to liabilities because of malpractice and related legal claims brought against our hospitals. If we become subject to these claims, we could be required to pay significant damages, which may not be covered by insurance.

     We will be subject to medical malpractice lawsuits, product liability lawsuits and other legal actions arising out of the operations of our owned and leased hospitals. These actions may involve large claims and significant defense costs. To mitigate a portion of this risk, we maintain professional malpractice liability and general liability insurance coverage for these claims in amounts that we believe are appropriate for our operations. However, some of these claims could exceed the scope of the coverage in effect, or coverage of particular claims could be denied. It is possible that successful claims against us that are within the self-insured retention level amounts, when considered in the aggregate, could have an adverse effect on our results of operations, cash flows, financial condition or liquidity. Furthermore, insurance coverage in the future may not continue to be available at a cost allowing us to maintain adequate levels of insurance with acceptable self-insured retention level amounts. In addition, physicians using our hospitals may be unable to obtain insurance on acceptable terms.

We may be required to make significant capital expenditures in order to bring our facilities into compliance with the Americans with Disabilities Act.

     The ADA generally requires that public accommodations be made accessible to disabled persons. On January 12, 2001, a class action lawsuit was filed in the United States District Court for the Eastern District of Tennessee against each of our hospitals alleging non-compliance with the accessibility guidelines of the ADA. The lawsuit does not seek any monetary damages, but seeks injunctive relief requiring facility modification, where necessary, to meet ADA guidelines, in addition to attorneys’ fees and costs. We are currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. We are vigorously defending the lawsuit, recognizing our obligation to correct any deficiencies in order to comply with the ADA. As of December 31, 2004, the plaintiffs have conducted inspections at 22 of our hospitals. On July 19, 2004, the District Court approved the settlement agreements between the parties relating to two of our facilities. These facilities have completed the litigation process and now will move forward in implementing facility modifications in accordance with the terms of the settlement, and we currently anticipate that the costs associated with modifying these two facilities will be approximately $1.0 million. If the proposed Province transaction is completed, and Province’s facilities become subject to the class action lawsuit, we may be required to expend significant capital expenditures at one or more of these facilities in order to comply with the ADA, and our financial position and results of operations could be adversely affected as a result. Alternatively, noncompliance with the requirements of the ADA could result in the imposition of fines against us by the federal government, or the award of damages to private litigants.

Certificate of need laws and regulations regarding licenses, ownership and operation may impair our future expansion in some states.

     Some states require prior approval for the purchase, construction and expansion of healthcare facilities, based on the state’s determination of need for additional or expanded healthcare facilities or services. Five states in which we currently operate hospitals — Alabama, Florida, Kentucky, Tennessee and West Virginia — and four additional states in which Province currently operates hospitals—Mississippi, Nevada, South Carolina and Virginia — require a certificate of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. We may not be able to obtain certificates of need required for expansion activities in the future. In addition, all of the states in which we will likely operate facilities after completion of the proposed Province transaction require hospitals and most healthcare providers to maintain one or more licenses. If we fail to obtain any required certificate of need or license, our ability to operate or expand operations in those states could be impaired.

If the proposed Province transaction is completed, we will be required to comply with California seismic standards, which may require significant capital expenditures with respect to Province’s existing California hospitals.

     California has a statute and regulations which require hospital facilities located in California to have the ability to withstand earthquakes of specified magnitudes. Regulated hospitals that do not meet these standards may be required to retrofit their facilities. California law further requires that owners of regulated hospitals evaluate their facilities and develop a plan and schedule for complying with these standards. Province is required, and we will be required following consummation of the proposed Province transaction, to conduct engineering studies of two California facilities to determine whether and to what extent modifications to these facilities will be required. To date, Province has conducted engineering studies and implemented compliance plans for its two California facilities, which satisfy all current requirements. In addition, Province continues to develop plans for compliance with 2008 California requirements. Any facilities not in compliance with California’s additional seismic regulations and standards must be brought into compliance by 2008, or 2013 if the facility obtains an extension. In the event that Province’s two current California facilities are found not to be in compliance with these regulations and standards after consummation the proposed transaction, we may be required to make significant capital expenditures to bring those facilities into compliance, which could adversely impact our earnings and liquidity.

If our access to HCA’s information systems is restricted or we are not able to integrate changes to our existing information systems or information systems of acquired hospitals, our operations could suffer.

     Our business will depend significantly on effective information systems to process clinical and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology. We rely, and will continue to rely, heavily on HCA-IT for information systems. Under a contract with a term that will expire on December 31, 2009, HCA-IT provides us with financial, clinical, patient accounting and network information services. If our access to these systems is limited in the future, or if HCA-IT develops systems more appropriate for the urban healthcare market and not suited for our hospitals, our operations could suffer.

     In addition, as new information systems are developed in the future, we will need to integrate them into our existing systems. Evolving industry and regulatory standards, such as the Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” may require changes to our information systems in the future. We may not be able to integrate new systems or changes required to our existing systems or systems of acquired hospitals in the future effectively or on a cost-efficient basis. Please refer to Part I, Item 1. Business – Government Regulation in this report for a discussion of HIPAA.

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

If we fail to comply with the terms of our corporate integrity agreement, we could be required to pay significant monetary penalties.

     Because HCA was under investigation by the OIG at the time of our spinoff from HCA, we agreed to enter into a five-year corporate integrity agreement effective December 2000, on terms that management believed to be customary and commonplace for companies in the healthcare industry that are subject to corporate integrity agreements. Our corporate integrity agreement has subsequently been amended, primarily to reduce the level of third-party oversight that is required with respect to the compliance oversight and analysis that is provided internally. Under the terms of the corporate integrity agreement, we currently have an affirmative obligation to report violations of applicable laws and regulations. In particular, the compliance measures and reporting and auditing requirements contained in the corporate integrity agreement include:

•	continuing the duties and activities of our audit and compliance committee, corporate compliance officer, internal audit and compliance department, local hospital ethics and compliance officers, corporate compliance committee and hospital compliance committees;

•	maintaining our written code of conduct, which sets out our commitment to full compliance with all statutes, regulations and guidelines applicable to federal healthcare programs;

•	maintaining our written policies and procedures addressing the operation of our compliance program;

•	providing general training on the compliance program;

•	providing specific training for the appropriate personnel on billing, coding and cost report issues;

•	having an independent third party conduct periodic analyses of our internal audits of our facilities’ diagnosis related group billing and coding;

•	continuing our confidential disclosure program and compliance hotline to enable employees or others to disclose issues or questions regarding possible inappropriate policies or behavior;

•	enhancing our screening program to ensure that we do not hire or engage employees or contractors who have been sanctioned or excluded from participation in federal healthcare programs;

•	reporting any material deficiency which resulted in an overpayment to us by a federal healthcare program;

•	reporting any healthcare related fraud involving any federally funded program; and

•	submitting annual reports to the OIG which describe in detail the operations of our corporate compliance program for the past year.

These obligations could result in greater scrutiny by regulatory authorities after completion of the proposed Province transaction. Integrating the Province hospitals into our processes to achieve ongoing compliance with the corporate integrity agreement will require additional efforts and costs, as described above. Our failure to comply with the terms of the corporate integrity agreement could subject us to significant monetary penalties.

Our anti-takeover provisions may frustrate attempts to replace incumbent members of our board of directors and may discourage acquisitions of control of the Company even though our stockholders may consider these proposals desirable.

     Provisions in our certificate of incorporation and bylaws (and the proposed certificate of incorporation and bylaws to be adopted upon consummation of the proposed Province transaction) may have the effect of frustrating attempts by our stockholders to replace incumbent members of our board of directors and may have the effect of discouraging an acquisition of control not approved by our board of directors. These provisions include:

•	a prohibition on taking actions by the written consent of stockholders;

•	restrictions on the persons eligible to call a special meeting of stockholders;

•	classification of the board of directors into three classes;

•	the removal of directors only for cause and by a vote of 80% of the outstanding voting power;

•	the issuance of “blank check” preferred stock by the board of directors without stockholder approval; and

•	higher stockholder voting requirements for some transactions, including business combinations with related parties (i.e., a “fair price provision”).

     These provisions may also have the effect of discouraging third parties from making proposals involving our acquisition or a change of control, although a proposal, if made, might be considered desirable by a majority of our stockholders. These provisions could further have the effect of making it more difficult for third parties who are not stockholders to cause the replacement of our board of directors.

     Also, we have adopted a stockholder rights plan. This rights plan is designed to protect our stockholders in the event of an unsolicited offer and against other takeover tactics, which in the opinion of our board of directors, could impair our ability to represent the interests of our stockholders. The provisions of this rights plan may render an unsolicited takeover more difficult or might prevent a takeover.

     We are subject to provisions of Delaware law, which may also restrict some business combination transactions, discourage, delay or prevent someone from acquiring or merging with us in the future.

We have never paid, and have no current plans to pay, any cash dividends on shares of our common stock.

     We have never paid a cash dividend, and do not currently anticipate paying any cash dividends. In addition, our credit facility imposes restrictions on our ability to pay dividends, and if we incur any future indebtedness to refinance our existing indebtedness or to fund future growth, our ability to pay dividends may be further restricted by the terms of that indebtedness. Our board of directors will evaluate future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends.

Our revenues and volume trends may be adversely affected by certain factors relevant to the markets in which we will have hospitals.

     Our revenues and volume trends will be predicated on many factors, including physicians’ clinical decisions on patients, physicians’ availability, payor programs shifting to a more outpatient-based environment, whether or not certain services are offered, seasonal weather conditions, the intensity and timing of yearly flu outbreaks, and the judgment of the U.S. Centers for Disease Control on the strains of flu that may circulate in the United States. Any of these factors could have a material adverse effect on our revenues and volume trends, and many of these factors will not be within the control of our management.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rates

     The following discusses our exposure to market risk related to changes in interest rates.

     Outstanding debt – As of December 31, 2004, we had outstanding debt of $221.0 million, all of which was our Convertible Notes. Our Convertible Notes bear interest at the annual fixed rate of 4 1/2%. As of December 31, 2004, the fair value of our Convertible Notes was $222.7 million, based on the quoted market price at December 31, 2004. In addition, we have available a $200.0 million revolving credit facility that is subject to variable interest rates. Indebtedness under our revolving credit facility bears interest at a rate, at our option, equal to either (i) LIBOR plus a margin ranging from 1.25% to 2.25% or (ii) prime plus a margin ranging from 0% to 0.5%, both depending on our consolidated total debt to consolidated EBITDA ratio, as defined, for the most recent four quarters. In the event we borrow cash under the revolving credit facility and interest rates increase significantly, we expect to take actions to mitigate our exposure to such interest rate increases. We do not currently use derivatives to alter the interest rate characteristics of our debt instruments.

     Cash balances – Certain of our outstanding cash balances are invested overnight with high credit quality financial institutions. We do not have significant exposure to changing interest rates on invested cash at December 31, 2004. As a result, the interest rate market risk implicit in these investments at December 31, 2004, if any, is low.

Item 8. Financial Statements and Supplementary Data.

     Information with respect to this Item is contained in our consolidated financial statements beginning with the index on Page F1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and operating effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2004. Our independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2004 consolidated financial statements beginning with the index on page F1 of this report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”.

     Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers

     Information with respect to our executive officers is incorporated by reference to the information contained under the caption “Executive Compensation — Executive Officers of the Company” included in our proxy statement relating to our 2005 annual meeting of stockholders.

     Our board of directors expects its members, as well as our officers and employees, to act ethically at all times and to acknowledge in writing their adherence to the policies comprising our Code of Conduct, which is known as “Common Ground, ” and as applicable, in our Code of Ethics for Senior Financial Officers and Chief Executive Officer (“Code of Ethics”). The Code of Ethics is posted on our website located at www.lifepointhospitals.comunder the heading “Corporate Governance-Code of Ethics.” Common Ground is also posted on our website located at www.lifepointhospitals.com under the heading “Ethics & Compliance.” We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of our code, as required by the SEC, on our website within five business days following such amendment or waiver.

Directors

     Information with respect to our directors is incorporated by reference to the information contained under the caption “Election of Directors” included in our proxy statement relating to our 2005 annual meeting of stockholders.

Compliance with Section 16(a) of the Exchange Act

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our 2005 annual meeting of stockholders.

Item 11. Executive Compensation.

     This information is incorporated by reference to the information contained under the captions “Election of Directors – Information Regarding the Board of Directors - Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Comparative Performance” included in our proxy statement relating to our 2005 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     This information is incorporated by reference to the information contained under the caption “Voting Securities and Principal Holders Thereof” and “Executive Compensation - Equity Compensation Plan Information” included in our proxy statement relating to our 2005 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions.

     This information is incorporated by reference to the information contained under the caption “Certain Transactions” included in our proxy statement relating to our 2005 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

     This information is incorporated by reference to the information contained under the caption “Ratification of Independent Registered Public Accounting Firm” included in our proxy statement relating to our 2005 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

     (a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

          (1) Consolidated Financial Statements:

               See Item 8 in this report.

         The consolidated financial statements required to be included in Part II, Item 8, are indexed on Page F1 and submitted as a separate section of this report.

          (2) Consolidated Financial Statement Schedules:

         All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes in this report.

          (3) Exhibits

Exhibit
Number		Description of Exhibits
2.1	—	Agreement and Plan of Merger, dated as of August 15, 2004, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (a)

2.2	—	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 25, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp and Province Healthcare Company (b)

2.3	—	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc. (c)

3.1	—	Certificate of Incorporation (c)

3.2	—	Bylaws (c)

3.3	—	First Amendment to the Bylaws (d)

4.1	—	Form of Specimen Stock Certificate (e)

4.2	—	Rights Agreement, dated as of May 11, 1999, between the LifePoint Hospitals, Inc. and National City Bank as Rights Agent (c)

4.3	—	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 1/2% Convertible Subordinated Notes due 2009 (f)

4.4	—	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers, Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (f)

4.5	—	Form of 4 1/2% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (f)

10.1	—	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (c)

10.2	—	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (c)

10.3	—	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/ HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (c)

10.4	—	Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and LifePoint Hospitals, Inc. (c)

10.5	—	Amendment to Computer and Data Processing Services Agreement, dated April 28, 2004, by and between HCA-Information Technology and Services, Inc. and LifePoint Hospitals, Inc. (g)

Exhibit
Number		Description of Exhibits
10.6	—	LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (c)

10.7	—	Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (i)

10.8	—	Second Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (i)

10.9	—	Third Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (j)

10.10	—	Fourth Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (p)

10.11	—	LifePoint Hospitals, Inc. Executive Stock Purchase Plan (c)

10.12	—	Form of Share Purchase Loan and Note Agreement between LifePoint Hospitals and certain executive officers in connection with purchases of Common Stock pursuant to the Executive Stock Purchase Plan (h)

10.13	—	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (j)

10.14	—	LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (c)

10.15	—	Amendment to the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (q)

10.16	—	Amended and Restated Credit Agreement, dated as of June 19, 2001, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (k)

10.17	—	First Amendment to Credit Agreement, dated as of April 30, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (j)

10.18	—	Second Amendment to Credit Agreement, dated as of October 1, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (j)

10.19	—	Third Amendment to Credit Agreement, dated as of December 30, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent lender, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (j)

10.20	—	Fourth Amendment to Credit Agreement, dated as of June 18, 2004, by and among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent for the lenders, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (g)

10.21	—	Corporate Integrity Agreement, dated as of December 21, 2000, by and between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals (l)

10.22	—	Amendment to the Corporate Integrity Agreement, dated April 29, 2002, between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc. (j)

10.23	—	Letter from the Office of Inspector General of the Department of Health and Human Services, dated October 15, 2002 (j)

10.24	—	Letter from the Office of Inspector General of the Department of Health and Human Services, dated December 18, 2003

10.25	—	Letter from the Office of Inspector General of the Department of Health and Human Services, dated March 3, 2004

10.26	—	LifePoint Hospitals, Inc. Employee Stock Purchase Plan (m)

10.27	—	First Amendment to the LifePoint Hospitals, Inc. Employee Stock Purchase Plan (n)

10.28	—	LifePoint Hospitals, Inc. Change in Control Severance Plan (o)

10.29	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (r)

10.30	—	Employment Agreement of Kenneth C. Donahey, as amended and restated

10.31	—	Senior Secured Credit Facilities Commitment Letter, dated as of August 15, 2004, from Citigroup North America, Inc. and Citigroup Global Markets, Inc. to LifePoint Hospitals, Inc. (a)

10.32	—	Consulting Agreement, dated as of August 15, 2004, by and between LifePoint Hospitals, Inc. and Martin S. Rash (b)

10.33	—	Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies

Exhibit
Number		Description of Exhibits
21.1	—	List of Subsidiaries

23.1	—	Consent of Independent Registered Public Accounting Firm

31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K filed on August 16, 2004, File No. 000-29818.

(b)	Incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Lakers Holding Corp. on February 18, 2005 under the Securities Act of 1933, as amended, File Number 333-119929.

(c)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818.

(d)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-29818.

(e)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File No. 000-29818.

(f)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File No. 333-90536.

(g)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Number 000-29818.

(h)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-29818.

(i)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-8 under the Securities Act of 1933, File No. 333-63140.

(j)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818.

(k)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 000-29818.

(l)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-29818.

(m)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-29818.

(n)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-8 under the Securities Act of 1933, File No. 333-105775.

(o)	Incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 16, 2002, File No. 000-29818.

(p)	Incorporated by reference from Appendix A to LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818.

(q)	Incorporated by reference from Appendix B to LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818.

(r)	Incorporated by reference from Appendix C to LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818.

Compensation Plans and Arrangements

     The following is a list of all of our compensation plans and arrangements filed as exhibits to this annual report on Form 10-K:

1.	LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan, as amended (filed as Exhibits 10.6, 10.7, 10.8, 10.9 and 10.10)

2.	LifePoint Hospitals, Inc. Executive Stock Purchase Plan (filed as Exhibit 10.11)

3.	Form of Share Purchase Loan and Note Agreement between LifePoint Hospitals and certain executive officers in connection with purchases of Common Stock pursuant to the Executive Stock Purchase Plan (filed as Exhibit 10.12)

4.	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (filed as Exhibit 10.13)

5.	LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (filed as Exhibits 10.14 and 10.15)

6.	LifePoint Hospitals, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibits 10.26 and 10.27)

7.	LifePoint Hospitals, Inc. Change in Control Severance Plan (filed as Exhibit 10.28)

8.	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (filed as Exhibit 10.29)

9.	Employment Agreement of Kenneth C. Donahey, as amended and restated (filed as Exhibit 10.30)

INDEX TO FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control Over Financial Reporting	F2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F3
Report of Independent Registered Public Accounting Firm	F4
Consolidated Statements of Operations — for the years ended December 31, 2002, 2003 and 2004	F5
Consolidated Balance Sheets — December 31, 2003 and 2004	F6
Consolidated Statements of Cash Flows — for the years ended December 31, 2002, 2003 and 2004	F7
Consolidated Statements of Stockholders’ Equity — for the years ended December 31, 2002, 2003 and 2004	F8
Notes to Consolidated Financial Statements – December 31, 2004	F9

F1

Management’s Report on Internal Control Over Financial Reporting

     Management of LifePoint Hospitals, Inc. is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

     Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. The Company maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable published financial statements and safeguarding of the Company’s assets. The system includes a documented organizational structure and division of responsibility, established policies and procedures, including a code of conduct to foster a strong ethical climate, which are communicated throughout the Company, and the careful selection, training and development of our people.

     The Board of Directors, acting through its Audit and Compliance Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit and Compliance Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit and Compliance Committee is responsible for the appointment and compensation of the independent registered public accounting firm. It meets periodically with management, the independent registered public accounting firm and the internal auditors to ensure that they are carrying out their responsibilities. The Audit and Compliance Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Audit and Compliance Committee. Corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit and Compliance Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit and Compliance Committee.

     Management recognizes that there are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect misstatements. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

     The Company assessed its internal control system as of December 31, 2004 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2004, its system of internal control over financial reporting was effective.

     The consolidated financial statements have been audited by the independent registered public accounting firm, Ernst & Young LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Reports of the independent registered public accounting firm, which includes the independent registered public accounting firm’s attestation of management’s assessment of internal controls, are also presented within this document.

/s/ Kenneth C. Donahey Chairman, Chief Executive Officer and President	/s/ Michael J. Culotta Chief Financial Officer

Brentwood, Tennessee February 23, 2005

F2

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of LifePoint Hospitals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LifePoint Hospitals, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LifePoint Hospitals, Inc. as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 23, 2005

F3

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LifePoint Hospitals, Inc.

We have audited the accompanying consolidated balance sheets of LifePoint Hospitals, Inc. (the “Company”) as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LifePoint Hospitals, Inc. at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 23, 2005

F4

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002, 2003 and 2004
(Dollars in millions, except per share amounts)

	2002	2003	2004
Revenues	$714.9	$875.6	$996.9

Salaries and benefits	280.0	352.3	399.4
Supplies	88.7	114.2	129.1
Other operating expenses	129.6	155.4	166.8
Provision for doubtful accounts	49.8	74.1	86.2
Depreciation and amortization	35.0	43.1	48.1
Interest expense, net	13.3	12.8	12.6
Debt retirement costs	31.0	—	1.5
ESOP expense	9.7	6.9	9.4

	637.1	758.8	853.1

Income from continuing operations before minority interests and income taxes	77.8	116.8	143.8
Minority interests in earnings of consolidated entities	2.2	0.7	1.0

Income from continuing operations before income taxes	75.6	116.1	142.8
Provision for income taxes	32.7	45.9	56.0

Income from continuing operations	42.9	70.2	86.8
Loss from discontinued operations, net of income taxes	(1.4)	(1.7)	(1.1)

Net income	$41.5	$68.5	$85.7

Basic earnings (loss) per share:
Continuing operations	$1.14	$1.89	$2.34
Discontinued operations	(0.03)	(0.05)	(0.03)

Net income	$1.11	$1.84	$2.31

Diluted earnings (loss) per share:
Continuing operations	$1.10	$1.80	$2.20
Discontinued operations	(0.03)	(0.04)	(0.03)

Net income	$1.07	$1.76	$2.17

The accompanying notes are an integral part of the consolidated financial statements.

F5

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2004
(Dollars in millions, except per share amounts)

	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$20.6	$18.6
Accounts receivable, less allowances for doubtful accounts of $111.7 and $103.6 at December 31, 2003 and 2004, respectively	101.4	112.0
Inventories	21.7	25.3
Assets held for sale	34.7	33.0
Income taxes receivable	7.4	7.5
Deferred income taxes and other current assets	19.5	31.4

	205.3	227.8

Property and equipment:
Land	18.5	20.5
Buildings and improvements	347.2	385.4
Equipment	315.7	342.0
Construction in progress (estimated cost to complete and equip after December 31, 2004 is $71.5)	28.2	48.6

	709.6	796.5
Accumulated depreciation	(265.7)	(295.4)

	443.9	501.1

Deferred loan costs, net	7.0	4.9
Intangible assets, net	4.2	3.3
Other	—	5.8
Goodwill	138.6	144.4

	$799.0	$887.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30.9	$29.5
Accrued salaries	25.4	31.2
Liabilities held for sale	0.3	0.3
Other current liabilities	12.2	18.2

	68.8	79.2

Revolving credit facility	20.0	—
Convertible notes	250.0	221.0
Deferred income taxes	35.9	47.9
Professional and general liability claims and other liabilities	28.6	28.4

Minority interests in equity of consolidated entities	1.4	1.3

Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 39,084,396 shares and 40,123,768 shares issued at December 31, 2003 and 2004, respectively	0.4	0.4
Capital in excess of par value	301.7	332.6
Unearned ESOP compensation	(16.1)	(12.9)
Unearned compensation on nonvested stock	—	(4.5)
Retained earnings	137.2	222.8
Common stock in treasury, at cost, 1,198,800 shares at December 31, 2003 and 2004	(28.9)	(28.9)

	394.3	509.5

	$799.0	$887.3

The accompanying notes are an integral part of the consolidated financial statements.

F6

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2003 and 2004
(Dollars in millions)

	2002	2003	2004
Cash flows from continuing operating activities:
Net income	$41.5	$68.5	$85.7
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations, net of income taxes	1.4	1.7	1.1
Depreciation and amortization	35.0	43.1	48.1
Debt retirement costs	31.0	—	1.5
ESOP expense	9.7	6.9	9.4
Minority interests in earnings of consolidated entities	2.2	0.7	1.0
Deferred income taxes	3.0	8.9	4.4
Reserve for professional and general liability claims, net	9.2	2.4	(0.2)
Tax benefit from employee stock plans	1.7	2.3	6.2
Increase (decrease) in cash from operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(15.4)	(15.5)	(11.1)
Inventories and other current assets	(3.1)	(4.8)	(6.6)
Accounts payable and accrued expenses	1.1	2.2	8.9
Income taxes payable	6.9	(7.5)	(0.1)
Estimated third-party payor settlements	(10.2)	(5.7)	(2.3)
Other	0.3	1.8	2.6

Net cash provided by continuing operating activities	114.3	105.0	148.6

Cash flows from continuing investing activities:
Purchase of property and equipment	(57.5)	(68.3)	(82.0)
Acquisitions, net of cash acquired	(137.1)	(16.5)	(30.5)
Purchase of minority interest in joint venture	(25.0)	—	—
Other	(1.9)	0.6	(1.1)

Net cash used in continuing investing activities	(221.5)	(84.2)	(113.6)

Cash flows from continuing financing activities:
Repurchase of convertible notes	—	—	(29.9)
Repayment under revolving credit facility	—	—	(50.0)
Borrowing under revolving credit facility	—	20.0	30.0
Repurchase of common stock	—	(45.7)	—
Proceeds from issuance of convertible notes, net	242.5	—	—
Repurchase of senior subordinated notes	(176.5)	—	—
Proceeds from exercise of stock options	3.0	3.7	10.2
Proceeds from employee loan repayments	5.7	—	—
Other	1.0	1.0	1.9

Net cash provided by (used in) continuing financing activities	75.7	(21.0)	(37.8)

Net cash used in continuing operations	(31.5)	(0.2)	(2.8)
Net cash (used in) provided by discontinued operations	(2.7)	(2.2)	0.8

Change in cash and cash equivalents	(34.2)	(2.4)	(2.0)
Cash and cash equivalents at beginning of year	57.2	23.0	20.6

Cash and cash equivalents at end of year	$23.0	$20.6	$18.6

Supplemental disclosure of cash flow information:
Interest payments	$16.3	$12.4	$12.1

Capitalized interest	$0.8	$0.8	$1.1

Income taxes paid, net	$21.0	$41.4	$44.6

The accompanying notes are an integral part of the consolidated financial statements.

F7

LIFEPOINT HOSPITALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2002, 2003 and 2004
(Amounts in millions)

						Notes
					Unearned	receivable
			Capital in	Unearned	Compensation	for Shares
	Common Stock		Excess of	ESOP	on Nonvested	Sold to	Retained	Treasury
	Shares	Amount	Par Value	Compensation	Stock	Employees	Earnings	Stock	Total
Balance at December 31, 2001	39.3	$0.4	$285.0	$(22.5)	$–	$(5.7)	$37.8	$–	$295.0
Net income	–	–	–	–	–	–	41.5	–	41.5
ESOP compensation earned	–	–	6.5	3.2	–	–	–	–	9.7
Exercise of stock options, including tax benefits and other	0.3	–	4.7	–	–	–	–	–	4.7
Stock issued in connection with employee stock purchase plans	–	–	1.0	–	–	–	–	–	1.0
Proceeds from employee loan repayments	–	–	–	–	–	5.7	–	–	5.7

Balance at December 31, 2002	39.6	0.4	297.2	(19.3)	–	–	79.3	–	357.6
Net income	–	–	–	–	–	–	68.5	–	68.5
ESOP compensation earned	–	–	3.7	3.2	–	–	–	–	6.9
Exercise of stock options, including tax benefits and other	0.3	–	6.0	–	–	–	–	–	6.0
Stock activity in connection with employee stock purchase plans	0.1	–	1.3	–	–	–	(0.3)	–	1.0
Repurchases and retirement of common stock	(0.9)	–	(6.5)	–	–	–	(10.3)	–	(16.8)
Purchases of treasury stock at cost	(1.2)	–	–	–	–	–	–	(28.9)	(28.9)

Balance at December 31, 2003	37.9	0.4	301.7	(16.1)	–	–	137.2	(28.9)	394.3
Net income	–	–	–	–	–	–	85.7	–	85.7
ESOP compensation earned	–	–	6.2	3.2	–	–	–	–	9.4
Exercise of stock options, including tax benefits and other	0.8	–	16.4	–	–	–	–	–	16.4
Stock activity in connection with employee stock purchase plans	–	–	1.9	–	–	–	(0.1)	–	1.8
Unvested stock issued to key employees and outside directors, net of forfeitures	0.2	–	6.4	–	(6.4)	–	–	–	–
Amortization of unvested stock grants	–	–	–	–	1.9	–	–	–	1.9

Balance at December 31, 2004	38.9	$0.4	$332.6	$(12.9)	$(4.5)	$–	$222.8	$(28.9)	$509.5

The accompanying notes are an integral part of the consolidated financial statements.

F8

LIFEPOINT HOSPITALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 1. Organization and Summary of Significant Accounting Policies

Organization

     LifePoint Hospitals, Inc. is a holding company. Its subsidiaries own, lease and operate their respective facilities and other assets. The term “LifePoint” or the “Company” as used herein refers to LifePoint Hospitals, Inc. and its subsidiaries, unless otherwise stated or indicated by context. As of December 31, 2004, the Company operated 30 general, acute care hospitals with an aggregate of 2,744 licensed beds in non-urban communities. The Company’s hospitals are located in the states of Alabama, Florida, Kansas, Kentucky, Louisiana, Tennessee, Utah, West Virginia and Wyoming. During the third quarter of 2004, the Company committed to a plan to divest its 56-bed Bartow Memorial Hospital (“Bartow”), located in Bartow, Florida. The operations of Bartow have been reflected as discontinued operations, as further discussed in Note 3. The Company’s remaining 29 hospitals are reported as continuing operations.

     The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include the LifePoint corporate office costs, which were $20.8 million, $23.6 million and $29.8 million for the years ended December 31, 2002, 2003 and 2004 respectively.

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

     The carrying value of the Company’s 4 1/2% Convertible Subordinated Notes due June 1, 2009 (the “Convertible Notes”) was $221.0 million on December 31, 2004. The fair value of the Company’s Convertible Notes was $222.7 million on December 31, 2004, based on the quoted market price at December 31, 2004.

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

     The Company derives a significant portion of its revenues from Medicare, Medicaid and other payors that receive discounts from our standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and

F9

adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s consolidated statements of operations.

     Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The net adjustments to estimated third-party payor settlements resulted in increases to revenues from continuing operations of $13.0 million, $6.0 million, and $7.5 million (exclusive of the matter discussed in the following paragraph) for the years ended December 31, 2002, 2003, and 2004, respectively. The net estimated third party payor settlements as of December 31, 2003 and 2004 and included in other current liabilities in the accompanying balance sheets approximated $2.5 million and $0.1 million, respectively. Management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

     During the third quarter of 2003, the Company received correspondence from one of its fiscal intermediaries questioning a particular Medicare disproportionate share designation at one of its hospitals. This hospital had this designation since 2001 and was previously approved for this designation by its fiscal intermediary. The Company and the fiscal intermediary worked together and contacted the Centers for Medicare and Medicaid Services (“CMS”) for resolution of the designation. The Company reduced revenues by $3.0 million and $0.2 million during the third and fourth quarters of 2003, respectively, representing the three-year difference in reimbursement from this change in designation. The Company received notification from CMS late in the first quarter of 2004 reconfirming the original designation. Based upon the favorable resolution of this issue, the Company increased revenues by $3.2 million in the first quarter of 2004.

     During the years ended December 31, 2002, 2003, and 2004, approximately 47.0%, 46.8%, and 48.1%, respectively, of the Company’s revenues from continuing operations related to patients participating in the Medicare and Medicaid programs. Management recognizes that revenues and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. Management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

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

     The Company’s revenue is particularly sensitive to regulatory and economic changes in Kentucky and Tennessee. As of December 31, 2004, the Company operated 30 hospitals with eight located in the Commonwealth of Kentucky and seven located in the State of Tennessee. The Company generated 39.5%, 34.5% and 35.2% of its revenues from continuing operations from its Kentucky hospitals (including 4.1%, 3.7% and 4.2% from state-sponsored Medicaid programs) and 24.6%, 20.5% and 19.5% from its Tennessee hospitals (including 3.2%, 2.8% and 2.7% from the state-sponsored TennCare program) for the years ended December 31, 2002, 2003 and 2004, respectively.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The Company places its cash in financial institutions that are federally insured.

F10

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

     A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

		Additions	Accounts
	Balances at	Charged to	Written Off,		Balances
	Beginning	Costs and	Net of		at End
	of Year	Expenses (a)	Recoveries	Acquisitions	of Year
Allowance for doubtful accounts:
Year ended December 31, 2002	$59.0	$55.2	$(48.6)	$43.5	$109.1
Year ended December 31, 2003	109.1	81.5	(78.9)	—	111.7
Year ended December 31, 2004	111.7	94.7	(102.8)	—	103.6

(a)	Additions charged to costs and expenses include amounts related to the Company’s continuing operations and the operations of Bartow, which is reflected as discontinued operations in the Company’s accompanying consolidated financial statements.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

Long-Lived Assets

     (a) Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation is computed by applying the straight-line method over the estimated useful lives of buildings and improvements (10 to 40 years) and equipment (3 to 10 years). Interest on funds used to pay for the construction of major capital additions is included in the cost of each capital addition. Depreciation expense from continuing operations was $34.7 million, $42.4 million and $47.3 million for the years ended December 31, 2002, 2003 and 2004, respectively.

     The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impariment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Fair value estimates are derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The Company’s assumptions take into account revenue and expense growth rates, patient volumes,

F11

changes in payor mix, and changes in legislation and other payor payment patterns. These assumptions vary by type of facility.

     (b) Goodwill and Intangible Assets

     Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS No. 142 applied to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS No. 142, effective January 1, 2002. Pursuant to SFAS No. 142, the Company completed its transition impairment tests of goodwill during the second quarter of 2002 and did not incur an impairment charge. The Company also performed its annual impairment tests as of October 1, 2002, 2003 and 2004, and did not incur an impairment charge.

     The Company’s intangible assets relate to non-competition agreements and certificates of need. Non-competition agreements are amortized over the terms of the agreements. The certificates of need were determined to have indefinite lives by an independent appraiser and, accordingly, are not amortized. See Note 4 for a summary of goodwill and intangible assets and the effects of adopting SFAS No. 142.

Discontinued Operations

     In accordance with the provisions of SFAS No. 144, the Company has presented the operating results, financial position and cash flows of Bartow as discontinued operations in the accompanying consolidated financial statements as of December 31, 2003 and 2004 and for each of the three years in the period ended December 31, 2004. The results of operations of Bartow have been reflected as discontinued operations, net of taxes, in the accompanying consolidated statements of operations and certain assets and liabilities of Bartow that are anticipated to be sold are reflected as assets held for sale and liabilities held for sale in the accompanying consolidated balance sheets, as further described in Note 3.

Income Taxes

     The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not likely, a valuation allowance is established. To the extent the Company establishes a valuation allowance or increases this allowance, the Company must include an expense within the provision for income taxes in the consolidated statements of operations.

Professional and General Liability Claims

     Given the nature of the Company’s operating environment, the Company is subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintained insurance for individual malpractice claims exceeding $10.0 million for 2002. For 2003, the Company lowered its self-insured retention level to $5.0 million on individual malpractice claims and for 2004, the Company increased its self-insured retention level back up to $10.0 million. The Company’s reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors, and other actuarial assumptions in determining reserve estimates. Reserve estimates are discounted to present value using a 5.0% discount rate and are revised twice each year by the Company’s independent actuaries. The estimated reserve for professional and general liability claims will be significantly affected if current and future claims differ from historical trends. While management monitors reported claims closely and considers potential outcomes as estimated by its actuaries when determining its professional and general liability reserves, the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes complicates the estimation.

F12

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

     During 2004, the Company ceased receiving reserve estimates from one of the three actuaries that had historically been used to calculate loss reserve estimates. This change in the Company’s estimation process reduced its reserve levels and related professional and general liability insurance expense for continuing operations for the year ended December 2004 by $4.0 million, on a pretax basis, or $0.06 per diluted share. The Company continues to derive its estimates for financial reporting purposes by using a mathematical average of the actuarial valuations from its other two actuaries. The results of the updated actuarial valuations from these two actuaries reduced the Company’s reserve estimates for years prior to 2004 by $2.4 million on a pretax basis, or $0.03 per diluted share, which reduced its professional and general liability expense in the year ended December 31, 2004.

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

     The reserve for professional and general liability claims as of the balance sheet date reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The reserve for professional and general liability claims was $27.5 million and $27.2 million at December 31, 2003 and 2004, respectively.

     The Company’s cost for professional and general liability claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; the insurance premiums for losses in excess of our self-insured retention level; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The total cost of professional and general liability claims from continuing operations for the years ended December 31, 2002, 2003 and 2004 was approximately $10.8 million, $8.3 million and $5.4 million, respectively.

Physician Recruiting Costs

     Physician recruiting costs are expensed when incurred and are included in other operating expenses in the accompanying consolidated statements of operations. Physician recruiting expenses of continuing operations were $5.8 million, $12.0 million and $14.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. See Note 8 for a discussion on the Company’s commitments to advance amounts to recruited physicians.

Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income”, requires that changes in certain amounts that are recorded directly to stockholders’ equity be shown in the financial statements as a component of comprehensive income. For the years ended December 31, 2002, 2003 and 2004, the Company had no items of comprehensive income recorded directly to stockholders’ equity. Therefore, comprehensive income is equivalent to net income.

Segment Reporting

     The Company’s business of providing healthcare services to patients comprises a single reportable operating segment under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”.

F13

Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 148”). SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 had no material impact on the Company. The Company has included the required disclosures below and in Note 7.

     The Company issues stock options and other stock-based awards to key employees and directors as more fully described in Note 7. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related FASB Interpretations. Since the exercise price of all options granted under the Company’s incentive plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation is recognized in net income related to stock options.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based compensation for the years ended December 31, 2002, 2003 and 2004 (dollars in millions, except per share amounts):

	2002(a)	2003	2004
Net income, as reported	$41.5	$68.5	$85.7
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—	1.1
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(8.2)	(9.0)	(9.0)

Pro forma net income	33.3	59.5	77.8
Interest on Convertible Notes, net of taxes	—	7.8	7.3

Diluted pro forma net income	$33.3	$67.3	$85.1

Denominator for basic earnings per share – weighted average shares	37.5	37.2	37.0
Effect of dilutive securities:
Employee stock benefit plans	1.1	0.8	0.8
Convertible Notes	—	5.3	5.0

Denominator for diluted earnings per share – adjusted weighted average shares	38.6	43.3	42.8

Earnings per share:
Basic – as reported	$1.11	$1.84	$2.31

Basic – pro forma	$0.89	$1.60	$2.10

Diluted – as reported	$1.07	$1.76	$2.17

Diluted – pro forma	$0.86	$1.56	$1.99

(a)	The impact of 3.3 million potential weighted average shares of common stock, if converted, and interest expense related to the Convertible Notes was not included in the computation of diluted earnings per share and pro forma diluted earnings per share because the effect would have been anti-dilutive.

F14

     The per share weighted-average fair value of stock options granted during 2002, 2003 and 2004 was $13.99, $8.02 and $12.66, respectively, on the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2002	2003	2004
Risk free interest rate	3.51%	1.90%	2.23%
Expected life, in years	3.0	3.0	3.0
Expected volatility	53.0%	53.0%	53.1%

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

Earnings Per Share

     Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding and dilutive stock options, convertible notes and restricted shares, adjusted for the shares issued to the LifePoint Employee Stock Ownership Plan (the “ESOP”). As the ESOP shares are committed to be released, the shares become outstanding for EPS calculations. In addition, the numerator, net income, is adjusted for interest expense related to the Convertible Notes, which is discussed further in Note 6.

Use of Estimates

     The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications, primarily for the Company’s discontinued operations as described in Note 3, have no impact on total assets, liabilities, stockholders’ equity, net income or cash flows.

Recently Issued Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). The Company adopted SFAS No. 145 effective January 1, 2003, which required a reclassification of debt retirement costs from an extraordinary loss to a component of income before income taxes. Under certain provisions of SFAS No. 145, gains and losses related to the early extinguishment of debt are no longer segregated on the statement of operations as extraordinary items net of the effect of income taxes. Instead, these gains and losses are included as a component of income before income taxes. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in prior periods presented that did not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item was reclassified upon adoption.

     In December 2003, the FASB issued Revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires the consolidation of variable interest entities. FIN 46R, as revised, was applicable to financial statements of companies that had interests in “special purpose entities” during 2003. Effective as of the first quarter of 2004, FIN 46R was applicable to financial statements of companies that have interests in all other types of entities. Adoption of FIN 46R had no effect on the Company’s financial position, results of operations or cash flows.

F15

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, which addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options and restricted stock. SFAS No. 123R will require the Company to recognize compensation expense beginning July 1, 2005, in an amount equal to the fair value of share-based payments related to unvested share-based payment awards over the applicable vesting period. Under the Modified Prospective Method, the Company does not anticipate recording a material amount of compensation expense at the time of adoption since almost all options then previously granted will be fully vested as a result of the impendent acquisition of Province Healthcare Company, as further discussed in Note 2.

Note 2. Acquisitions

Anticipated Acquisition of Province Healthcare Company

     LifePoint announced on August 16, 2004 that it entered into a definitive agreement to acquire Province Healthcare Company (“Province”) for approximately $1.7 billion in cash, stock and the assumption of debt. If consummated, the proposed Province transaction will create a hospital company focused on providing healthcare services in non-urban communities, with 51 hospitals, of which 48 are located in markets where the combined company will be the sole hospital provider in the community. The transaction is expected to close in the first half of 2005.

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

     Due to the variable nature of the exchange ratio to determine the per share consideration, the measurement date to determine the fair value of New LifePoint common stock to be issued will be determined in accordance with Emerging Issues Task Force Issue Number 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” (“EITF No. 99-12”). As stated in paragraph 7 in EITF No. 99-12, the measurement date is the earliest date, from the date the terms of the acquisition are agreed to and announced to the date of final application of the formula pursuant to the acquisition agreement, on which subsequent applications of the formula do not result in a change in the number of shares or the amount of other consideration.

     The agreement provides for alternative structures. While it is anticipated that shares received by Province stockholders will be received in a tax-free exchange, the parties have agreed to a taxable alternative structure at the same price if necessary to complete the acquisition.

     Each of the Boards of Directors of LifePoint and Province have unanimously approved the proposed transaction. Completion of the transaction is subject to approval by each company’s stockholders, receipt of necessary financing and certain other conditions. LifePoint has received a commitment from Citigroup North America and its affiliates (“Citigroup”) to finance the cash consideration of the acquisition, to refinance Province’s and the Company’s existing debt and to provide for the ongoing working capital and general corporate needs of New LifePoint. The commitment provides for up to $1.325 billion in term loans and up to $400 million in revolving loans on customary terms and conditions.

     The consummation of the proposed Province transaction will constitute a “change in control” under the Company’s 1998 Long-Term Incentive Plan, Management Stock Purchase Plan, Outside Directors Stock and Incentive Compensation Plan, Change in Control Severance Plan and Executive Performance Incentive Plan. As a

F16

result, almost all stock options issued under the Company’s equity compensation plans and outstanding as of the effective time of the proposed Province transaction that have not previously vested will become fully vested and exercisable upon the effective time of the proposed Province transaction.

Acquisition – 2004

     Effective July 1, 2004, the Company acquired the 106-bed River Parishes Hospital in LaPlace, Louisiana from Universal Health Services, Inc. for approximately $24.8 million in cash, including certain working capital and direct acquisition costs. The Company borrowed from its revolving credit facility and paid the purchase price for this acquisition on June 30, 2004. Unaudited revenues for this facility were approximately $21.0 million since the Company’s acquisition on July 1, 2004. The hospital is located approximately 30 miles west of New Orleans, Louisiana and is the only hospital located in St. John the Baptist Parish. The estimated purchase price allocation is pending a final appraisal from an independent third party and is subject to settling amounts related to purchased working capital. Estimated goodwill totaled approximately $5.2 million, all of which is expected to be deductible for tax purposes.

Acquisition – 2003

     Effective October 1, 2003, the Company acquired Spring View Hospital, a 75-bed acute care hospital located in Lebanon, Kentucky. The acquisition also included 38-bed Spring View Nursing Home and Spring View Pediatrics. The consideration for this acquisition was $15.9 million, which consisted of $15.5 million in cash paid at the closing and a $0.4 million net working capital settlement paid in 2004. The Company used its available cash to pay for this acquisition. Goodwill totaled approximately $5.8 million, all of which is expected to be deductible for tax purposes. Intangible assets of $0.6 million relate to the certificates of need issued by the Commonwealth of Kentucky for Spring View Hospital and Spring View Nursing Home. See Note 4 for a discussion of these intangible assets.

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

     Effective December 1, 2002, the Company acquired Logan General Hospital (now known as Logan Regional Medical Center), a 132-bed acute care hospital and Guyan Valley Hospital, a 19-bed critical access hospital both located in Logan, West Virginia. The consideration for both hospitals totaled $89.4 million, which consisted of $87.5 million in cash and a $1.9 million working capital settlement paid in 2004. The Company used its available cash to fund this acquisition. Goodwill totaled approximately $56.2 million, all of which is expected to be deductible for tax purposes.

     Effective October 3, 2002, the Company acquired Russellville Hospital, a 100-bed acute care hospital located in Russellville, Alabama. The consideration for this hospital was $19.8 million in cash. The Company used its available cash to fund this acquisition. Goodwill totaled approximately $7.0 million, all of which is expected to be deductible for tax purposes.

     The Company’s motivation to acquire Northwest Medical Center, Lakeland Community Hospital and Russellville Hospital was to expand the Company’s presence in Alabama. It was also expected that a combined strategy for recruitment of various physician specialties could be achieved. In addition, some managerial positions have been combined for purposes of enhanced operational efficiencies. The Company acquired Logan Regional Medical Center and Guyan Valley Hospital to enter the West Virginia market. The Company’s strategy is to expand healthcare services in Logan and southern West Virginia.

     In October 2002, the Company purchased the outstanding 30% limited partner interest in Dodge City Healthcare Group, L.P., the entity that owns and operates 110-bed Western Plains Regional Hospital in Dodge City, Kansas, for

F17

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

     Intangible assets in the aggregate for acquisitions in 2002 totaled $0.5 million and relate to certificates of need issued by the states in which the Company acquired hospitals. See Note 4 for a discussion of these intangible assets.

Allocations of Purchase Price

     The above acquisitions were accounted for using the purchase method of accounting. The purchase prices of these transactions were allocated to the assets acquired and liabilities assumed based upon their respective fair values and are subject to change during the twelve month period subsequent to the acquisition date. The operating results of the above facilities have been included in the accompanying consolidated statements of operations from the date of each respective facility’s acquisition. The following table summarizes the allocations of the aggregate purchase price of the acquisitions, including assumed liabilities and direct transaction costs, excluding the 2002 purchase of the remaining 30% interest in Dodge City Healthcare Group, L.P., for the years ended December 31, 2002, 2003 and 2004 (in millions):

	2002	2003	2004
Fair value of assets acquired, excluding cash:
Accounts receivable, net	$11.9	$—	$—
Other current assets	2.3	0.5	1.5
Property and equipment	68.4	10.0	19.7
Intangible assets	0.5	0.6	—
Goodwill	67.4	5.8	5.8

	$150.5	$16.9	$27.0

     The pro forma results of operations for the 2003 acquisition of Spring View Hospital and 2004 acquisition of River Parishes Hospital were not included because these acquisitions were not material.

Note 3. Discontinued Operations

     During 2004, the Company committed to a plan to divest its 56-bed Bartow Memorial Hospital located in Bartow, Florida. The Company has reflected Bartow as discontinued operations, consistent with the provisions of SFAS No. 144. The results of operations, net of taxes, and the carrying value of the assets and liabilities of Bartow that are expected to be sold in 2005 have been reflected in the accompanying consolidated financial statements as discontinued operations/assets held for sale/liabilities held for sale in accordance with SFAS No. 144. All prior periods have been reclassified to conform to this presentation for all periods presented. These required reclassifications to the prior period financial statements did not impact total assets, liabilities, stockholders’ equity, net income or cash flows.

     The revenues and loss before income taxes of Bartow reported in discontinued operations for the years ended December 31, 2002, 2003 and 2004 are as follows (in millions):

	2002	2003	2004
Revenues	$28.7	$31.5	$32.8
Loss before income taxes	(2.0)	(2.5)	(1.8)

F18

     The following assets and liabilities of Bartow to be sold are reported as assets and liabilities held for sale in the accompanying consolidated balance sheets at December 31 (in millions):

	2003	2004
Inventories	$0.7	$0.7
Property and equipment, net	30.2	28.5
Goodwill	3.8	3.8

Assets held for sale	$34.7	$33.0

Accrued salaries	$0.3	$0.3

Liabilities held for sale	$0.3	$0.3

Note 4. Goodwill and Intangible Assets

     Pursuant to SFAS No. 142, the Company completed its transitional impairment tests of goodwill during the second quarter of 2002 and did not incur an impairment charge. The Company also performed its annual impairment tests as of October 1, 2002, 2003 and 2004 and did not incur an impairment charge.

     The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 (in millions):

Balance at December 31, 2002	$132.6
Consideration adjustments and finalization of purchase price allocations for acquisitions completed in 2002	0.2
Purchase price allocation for acquisition completed in 2003	5.8

Balance at December 31, 2003	138.6
Purchase price allocations for acquisitions in 2004	5.8

Balance at December 31, 2004	$144.4

     The following table provides information regarding the Company’s intangible assets, which are included in the accompanying consolidated balance sheets at December 31 (in millions):

	Gross carrying		Accumulated
	amount		Amortization
Class of Intangible Asset	2003	2004	2003	2004
Non-competition agreements	$4.2	$4.0	$1.1	$1.8
Certificates of need	1.1	1.1	—	—

Total	$5.3	$5.1	$1.1	$1.8

     Certificates of need were issued by state governments to the hospitals acquired by the Company. An independent appraiser valued each certificate of need. In addition, these intangible assets were determined to have indefinite lives and, accordingly, are not amortized.

     Approximately $4.0 million of the gross carrying amount of the non-competition agreements is related to the Company’s purchase of the outstanding 30% limited partnership interest in Dodge City Healthcare Group, L.P., as discussed in Note 2. The other $0.2 million gross carrying amount of the non-competition agreements expired on December 31, 2004. Amortization expense related to the non-competition agreements for the years ended December 31, 2002, 2003 and 2004 was $0.3 million, $0.7 million, and $0.8 million, respectively. The Company estimates amortization expense for these intangible assets to approximate $0.8 million for each of the years ending December 31, 2005 and 2006, and $0.6 million for the year ending December 31, 2007. The non-competition agreements are amortized on a straight-line basis over the five-year length of the agreements.

F19

Note 5. Income Taxes

     The provision for income taxes for the years ended December 31, 2002, 2003 and 2004 consists of the following (in millions):

	2002	2003	2004
Current:
Federal	$27.3	$34.2	$48.6
State	2.4	2.8	2.4

	29.7	37.0	51.0

Deferred:
Federal	1.0	9.7	3.7
State	1.2	(1.3)	2.0

	2.2	8.4	5.7

Increase (decrease) in valuation allowance	0.8	0.5	(0.7)

Total	$32.7	$45.9	$56.0

     The increases in the valuation allowance in 2002 and 2003 are primarily the result of state net operating loss carryforwards that management believes may not be fully utilized because of the uncertainty regarding the Company’s ability to generate taxable income in certain states. The decrease in the valuation allowance in 2004 was primarily the result of utilization of previously reserved state net operating loss carryforwards. Various subsidiaries have state net operating loss carryforwards in the aggregate of approximately $67.4 million (primarily in the states of Florida, Tennessee and West Virginia) with expiration dates through the year 2024.

     A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2002, 2003 and 2004 follows:

	2002	2003	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.3	2.4	2.7
ESOP expense	3.2	1.2	1.5
Valuation allowance	1.1	0.5	(0.3)
Other items, net	0.7	0.5	0.3

Effective income tax rate	43.3%	39.6%	39.2%

     Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows (in millions):

	2003	2004
Deferred income tax liabilities:
Depreciation and amortization	$(46.2)	$(62.4)
Prepaid expenses	(3.7)	(4.2)
Other	(7.9)	(11.7)

Total deferred income tax liabilities	(57.8)	(78.3)

Deferred income tax assets:
Provision for doubtful accounts	13.3	19.5
Employee compensation	3.6	12.7
Professional liability claims	14.1	10.9
Other	5.3	8.6

Total deferred income tax assets	36.3	51.7

Valuation allowance	(4.0)	(3.4)

Net deferred income tax assets	32.3	48.3

Net deferred income tax liabilities	$(25.5)	$(30.0)

F20

     The balance sheet classification of deferred income tax assets (liabilities) at December 31 is as follows (in millions):

	2003	2004
Current	$10.4	$17.9
Long-term	(35.9)	(47.9)

Total	$(25.5)	$(30.0)

     The Company’s income taxes receivable balances were $7.4 million and $7.5 million at December 31, 2003 and 2004, respectively. The tax benefits associated with the Company’s employee stock plans were $1.7 million, $2.3 million, and $6.2 million for the years ended December 31, 2002, 2003 and 2004, respectively. These tax benefits reduced current taxes payable, increased capital in excess of par value, and increased deferred tax assets attributable to state net operating loss carryforwards by $0.5 million in 2004.

     During 2003, the Internal Revenue Service (“IRS”) notified the Company regarding its findings related to the examination of the Company’s tax returns for the years ended December 31, 1999, 2000 and 2001. The Company reached a partial settlement with the IRS on all issues except for the Company’s method of determining its bad debt deduction for which the IRS has proposed an additional assessment of $7.4 million. All of the adjustments proposed by the IRS are temporary differences. The IRS has delayed final settlement of this assessment until resolution of certain pending court proceedings related to the use of this bad debt deduction method by HCA. On October 4, 2004, HCA was denied certiorari on its appeal of this matter to the United States Supreme Court. The Company intends to reach resolution of its IRS examination after the final settlement of HCA’s tax years preceding the spin-off of the Company from HCA. Due to the complexity of the computations involved, neither the Company nor HCA is presently able to estimate when the final settlement of these tax years will occur. The Company applied its 2002 federal income tax refund in the amount of $6.6 million as a deposit against any potential settlement to forestall the tolling of interest on such settlement beyond the March 15, 2003 deposit date. Management believes that adequate provisions have been reflected in the consolidated financial statements to satisfy final resolution of the remaining disputed issue based upon current facts and circumstances.

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

F21

Note 6. Long-Term Debt

     Long-term debt consists of the following at December 31 (in millions):

	2003	2004
Bank Credit Agreement	$20.0	$—
Convertible Notes	250.0	221.0

	270.0	221.0
Less current maturities	—	—

	$270.0	$221.0

     Maturities of the Company’s long-term debt at December 31, 2004 were as follows (in millions):

2005 – 2008	$—
2009	221.0
Thereafter	—

$221.0

Bank Credit Agreement

     In June 2001, the Company completed a $200 million, five-year amended and restated credit agreement (the “2001 Agreement”) with a syndicate of lenders, which increased the available credit under the revolving credit agreement from $65 million to $200 million and expires in June 2006. As of December 31, 2004, the Company had no indebtedness outstanding under the 2001 Agreement and $8.3 million in letters of credit outstanding, leaving $191.7 million available under the 2001 Agreement. Of the $8.3 million in letters of credit outstanding as of December 31, 2004, $8.2 million was related to the self-insured retention levels of the Company’s professional and general liability insurance program as security for the payment of claims and $0.1 million was related to certain utility companies. The Company repaid its $20.0 million of indebtedness outstanding at December 31, 2003 under the 2001 Agreement in February 2004 with its available cash. The Company borrowed $30.0 million under its 2001 Agreement in June 2004 to fund the acquisition of River Parishes Hospital, as previously described, and for general corporate purposes. Subsequently, the Company used available cash to repay the $30.0 million of indebtedness outstanding under the 2001 Agreement.

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

     Obligations under the 2001 Agreement are guaranteed by substantially all of the Company’s current and future subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries and the stock of the Company’s subsidiaries. The 2001 Agreement requires that the Company comply with various financial ratios and tests and contains covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures and dividends, for which the Company is in compliance as of December 31, 2004.

Convertible Notes

     Effective May 22, 2002, the Company sold $250 million of Convertible Subordinated Notes due June 1, 2009 (the “Convertible Notes”). The net proceeds were approximately $242.5 million and were used for acquisitions, capital improvements at the Company’s existing facilities, repurchases of the Company’s 10 3/4% Senior Subordinated Notes discussed below, working capital and general corporate purposes. The Convertible Notes bear interest at the rate of 4 1/2% per year, payable semi-annually on June 1 and December 1. The Convertible Notes are convertible at the option of the holder at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $47.36 per share. The conversion price is subject to adjustment in certain circumstances. The Company may redeem all or a portion of the Convertible Notes on or after June 3, 2005, at the

F22

then current redemption prices, plus accrued and unpaid interest. Holders of the Convertible Notes may require the Company to repurchase all of the holder’s Convertible Notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control, as defined. The Convertible Notes are unsecured and subordinated to the Company’s existing and future senior indebtedness and senior subordinated indebtedness. The Convertible Notes rank junior to the Company’s liabilities. The indenture does not contain any financial covenants.

     During 2004, the Company repurchased $29.0 million of its $250.0 million Convertible Notes and paid a $0.9 million premium on these repurchases. In connection with these repurchases, the Company expensed $0.6 million of deferred loan costs attributable to the $29.0 million Convertible Note repurchases. The deferred loan cost charge and the $0.9 million premium paid together resulted in a $1.5 million charge in debt retirement costs for the year ended December 31, 2004. The $1.5 million of debt retirement costs had a negative $0.02 per diluted share impact for the year ended December 31, 2004. The $29.0 million repurchase reduced the amount of shares of common stock reserved for issuance upon conversion of the Convertible Notes from 5,278,825 shares to 4,666,481 shares.

Senior Subordinated Notes

     During 2002, the Company repurchased its $150.0 million 10 3/4% Senior Subordinated Notes and paid $26.5 million in premiums, commissions and fees on these repurchases. In connection with these repurchases, the Company recorded debt retirement costs in the year ended December 31, 2002 of $31.0 million.

Deferred Loan Costs

     The Company incurred loan costs of approximately $7.5 million during 2002. The Company capitalized such costs and is amortizing these costs to interest expense over the terms of the related debt (five years for the 2001 Agreement and seven years for the Convertible Notes). The interest expense related to deferred loan cost amortization was approximately $1.4 million, $1.6 million, and $1.5 million during 2002, 2003, and 2004, respectively. During 2002, as a result of the repurchase of the 10 3/4% Senior Subordinated Notes, the Company expensed the remaining deferred loan costs of $4.5 million attributable to the 10 3/4% Senior Subordinated Notes as part of the debt retirement costs in the consolidated income statements.

Note 7. Stockholders’ Equity

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

F23

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

Share Repurchase Program

     In April 2003, the Company’s Board of Directors authorized the repurchase of up to $100 million of outstanding shares of the Company’s common stock either in the open market or through privately negotiated transactions, subject to market conditions, regulatory constraints and other factors, to enable it to take advantage of opportunistic market conditions. This stock repurchase program was publicly announced on April 28, 2003. The Company is not obligated to repurchase any specific number of shares under the program. The program expired on October 28, 2004. The Company repurchased 2,062,400 shares for an aggregate of approximately $45.7 million. Certain of these shares are designated by the Company as treasury stock. The Company retired 863,600 of its 2,062,400 treasury shares during 2003 at a cost of $16.8 million, leaving 1,198,800 shares in treasury at a cost of $28.9 million as of December 31, 2004.

     The following table summarizes the Company’s share repurchase activity, all of which occurred during 2003, by month:

			Total Number
			of Shares
			Purchased as
			Part of a
	Total Number	Average	Publicly
	of Shares	Price Paid	Announced
Period	Purchased	per Share	Program
May 2003	863,600	$19.43	863,600
June 2003	10,200	19.70	10,200
September 2003	450,000	24.31	450,000
October 2003	738,600	23.92	738,600

Total	2,062,400	$22.10	2,062,400

F24

ESOP Compensation

     In connection with the 1999 spin-off transaction, the Company established the ESOP, a defined contribution retirement plan, which covers substantially all employees. The ESOP purchased from the Company approximately 8.3% of the Company’s common stock at fair market value (approximately 2.8 million shares at $11.50 per share). The purchase was primarily financed by the ESOP issuing a promissory note to the Company, which is being repaid annually in equal installments over a 10-year period beginning December 31, 1999. The Company makes contributions to the ESOP which the ESOP uses to repay the loan. The Company’s stock acquired by the ESOP is held in a suspense account and is being allocated to participants at book value from the suspense account as the loan is repaid over a 10-year period.

     The loan to the ESOP is recorded as unearned ESOP compensation in the accompanying consolidated balance sheets. Reductions are made to unearned ESOP compensation as shares are committed to be released to participants at cost. Shares are deemed to be committed to be released ratably during each period as the employees perform services. Shares are allocated ratably to employee accounts over a period of 10 years (1999 through 2008). ESOP expense is recognized using the average market price of shares committed to be released to participants during the accounting period with any difference between the average market price and the cost being charged or credited to capital in excess of par value. As the shares are committed to be released, the shares become outstanding for earnings per share calculations. The non-cash ESOP expense was $9.7 million, $6.9 million and $9.4 million for the years ended December 31, 2002, 2003 and 2004, respectively. The ESOP expense tax deduction is fixed at $3.2 million per year. The fair value of unreleased shares was $39.0 million at December 31, 2004.

     The ESOP shares as of December 31, 2004 were as follows:

Allocated shares	1,525,219
Shares committed to be released	152,813
Unreleased shares	1,118,687

Total ESOP shares	2,796,719

Executive Stock Purchase Plan

     The Company adopted the Executive Stock Purchase Plan in 1999, in which 1,000,000 shares of the Company’s common stock were reserved and issued in 1999. The Executive Stock Purchase Plan granted a right to specified executives of the Company to purchase shares of common stock from the Company. The Company loaned each participant in the plan 100% of the purchase price of the Company’s common stock at the fair value based on the date of purchase (approximately $10.2 million), on a full recourse basis at interest rates ranging from 5.2% to 5.3%. The loans were reflected as notes receivable for shares sold to employees in the accompanying consolidated statements of stockholders’ equity. During the year ended December 31, 2002, the Company’s executives repaid the remaining $5.7 million of such loans, which were fully repaid as of December 31, 2002.

F25

Management Stock Purchase Plan

     The Company has a Management Stock Purchase Plan (“MSPP”) which provides to certain designated employees an opportunity to purchase restricted shares of the Company’s common stock at a discount through payroll deductions over six month intervals. Shares of the Company’s common stock reserved for this plan were 250,000 at December 31, 2004. Such shares are subject to a three-year cliff-vesting period. All of the outstanding unvested shares of MSPP restricted stock will be fully vested as a result of the impendent acquisition of Province, as further discussed in Note 2. The Company redeems shares from employees upon vesting of the MSPP restricted stock for minimum statutory tax withholding purposes. The Company redeemed 17,669 and 3,760 shares upon vesting of the MSPP restricted stock during 2003 and 2004, respectively. There were no redemptions during 2002 because the MSPP shares vested beginning in 2003. Presented below is a summary of activity under the MSPP for 2002, 2003 and 2004:

Shares Available
for Issuance
December 31, 2001	151,573
Forfeitures	29,121
Issuances	(18,994)

December 31, 2002	161,700
Forfeitures	15,051
Issuances	(32,217)

December 31, 2003	144,534
Forfeitures	7,704
Issuances	(25,932)

December 31, 2004	126,306

Employee Stock Purchase Plan

     Effective January 1, 2002, the Company began an Employee Stock Purchase Plan (“ESPP”) which provides an opportunity for substantially all employees to purchase shares of the Company’s common stock at a purchase price equal to 85% of the lower of the closing price on the first day or last day of a six month interval. The Company’s stockholders approved an amendment to the ESPP to increase the number of shares of common stock available for issuance from 100,000 to 300,000 in May 2003. Presented below is a summary of activity under the ESPP for 2002, 2003 and 2004:

Shares Available
for Issuance
December 31, 2001	—
Initial allocation	100,000
Issuances	(39,890)

December 31, 2002	60,110
Additional allocation	200,000
Issuances	(70,787)

December 31, 2003	189,323
Issuances	(27,924)

December 31, 2004	161,399

Stock Options

     1998 Long-Term Incentive Plan

     The Company’s 1998 Long-Term Incentive Plan, as amended, authorizes 11,625,000 shares of the Company’s common stock for issuance as of December 31, 2004. In June 2004, the Company’s stockholders approved an amendment to the 1998 Long-Term Incentive Plan to increase the number of shares of common stock available for issuance from 9,625,000 to 11,625,000. The 1998 Long-Term Incentive Plan authorizes the grant of stock options, stock appreciation rights and other stock based awards to officers and employees of the Company. Options to

F26

purchase 914,950, 1,036,850, and 906,300 shares were granted to the Company’s employees during the years ended December 31, 2002, 2003 and 2004, respectively, under this plan with an exercise price equal to the fair market value on the date of grant. These options become exercisable beginning one year from the date of grant to three years after the date of grant. All options granted under this plan expire 10 years from the date of grant.

     During the first quarter of 2004, the Company granted 175,000 shares of nonvested stock awards to certain key executives under the Company’s 1998 Long-Term Incentive Plan. The nonvested stock awards vest three years from the grant date and contain no vesting requirements other than continued employment of the executive. The fair market value at the date of grant of these nonvested stock awards was $33.17 per share and was recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is being amortized on a straight-line basis in the statements of operations over the three-year vesting period of the awards. The total cost of the amortization related to these nonvested stock awards was approximately $1.7 million for the year ended December 31, 2004.

     All of the outstanding options, except for those granted in December 2004, and all of the outstanding nonvested stock awards under the 1998 Long-Term Incentive Plan will be fully vested as a result of the impendent acquisition of Province, as further discussed in Note 2.

     Outside Directors Stock and Incentive Plan

     The Company also has an Outside Directors Stock and Incentive Plan (“ODSIP”) for which 375,000 shares of the Company’s common stock have been reserved for issuance. In June 2004, the Company’s stockholders approved an amendment to the ODSIP to increase the number of shares of common stock available for issuance from 175,000 to 375,000. The Company granted 26,000 and 30,000 options under such plan to non-employee directors during the years ended December 31, 2002 and 2003, respectively. There were no options granted under such plan during 2004. These options become exercisable beginning in part from the date of grant to three years after the date of grant and expire 10 years after grant.

     The ODSIP further provides that non-employee directors may elect to receive, in lieu of any portion of their annual retainer (in multiples of 25%), a deferred stock unit award. A deferred stock unit award represents the right to receive a specified number of shares of the Company’s common stock. The shares are paid, subject to the election of the non-employee director, either two years following the date of the award or at the end of the director’s service on the board of directors. The number of shares of the Company’s common stock to be paid under a deferred stock unit award is equal to the value of the cash retainer that the non-employee director has elected to forego, divided by the fair market value of the Company’s common stock on the date of the award.

     During the second quarter of 2004, the Company granted 21,000 shares of nonvested stock awards to its outside directors under the ODSIP. These nonvested stock awards vest three years from the grant date and contain no vesting requirements other than continued service of the director. The fair market value at the date of grant of these nonvested stock awards was $37.86 and was recorded as unearned compensation as a component of stockholders’ equity. Unearned compensation is being amortized on a straight-line basis in the statements of operations over the three-year vesting period of the awards. The total cost of the amortization related to these nonvested stock awards was approximately $0.2 million for the year ended December 31, 2004.

     All outstanding options and nonvested stock awards under the ODSIP will be fully vested as a result of the impendent acquisition of Province, as further discussed in Note 2.

F27

     Summary

     Presented below is a summary of stock benefit activity for 2002, 2003 and 2004:

		Stock Options		Nonvested Stock
		Outstanding		Outstanding		Deferred
			Weighted		Weighted	Stock Units
	Shares		Average		Average	Outstanding
	Available	Number	Exercise	Number of	Grant Date	Number of
	for Grant	of Shares	Price	Shares	Price	Shares

December 31, 2001	1,683,108	3,439,140	$19.33	—	$—	5,817
Increases in shares available (approved by stockholders)	2,500,000	—	N/A	—	—	—
Stock option grants	(940,950)	940,950	36.11	—	—	—
Deferred stock unit grants	(2,059)	—	N/A	—	—	2,059
Stock option exercises	—	(265,026)	11.18	—	—	—
Stock option cancellations	98,645	(98,645)	19.04	—	—	—

December 31, 2002	3,338,744	4,016,419	23.81	—	—	7,876
Stock option grants	(1,066,850)	1,066,850	21.60	—	—	—
Deferred stock unit grants	(3,076)	—	N/A	—	—	3,076
Deferred stock units vested	—	—	N/A	—	—	(1,474)
Stock option exercises	—	(333,006)	11.20	—	—	—
Stock option cancellations	356,821	(356,821)	27.75	—	—	—
Adjustments	14,813	—	—	—	—	—

December 31, 2003	2,640,452	4,393,442	23.91	—	—	9,478
Increases in shares available (approved by stockholders)	2,200,000	—	N/A	—	—	—
Stock option grants	(906,300)	906,300	33.49	—	—	—
Deferred stock unit grants	(2,376)	—	N/A	—	—	2,376
Deferred stock units vested	—	—	N/A	—	—	(1,544)
Nonvested stock grants	(196,000)	—	N/A	196,000	33.67	—
Stock option exercises	—	(774,635)	13.23	—	—	—
Stock option cancellations	165,526	(165,526)	33.64	—	—	—
Nonvested stock cancellations	10,000	—	N/A	(10,000)	33.17	—

December 31, 2004	3,911,302	4,359,581	$27.43	186,000	$33.70	10,310

     The following table summarizes information regarding the stock options outstanding at December 31, 2004:

	Stock Options Outstanding
		Weighted		Exercisable Stock Options
		Average	Weighted
		Remaining	Average		Weighted
	Number of	Contractual	Excercise	Number of	Average
Range of Exercise Prices	Shares	Life	Price	Shares	Exercise Price

$0.07 to $12.90	890,933	4.89	$10.44	890,933	$10.44
$14.16 to $17.44	71,833	4.46	$17.19	71,833	$17.19
$18.38 to $29.88	924,968	8.80	$22.01	308,407	$22.27
$31.05 to $33.17	1,054,529	6.87	$32.69	261,664	$31.45
$35.35 to $46.19	1,417,318	7.69	$38.23	1,104,772	$38.69

Total	4,359,581	7.10	$27.43	2,637,609	$25.92

Note 8. Commitments and Contingencies

Americans with Disabilities Act Claim

     On January 12, 2001, Access Now, Inc., a disability rights organization, filed a class action lawsuit against each of the Company’s hospitals alleging non-compliance with the accessibility guidelines under the Americans with

F28

Disabilities Act (the “ADA”). The lawsuit, filed in the United States District Court for the Eastern District of Tennessee, seeks injunctive relief requiring facility modification, where necessary to meet the Americans with Disabilities Act guidelines, along with attorneys fees and costs. The Company is currently unable to estimate the costs that could be associated with modifying these facilities because these costs are negotiated and determined on a facility-by-facility basis and, therefore, have varied and will continue to vary significantly among facilities. In January 2002, the District Court certified the class action and issued a scheduling order that requires the parties to complete discovery and inspection for approximately six facilities per year. The Company intends to vigorously defend the lawsuit, recognizing the Company’s obligation to correct any deficiencies in order to comply with the ADA. As of December 31, 2004, the plaintiffs have conducted inspections at 22 of the Company’s hospitals. On July 19, 2004, the United States District Court approved the settlement agreements between the parties relating to two of the Company’s facilities. These facilities have completed the litigation process and now will move forward in implementing facility modifications in accordance with the terms of the settlement and the Company currently anticipates that the costs associated with modifying these two facilities will be approximately $1.0 million.

Corporate Integrity Agreement

     In December 2000, the Company entered into a five-year corporate integrity agreement with the Office of Inspector General and agreed to maintain its compliance program in accordance with the corporate integrity agreement. This agreement has been amended four times since 2000. Complying with the compliance measures and reporting and auditing requirements of the corporate integrity agreement requires additional efforts and costs. Failure to comply with the terms of the corporate integrity agreement could subject the Company to significant monetary penalties.

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

Physician Commitments

     The Company has committed to provide certain financial assistance pursuant to recruiting agreements with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may loan certain amounts of money to a physician, normally over a period of one year, to assist in establishing his or her practice. The Company has committed to advance a maximum amount of approximately $23.7 million at December 31, 2004. The actual amount of such commitments to be subsequently advanced to physicians is estimated at $9.5 million and often depends upon the financial results of a physician’s private practice during the guaranteed period. Generally, amounts advanced under the recruiting agreements may be forgiven prorata over a period of 48 months contingent upon the physician continuing to practice in the respective community.

Capital Expenditure Commitments

     The Company is reconfiguring some of its facilities to accommodate more effectively patient services and restructuring existing surgical capacity in some of its hospitals to permit additional patient volume and a greater variety of services. The Company has incurred approximately $48.6 million in uncompleted projects as of December 31, 2004, which is included in construction in progress in its accompanying consolidated balance sheet. At December 31, 2004, the Company had projects under construction with an estimated additional cost to complete and equip of approximately $71.5 million.

     Pursuant to the asset purchase agreement for Logan Regional Medical Center, the Company has agreed to expend, regardless of the results of the hospital’s operations, at least $20.0 million in the aggregate for capital expenditures and improvements during the ten-year period following the date of acquisition of December 1, 2002.

F29

The Company had incurred approximately $8.2 million of the required capital improvements as of December 31, 2004.

Acquisitions

     The Company has acquired and will continue to acquire businesses with prior operating histories. Acquired companies, including Province, may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

Leases

     The Company leases real estate properties, buildings, vehicles and equipment under cancelable and non-cancelable leases. Rental expense related to continuing operations for the years ended December 31, 2002, 2003 and 2004 was $7.4 million, $8.4 million, and $9.5 million, respectively.

     Future minimum operating lease payments are as follows at December 31, 2004 (in millions):

2005	$5.3
2006	4.2
2007	3.4
2008	2.5
2009	1.4
Thereafter	3.7

Total minimum payments	$20.5

Tax Matters

     See Note 5. Income Taxes for a discussion of contingent tax matters.

F30

Note 9. Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2002, 2003 and 2004 (dollars and shares in millions, except per share amounts):

	2002 (a)	2003	2004
Numerator:
Numerator for basic earnings per share – income from continuing operations	$42.9	$70.2	$86.8
Interest on convertible notes, net of taxes	—	7.8	7.3

Numerator for diluted earnings per share – income from continuing operations	42.9	78.0	94.1
Loss from discontinued operations, net of income taxes	(1.4)	(1.7)	(1.1)

	$41.5	$76.3	$93.0

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares outstanding	37.5	37.2	37.0
Effect of dilutive securities:
Employee stock benefit plans	1.1	0.8	0.8
Convertible notes	—	5.3	5.0

Denominator for diluted earnings (loss) per share – adjusted weighted average shares	38.6	43.3	42.8

Basic earnings (loss) per share:
Continuing operations	$1.14	$1.89	$2.34
Discontinued operations	(0.03)	(0.05)	(0.03)

Net income	$1.11	$1.84	$2.31

Diluted earnings (loss) per share:
Continuing operations	$1.10	$1.80	$2.20
Discontinued operations	(0.03)	(0.04)	(0.03)

Net income	$1.07	$1.76	$2.17

(a)	The impact of 3.3 million potential weighted average shares of common stock, if converted, and interest expense related to the Convertible Notes was not included in the computation of diluted earnings per share because the effect would have been anti–dilutive.

Note 10. Related Party Transactions

     As part of an officer’s relocation package, the Company purchased a house for approximately $0.5 million during 2004, which is in other assets on the Company’s accompanying balance sheet as of December 31, 2004. In addition as part of another officer’s relocation package, the Company purchased a house for approximately $0.6 million in the second quarter of 2002 and subsequently sold it in the fourth quarter of 2002.

     The Company loaned certain Company executives 100% of the purchase price of the Company’s common stock at the fair market value based on the date of purchase during 1999. The loans are reflected as notes receivable for shares sold to employees in the Company’s consolidated statements of stockholders’ equity. During 2002, Company executives repaid $5.7 million of such loans, which were fully repaid as of December 31, 2002.

F31

Note 11. Subsequent Event

     The Company exercised its option to purchase Bluegrass Community Hospital (“Bluegrass”) for $3.2 million in January 2005. The Company had previously leased Bluegrass from Woodford Healthcare, Inc., a Kentucky not-for-profit corporation from January 2001 through December 2004.

Note 12. Unaudited Quarterly Financial Information

     The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein (dollars in millions, except per share amounts).

	2003
	First	Second	Third	Fourth
Revenues (a)	$212.9	$214.1	$219.4	$229.2

Income from continuing operations	$18.1	$16.0	$16.4	$19.7
Loss from discontinued operations	(0.4)	(0.7)	(0.2)	(0.4)

Net income	$17.7	$15.3	$16.2	$19.3

Basic earnings (loss) per share:
Continuing operations	$0.48	$0.43	$0.44	$0.54
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.01)

Net income	$0.47	$0.41	$0.43	$0.53

Diluted earnings (loss) per share:
Continuing operations	$0.46	$0.41	$0.42	$0.51
Discontinued operations	(0.01)	(0.01)	—	(0.01)

Net income	$0.45	$0.40	$0.42	$0.50

	2004
	First	Second	Third	Fourth
Revenues (b)	$247.5	$238.2	$253.7	$257.5

Income from continuing operations	$24.2	$19.5	$20.1	$23.0
Loss from discontinued operations	(0.3)	(0.8)	(0.4)	0.4

Net income	$23.9	$18.7	$19.7	$23.4

Basic earnings (loss) per share:
Continuing operations	$0.66	$0.53	$0.54	$0.62
Discontinued operations	(0.01)	(0.02)	(0.01)	0.01

Net income	$0.65	$0.51	$0.53	$0.63

Diluted earnings (loss) per share:
Continuing operations	$0.61	$0.50	$0.51	$0.58
Discontinued operations	(0.01)	(0.02)	(0.01)	0.01

Net income	$0.60	$0.48	$0.50	$0.59

(a)	The net adjustments to estimated third-party payor settlements increased (decreased) revenues by $2.9 million, $1.4 million, $1.9 million and $(0.2) million during the first, second, third and fourth quarters, respectively.

(b)	The net adjustments to estimated third-party payor settlements increased revenues by $1.4 million, $0.8 million, $1.6 million and $3.7 million during the first, second, third and fourth quarters, respectively. In addition, the Company recognized $3.2 million of additional revenues during the first quarter of 2004 related to a Medicare disproportionate share designation confirmation by the CMS.

F32

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on February 28, 2005.

LIFEPOINT HOSPITALS, INC.

By:	/s/ KENNETH C. DONAHEY

Kenneth C. Donahey
Chairman, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date
/s/ KENNETH C. DONAHEY Kenneth C. Donahey	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 28, 2005

/s/ MICHAEL J. CULOTTA Michael J. Culotta	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2005

/s/ RICKI TIGERT HELFER	Director	February 28, 2005

Ricki Tigert Helfer

/s/ JOHN E. MAUPIN, JR., D.D.S.	Director	February 28, 2005

John E. Maupin, Jr., D.D.S.

/s/ DEWITT EZELL, JR.	Director	February 28, 2005

DeWitt Ezell, Jr.

/s/ WILLIAM V. LAPHAM	Director	February 28, 2005

William V. Lapham

/s/ RICHARD H. EVANS	Director	February 28, 2005

Richard H. Evans

/s/ OWEN G. SHELL, JR.	Director	February 28, 2005

Owen G. Shell, Jr.

Exhibit Index

Exhibit
Number		Description of Exhibits
2.1	—	Agreement and Plan of Merger, dated as of August 15, 2004, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (a)

2.2	—	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 25, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (b)

2.3	—	Distribution Agreement dated May 11, 1999 by and among Columbia/HCA, Triad Hospitals, Inc. and LifePoint Hospitals, Inc. (c)

3.1	—	Certificate of Incorporation (c)

3.2	—	Bylaws (c)

3.3	—	First Amendment to the Bylaws (d)

4.1	—	Form of Specimen Stock Certificate (e)

4.2	—	Rights Agreement, dated as of May 11, 1999, between the LifePoint Hospitals, Inc. and National City Bank as Rights Agent (c)

4.3	—	Indenture, dated as of May 22, 2002, between LifePoint Hospitals, Inc. and National City Bank, as trustee, relating to the 4 1/2% Convertible Subordinated Notes due 2009 (f)

4.4	—	Registration Rights Agreement, dated as of May 22, 2002, among LifePoint Hospitals, Inc., UBS Warburg LLC, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc., Lehman Brothers, Inc., Salomon Smith Barney Inc., Banc of America Securities LLC, and Fleet Securities, Inc. (f)

4.5	—	Form of 4 1/2% Convertible Subordinated Note due 2009 of LifePoint Hospitals, Inc. (f)

10.1	—	Tax Sharing and Indemnification Agreement, dated May 11, 1999, by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (c)

10.2	—	Benefits and Employment Matters Agreement, dated May 11, 1999 by and among Columbia/HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (c)

10.3	—	Insurance Allocation and Administration Agreement, dated May 11, 1999, by and among Columbia/ HCA, LifePoint Hospitals, Inc. and Triad Hospitals, Inc. (c)

10.4	—	Computer and Data Processing Services Agreement dated May 11, 1999 by and between Columbia Information Systems, Inc. and LifePoint Hospitals, Inc. (c)

10.5	—	Amendment to Computer and Data Processing Services Agreement, dated April 28, 2004, by and between HCA-Information Technology and Services, Inc. and LifePoint Hospitals, Inc. (g)

10.6	—	LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (c)

10.7	—	Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (i)

10.8	—	Second Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (i)

10.9	—	Third Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (j)

10.10	—	Fourth Amendment to the LifePoint Hospitals, Inc. 1998 Long-Term Incentive Plan (p)

10.11	—	LifePoint Hospitals, Inc. Executive Stock Purchase Plan (c)

10.12	—	Form of Share Purchase Loan and Note Agreement between LifePoint Hospitals and certain executive officers in connection with purchases of Common Stock pursuant to the Executive Stock Purchase Plan (h)

10.13	—	LifePoint Hospitals, Inc. Management Stock Purchase Plan, as amended and restated (j)

10.14	—	LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (c)

10.15	—	Amendment to the LifePoint Hospitals, Inc. Outside Directors Stock and Incentive Compensation Plan (q)

10.16	—	Amended and Restated Credit Agreement, dated as of June 19, 2001, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (k)

Exhibit
Number		Description of Exhibits
10.17	—	First Amendment to Credit Agreement, dated as of April 30, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (j)

10.18	—	Second Amendment to Credit Agreement, dated as of October 1, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (j)

10.19	—	Third Amendment to Credit Agreement, dated as of December 30, 2002, among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent lender, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (j)

10.20	—	Fourth Amendment to Credit Agreement, dated as of June 18, 2004, by and among LifePoint Hospitals Holdings, Inc., as borrower, Fleet National Bank as administrative agent for the lenders, the financial institutions or entities from time to time which are parties to the Credit Agreement as lenders, Bank of America, N.A. and Deutsche Banc Alex. Brown Inc., as co-syndication agents, and Credit Lyonnais New York Branch and SunTrust Bank, as co-documentation agents (g)

10.21	—	Corporate Integrity Agreement, dated as of December 21, 2000, by and between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals (l)

10.22	—	Amendment to the Corporate Integrity Agreement, dated April 29, 2002, between the Office of Inspector General of the Department of Health and Human Services and LifePoint Hospitals, Inc. (j)

10.23	—	Letter from the Office of Inspector General of the Department of Health and Human Services, dated October 15, 2002 (j)

10.24	—	Letter from the Office of Inspector General of the Department of Health and Human Services, dated December 18, 2003

10.25	—	Letter from the Office of Inspector General of the Department of Health and Human Services, dated March 3, 2004

10.26	—	LifePoint Hospitals, Inc. Employee Stock Purchase Plan (m)

10.27	—	First Amendment to the LifePoint Hospitals, Inc. Employee Stock Purchase Plan (n)

10.28	—	LifePoint Hospitals, Inc. Change in Control Severance Plan (o)

10.29	—	LifePoint Hospitals, Inc. Executive Performance Incentive Plan (r)

10.30	—	Employment Agreement of Kenneth C. Donahey, as amended and restated

10.31	—	Senior Secured Credit Facilities Commitment Letter, dated as of August 15, 2004, from Citigroup North America, Inc. and Citigroup Global Markets, Inc. to LifePoint Hospitals, Inc. (a)

10.32	—	Consulting Agreement, dated as of August 15, 2004, by and between LifePoint Hospitals, Inc. and Martin S. Rash (b)

10.33	—	Comprehensive Service Agreement for Diagnostic Imaging and Biomedical Services, executed on January 7, 2005, between LifePoint Hospital Holdings, Inc. and GE Healthcare Technologies

21.1	—	List of Subsidiaries

23.1	—	Consent of Independent Registered Public Accounting Firm

31.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer of LifePoint Hospitals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K filed on August 16, 2004, File No. 000-29818.

(b)	Incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Lakers Holding Corp. on February 18, 2005 under the Securities Act of 1933, as amended, File Number 333-119929.

(c)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 000-29818.

(d)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-29818.

(e)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, File No. 000-29818.

(f)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-3 under the Securities Act of 1933, as amended, File No. 333-90536.

(g)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File Number 000-29818.

(h)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 1999, File No. 000-29818.

(i)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-8 under the Securities Act of 1933, File No. 333-63140.

(j)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2002, File No. 000-29818.

(k)	Incorporated by reference from exhibits to LifePoint Hospitals’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 000-29818.

(l)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-29818.

(m)	Incorporated by reference from exhibits to LifePoint Hospitals’ Annual Report on Form 10-K for the year ended December 31, 2001, File No. 000-29818.

(n)	Incorporated by reference from exhibits to LifePoint Hospitals’ Registration Statement on Form S-8 under the Securities Act of 1933, File No. 333-105775.

(o)	Incorporated by reference from exhibits to LifePoint Hospitals’ Current Report on Form 8-K dated May 16, 2002, File No. 000-29818.

(p)	Incorporated by reference from Appendix A to LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818.

(q)	Incorporated by reference from Appendix B to LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818.

(r)	Incorporated by reference from Appendix C to LifePoint Hospitals’ Proxy Statement dated April 28, 2004, File No. 000-29818.